Form 10-Q
period 1996-03-31
TRM COPY CENTERS CORP
filed 1996-05-14
CIK 749254

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________

      Commission file number               0-19657
                             -----------------------------------------

                        TRM COPY CENTERS CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Oregon                                          93-0809419
- - -------------------------------                     ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                           5208 N.E. 122nd Avenue
                           Portland, Oregon 97230
            ---------------------------------------------------
            (Address of principal executive offices) (Zip Code)

                               (503) 257-8766
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X      NO
     -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                 OUTSTANDING AT MARCH 31, 1996
              ------------             -----------------------------
              Common Stock                       6,469,793

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
        --------------------

                        TRM COPY CENTERS CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                               (In thousands)

                                                                        June 30,        March 31,
                                                                            1995             1996
                                                                    ------------      -----------
                  ASSETS
Current assets:
        Cash and cash equivalents                                       $    755         $    515
        Accounts receivable, net                                           6,735            7,725
        Inventories                                                        6,545            5,249
        Prepaid expenses and other                                         1,726            1,495
                                                                        --------         --------
                 Total current assets                                     15,761           14,984
Equipment and vehicles, less accumulated depreciation                     39,823           39,335
Other assets                                                                 152              121
                                                                        --------         --------

                                                                        $ 55,736         $ 54,440
                                                                        ========         ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Checks in transit                                               $  1,422         $  1,116
        Accounts payable                                                   1,493            1,183
        Accrued expenses                                                   3,303            3,299
                                                                        --------         --------
                  Total current liabilities                                6,218            5,598
Long-term debt                                                            14,238           10,553
Deferred income taxes                                                      3,752            4,416
                                                                        --------         --------
                  Total liabilities                                       24,208           20,567
Commitments                                                                   --               --
Stockholders' equity:
        Preferred stock, no par value.  Authorized
                  5,000 shares; no shares issued
                  and outstanding                                             --               --
        Common stock, no par value.  Authorized
                  10,000 shares; issued and
                  outstanding 6,432 and 6,470 shares                      15,940           16,070
Retained earnings                                                         15,580           18,411
Cumulative translation adjustment                                              8             (608)
                                                                        --------         --------
                  Total stockholders' equity                              31,528           33,873
                                                                        --------         --------
                                                                        $ 55,736         $ 54,440
                                                                        ========         ========

                        TRM COPY CENTERS CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share data)

                                                    Three Months Ended                 Nine Months Ended
                                                          March 31,                         March 31,
                                                   ---------------------             ---------------------
                                                      1995          1996                1995          1996
                                                   -------       -------             -------       -------
Sales                                              $16,089       $17,394             $44,057       $49,838
Less discounts                                       2,983         3,027               8,123         8,654
                                                   -------       -------             -------       -------
             Net sales                              13,106        14,367              35,934        41,184
Cost of sales                                        7,157         7,708              19,531        22,474
                                                   -------       -------             -------       -------
             Gross profit                            5,949         6,659              16,403        18,710
Selling, general and administrative
        expense                                      3,926         4,504              10,983        12,928
                                                   -------       -------             -------       -------
             Operating income                        2,023         2,155               5,420         5,782
Other expense:
        Interest                                       275           230                 631           779
        Other, net                                     144           122                 381           275
                                                   -------       -------             -------       -------
             Income before income taxes              1,604         1,803               4,408         4,728
Provision for income taxes                             641           726               1,749         1,897
                                                   -------       -------             -------       -------
             Net income                            $   963       $ 1,077             $ 2,659       $ 2,831
                                                   =======       =======             =======       =======

Net income per share                               $  0.14       $  0.15             $  0.39       $  0.39
                                                   =======       =======             =======       =======

Weighted average common and
        common equivalent shares
        outstanding                                  7,000         7,317               6,899         7,234
                                                   =======       =======             =======       =======

                        TRM COPY CENTERS CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               (In thousands)

                                                 Common Stock                        Cumulative
                                          ---------------------        Retained     Translation
                                          Shares         Amount        Earnings      Adjustment          Total
                                          ------         ------        --------      ----------          -----
Balance at June 30, 1995                   6,432        $15,940         $15,580        $      8        $31,528
Exercise of stock options                     29             76                                             76
Issuance of stock to employees                 9             54                                             54
Net income for the
        nine months ended
        March 31, 1996                        --             --           2,831              --          2,831
Foreign currency translation
        adjustment                            --             --              --            (616)          (616)
                                          ------        -------         -------        --------        -------
Balances at March 31, 1996                 6,470        $16,070         $18,411        $   (608)       $33,873
                                          ======        =======         =======        ========        =======

                        TRM COPY CENTERS CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (In thousands)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                            1995                  1996
                                                                       ---------             ---------
Operating activities:
      Net income                                                       $   2,659             $   2,831
      Adjustments to reconcile net
            income to net cash provided by
            operating activities:
            Depreciation                                                   3,323                 3,884
            Loss on disposal of equipment
                   and vehicles                                               14                    39
             Changes in items affecting operations:
                   Accounts receivable                                    (1,836)                 (990)
                   Inventories                                            (1,936)                1,296
                   Prepaid expenses and other                                (56)                  231
                   Accounts payable                                        2,768                  (310)
                   Accrued expenses                                          326                    (4)
                   Deferred income tax                                       612                   664
                                                                       ---------              --------
                         Total operating activities                        5,874                 7,641
                                                                       ---------              --------
Investing activities:
      Proceeds from sale of equipment                                         75                    80
      Capital expenditures                                               (11,258)               (4,355)
      Other                                                                  (10)                   31
                                                                       ---------              --------
                         Total investing activities                      (11,193)               (4,244)
                                                                       ---------              --------
Financing activities:
      Increase in checks in transit, net                                    (246)                 (306)
      Principal payments on long-term debt                                (3,445)              (10,150)
      Proceeds from long-term debt                                         8,200                 6,465
      Net proceeds from issuance of common stock                              85                   130
                                                                       ---------              --------
                         Total financing activities                        4,594                (3,861)
                                                                       ---------              --------
      Effect of exchange rate changes                                        262                   224
                                                                       ---------              --------
Net increase (decrease) in cash and
      cash equivalents                                                      (463)                 (240)

Cash and cash equivalents at beginning
      of period                                                              663                   755
                                                                       ---------              --------
Cash and cash equivalents at end of period                             $     200              $    515
                                                                       =========              ========

                        TRM COPY CENTERS CORPORATION

            Notes to Condensed Consolidated Financial Statements
            ----------------------------------------------------

1.   Interim Financial Data:

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These condensed interim financial data should be read in conjunction with the Company's latest annual report to shareholders.

2.   Net Income Per Share:

     Net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents assumed to be outstanding during the periods. Common stock equivalents consist of options to purchase stock (using the treasury stock method).

3.   Inventories (in thousands):


                                        June 30,              March 31,
                                            1995                   1996
                                        --------              ---------
Paper                                    $ 2,740                $ 1,433
Toner and developer                        1,533                  1,023
Parts                                      2,272                  2,793
                                         -------                -------

                                         $ 6,545                $ 5,249
                                         =======                =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

General
- - -------

     The Company has continued to expand its business by opening TRM Centers in new and existing market areas. The number of market areas served increased from 50 to 54 from June 30, 1994, to June 30, 1995. The number of TRM Centers grew from 25,563 to 28,995 over the same period. This expansion has continued into the first nine months of fiscal 1996 with the opening of an additional nine new market areas and 2,037 TRM Centers. As of March 31, 1996, the Company had 63 market areas with 31,032 TRM Centers.

Results of Operations
- - ---------------------

     Sales for the third quarter were $17.4 million, up 8.1% from third quarter sales of the previous year of $16.1 million. This growth is due primarily to increased numbers of units. Average sales per unit also improved for the fifth quarter in a row. The number of units billed during the quarter increased 7.5% compared with the third quarter of the prior year, reflecting continued expansion of service areas. Sales for the first nine months of the year were $49.8 million, up 13.1% from the prior year.

     The Company continued its aggressive program of removing and relocating under-performing machines, which it began last year. Accordingly, the 431 net TRM Centers installed in the third quarter were consistent with levels in the prior five quarters, but below levels in earlier periods. This emphasis is expected to continue throughout calendar 1996. TRM Centers were newly placed, during the quarter, in Columbia, South Carolina and Columbus, Ohio, in the U.S. and in Bristol and New Castle, in the U.K. These four service areas were opened using a low-cost opening model first introduced in the fourth quarter of fiscal 1995. Under this model, resources from an established TRM Service Center are used to open the new area. Additional similar openings are planned over the coming quarters.

     Sales discounts are the portion of revenue retained by customers. Sales discounts as a percentage of sales continues to decline, from 18.5% to 17.4% in the comparable quarters. This reflects changes made in business agreements with new customers. The discount rate generally varies between individual retail businesses based on volume.

     Cost of sales continues to be affected by higher paper costs, which increased 9.8% compared to the prior quarter and 29.4% compared to the prior nine months. Despite this, cost of sales as a percentage of sales during the third quarter decreased slightly to 44.3% from 44.5% in the prior year. This is primarily due to the Company's continued focus on controlling costs and improving the profit performance of the installed base of machines.

     It is expected that the third quarter will be the last quarter significantly affected by the inventory of higher-cost paper. The paper cost impact in the fourth quarter is expected to be minor compared to the fourth quarter of last year. Looking forward, management is optimistic but cautious on the outlook for paper prices. Though prices have come down in recent months, it appears the volatility is continuing with a slight price increase announced in late April.

     Selling, general and administrative expense grew to 25.9% as a percentage of sales during the third quarter as compared to 24.4% in the same quarter of the prior year. This reflects efforts to enhance and add to the management team and to the management information systems over the last year.

     Interest costs are incurred because the Company has used bank borrowings to help fund its expansion. The decrease in interest costs during the third quarter is primarily due to lower debt levels, which decreased from $14.3 million as of March 31, 1995, to $10.6 million as of March 31, 1996. These lower debt levels resulted from higher cash flow from operations and lower capital expenditures.

Liquidity and Capital Resources
- - -------------------------------

     During the nine months ended March 31, 1996, the Company spent $4.4 million on capital expenditures as it continued expanding its business. The primary source of capital for this expansion was cash generated from operations.

        The Company currently anticipates capital expenditures of between $6 and $8 million during fiscal 1996. The Company intends to finance these capital expenditures primarily with cash generated from operations, although bank borrowings are available to supplement expenditures if needed. The Company expects that these sources will provide adequate cash to fund its expansion through at least December 31, 1996.

Forward-looking Statements
- - --------------------------

         The information in this report regarding the Company's program of removing and relocating under-performing machines, service area openings, paper costs and capital expenditures contain forward-looking statements and actual results may materially differ. These statements involve risks and uncertainties that could cause actual results to materially differ, including the following: business conditions in the market areas the Company operates in, competitive factors, consumer demand for the Company's services, the Company's ability to execute its plans successfully and the volatility of paper costs.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (B)  REPORTS ON FORM 8-K.

         There were no reports filed on Form 8-K during the three months ended March 31, 1996.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRM COPY CENTERS CORPORATION

Date:  May 15, 1996                    By:  ROBERT A. BRUCE
       ---------------------------         -------------------------------
                                            Robert A. Bruce
                                            Secretary, Vice President, Finance
                                            and Chief Financial Officer