Form 10-K
period 1996-06-30
TRM COPY CENTERS CORP
filed 1996-09-17
CIK 749254

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                ----------

                                 FORM 10-K
(MARK ONE)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                     OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES ACT OF 1934
 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                       COMMISSION FILE NUMBER 0-19657

                                ----------

                        TRM COPY CENTERS CORPORATION
           (Exact name of registrant as specified in its charter)

              OREGON                                  93-0809419
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
       of incorporation)

                           5208 N.E. 122ND AVENUE
                        PORTLAND, OREGON 97230-1074
            (Address of principal executive offices) (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (503) 257-8766

                                ----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                    None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                Common Stock
                           (Title of each class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 31, 1996 the aggregate market value of the Registrant's Common Stock held by non affiliates of the Registrant was $58.3 million. Solely for purposes of this calculation, the Registrant has treated its Board of Directors and Executive Officers as affiliates.

     As of July 31, 1996, the number of shares of the Registrant's Common Stock outstanding was 6,486,291.

                    DOCUMENTS INCORPORATED BY REFERENCE:

     Parts of Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Part II of this Report, and parts of Registrant's Proxy Statement for the annual meeting of shareholders on October 22, 1996 are incorporated by reference into Part III of this Report.

================================================================================

                                   PART I


ITEM 1.  BUSINESS

GENERAL

     As of August 1996, TRM Copy Centers Corporation owned and maintained over 32,000 self-service photocopiers in retail establishments such as pharmacies, stationery stores, hardware stores and gift shops in 66 metropolitan areas: 46 in the U.S., five in Canada, 14 in the U.K., and one in France. TRM installs, maintains and supplies its photocopiers and regularly monitors their usage. Each retail business collects payment from its customers, shares in the revenue generated by the Copy Center and benefits from any increase in walk-in traffic. The Company invoices and collects payment from each retailer monthly.

     TRM has had in place about 400 full-color copiers since 1992. While the Company does not intend to substantially expand the number of Color Copy Centers during fiscal 1997, it is likely that the color program will be expanded at some point further in the future.

     Each Copy Center consists of a photocopier, a machine stand and advertising signs. Copy Centers are identified by the Company's trapezoidal yellow and black "TRM Copies" signs.

     TRM became the leading provider in self-service photocopying in many of the metropolitan areas it serves by focusing on service and convenience. The Company strives to conveniently locate high numbers of TRM Centers throughout its service areas. Operations by geographic area are presented in Note 10 to the Consolidated Financial Statements included in the Annual Report to Shareholders.

     The Company services its TRM Centers and provides all necessary supplies. The retail business supplies space and electrical power for the TRM Center and supervises its use. Consumers report the number of uses of the TRM Center to the retail business cashier, who collects payment. Each month, the retail business pays TRM a percentage of the TRM Center revenue, which generally is based on a sliding scale related to usage, as recorded by the TRM Center's tamper-proof internal counter.

     All training, purchasing, billing and collection functions, as well as coordination of customer service, are centralized in the Company's offices in Portland, Oregon. Generally, the only personnel outside the Portland offices are service and sales personnel. TRM minimizes costs by buying large quantities of new and used photocopiers, by rebuilding used photocopiers and by centrally purchasing large quantities of parts, paper and toner. The Company believes that its centralized operating systems and standardized operating procedures enable it to efficiently open new geographies and to install and service thousands of TRM Centers.

     The Company began business in 1981. From the end of fiscal 1991 through June 30, 1996, TRM opened operations in 20 U.S., five Canadian, 14 U.K., and one French metropolitan areas.

     As used in this Annual Report, the terms "the Company" and "TRM" refer to TRM Copy Centers Corporation and its subsidiaries, unless the context requires otherwise.

LOCATIONS

     TRM has focused its sales efforts on a large number of small retail businesses so that no retail business accounts for a significant portion of revenues or profits. Further, TRM has diversified geographically to avoid dependence on one or more market areas. The Company does not believe that the presence of significant competition in any single geographic market would have a material adverse effect on the Company.

     The Company has established a local Service Center in all its 48 major metropolitan areas. Each of these Service Centers consists of leased premises generally staffed by a service manager and one or more service technicians and salespeople. TRM locates its Service Centers in sites convenient to the TRM Centers. Service Centers include a small warehouse for the storage of photocopiers, other components, spare parts, paper and toner. The Company also has four small Service Centers where the service manager is the only technician. These small Service Centers are based in the managers' homes. Further, 13 of the most recently opened metropolitan areas (called "satellites") were opened with resources from existing Service Centers nearby and do not have stand-alone facilities.

EXPANSION

     TRM installed 12,127 additional TRM Centers, net of replacements and removals, from July 1, 1993 to June 30, 1996. In addition to installing 2,724 net TRM Centers in fiscal 1996, the Company focused on improving the profit performance of the installed base of machines. During fiscal 1997, the Company plans to add between 3,000 and 4,000 additional TRM Centers in existing market areas and in new areas, and to continue to actively manage its installed base.

     The Company's planned expansion will require an increase in the number of installed photocopiers, Service Centers, service technicians, salespeople and customers. TRM uses both new and used photocopiers, and as of July 31, 1996, had over 5,000 uninstalled photocopiers in its system (see "Photocopiers"). The Company will open a new Service Center in each new geographic market as it is justified. The service technicians needed for the planned expansion will be trained at TRM's Technology Center in Portland. TRM sells the TRM Center concept to retail businesses through sales lead generation programs and local door-to-door solicitation using independent and Company sales representatives, and, beginning in 1996, service technicians.

     In January 1996, the Company began a program called "service selling" in selected North American cities. The program trains and rewards service technicians to sell the TRM program in their service areas. Coincident with the rollout of service selling, effective July 1, 1996, the Company streamlined field operations. Field sales responsibilities were moved into the field operations group under the Chief Operating Officer. This allows for the sharing of management teams across the expanse of North America and for a coordinated effort to grow our market share in established cities, particularly in North America.

     In actively managing the profit performance of the installed base, under-performing machines are removed and put back into stock to be redeployed at better sites. Machines under-priced for the supporting copy volume are repriced to higher levels. During fiscal 1996, machines were relocated and copy prices were raised at thousands of locations.

     The Company intends to continue to focus on its core photocopy business with controlled growth from new and existing U.S. market areas, from international expansion and from new products and services which can be delivered to the core customer base and similar customers.

NEW PRODUCTS AND SERVICES UNDER DEVELOPMENT

     The Company is positioned to add other products or services to further optimize the use of its in-place network of sales, service, distribution and support as well as its growing installed customer base. Although sales generated from additional products currently represent less than 5% of the total sales, the Company is actively testing multiple new products and services.

     During 1996, investments were made in designing an add-on electronic and receipt printing module for the Company's photocopiers, which allows for stepped volume pricing (e.g., the first copy for 10(cent), copies 2-5 for 7(cent), etc.). This will be market tested in fiscal 1997. The Company is also testing retailer-serviced coin-operated convenience copying with large format chain stores, where TRM's service quality and worldwide infrastructure is a key advantage, but where host cashiering is not a desired benefit. Also in 1996, the Company expanded its initial trial for marketing prepaid telephone cards (to our base of retailers). Another example is the design-your-own instant business cards product, which is discussed under the caption "BisCard Corporation." TRM's intent is to invest in developing and market testing these and other new products and services to identify those that clearly deserve to become country or system-wide offerings. TRM has had in place about 400 full-color copiers since 1992. While the Company does not intend to substantially expand the number of Color Copy Centers during fiscal 1997, it is likely that the color program will be expanded at some point further in the future.

COMPETITION

     A person seeking photocopy services has a variety of alternatives to a TRM Center. These alternatives include specialty full-service business centers and copy and print shops, coin-operated photocopiers and other photocopiers located within retail shops. Each of these alternatives may to some extent compete with the Company. The Company does not attempt to compete directly with most alternative suppliers of photocopy services. Instead, the Company seeks to distinguish itself by blanketing its service areas with large numbers of convenient photocopiers and by providing high quality service to those locations.

     Full-service business centers and copy and print shops generally serve a market more interested in high volume and sophisticated copying than in convenience of location.

     Coin-operated photocopiers are sometimes located in smaller retail establishments similar to TRM's locations. While these coin-operated photocopiers provide an alternative to Copy Centers, the Company believes that they are less convenient to operate and do not pose a significant competitive threat to the majority of TRM's retailers. As indicated under the caption "New Products and Services Under Development," the Company is testing coin-operated copying with major large format chains and retail stores, which have not been targeted by TRM up to the present time.

     The Company is aware of several self-service non-coin-operated photocopier businesses using the retail business concept. To the Company's knowledge, each is limited to a relatively small geographic market and a relatively small number of photocopiers. Because of barriers to entry in the Company's business, such as developing operating systems, establishing sources of supply and achieving economies of scale, the Company does not believe any of these competitors currently represents a significant threat.

     Personal copiers provide a substitute for Copy Centers. While these photocopiers have been on the market for a number of years, the Company does not believe that they have had a significant adverse effect on its business. The Company is unable to predict whether a technological or price breakthrough might increase sales of personal copiers and reduce demand for the Company's copy services.

     Computers with printers allow convenient production of multiple copies. The Company does not believe that computer printing will have a significant adverse effect on its Copy Center business. At present, computer duplicating is primarily used only for a document which is electronically resident on that particular computer and not for other paper originals. Both computer printers and personal copiers currently have per copy costs to the user which are similar to or higher than TRM's retail copy prices so they are not, in general, a lower cost alternative.

QUARTERLY SEASONALITY

     Historically, the Company has experienced slightly higher than average production per TRM Center in its third and fourth fiscal quarters and slightly lower than average production per TRM Center in its first fiscal quarter.

PHOTOCOPIERS

     As of August 1996, TRM owned more than 37,000 new and used photocopiers. Over 32,000 were revenue-producing Copy Centers in the field, and over 5,000 were in the logistics pipeline, available for future installation or waiting to be rebuilt. The Company continues to investigate new and used photocopiers available for its use. Generally, new photocopiers are shipped direct from the manufacturer to a TRM Service Center. Used photocopiers are generally rebuilt at the Company's rebuilding facility in Portland, Oregon. The Company expects to continue to use both new and used photocopiers to expand its black and white copying business.

     Supply

     To date in North America, the Company has primarily used two similar discontinued models of used photocopiers originally manufactured by Ricoh Company, Ltd. and its affiliates. TRM bought these photocopiers from photocopier brokers and dealers. These two models of black and white photocopiers have not been manufactured since 1979 and 1982. During fiscal 1993, TRM developed a supply relationship with Mita Copystar America, Inc.
(Mita), for black and white photocopiers and related products in North America. The resulting arrangement, as updated, contains no commitment to purchase any specific number of photocopiers. The Company continues to monitor and evaluate supplies and feature/functionality of new and used photocopiers available for its use.

     During fiscal 1992, the Company developed a supply relationship with Ricoh Corporation (Ricoh) for full-color photocopiers and related products. TRM is not currently adding to its inventory of full-color copiers. Ricoh ships related products directly to the appropriate TRM Service Center as directed by the Company. The Company will continue to monitor and evaluate models of full-color photocopiers available for its use.

         Also during fiscal 1992, a supply arrangement was entered into with Mita Europe B.V. for black and white photocopiers and related products in Europe. Under this arrangement, photocopiers and related products are shipped from Mita directly to the Company's European Service Centers. The Company continues to monitor and evaluate supplies of new and used photocopiers in Europe available for its use.

     Few of TRM's photocopiers have ever become mechanically obsolete. Because of their simplicity, the Company believes that its photocopiers are more dependable than many other models.

     During fiscal 1997, the Company expects to buy and rebuild additional copiers. However, it also expects to satisfy a portion of its expansion plans with photocopiers on hand but not yet installed. Accordingly, the number of photocopiers not yet installed is expected to decrease during fiscal 1997.

     Parts

     The Company acquires a majority of the parts for its used photocopiers directly from various parts fabricators. Many parts are built to TRM's specifications. While TRM's strategy is to use multiple sources for its parts to reduce dependence on single sources, some parts are purchased from single sources. Temporary shortages, increased costs and quality control problems could result if parts from a single or limited source became unavailable. Currently, parts for the Mita photocopiers and the Ricoh full-color photocopiers are being supplied primarily by the photocopier manufacturers. The Company will continue to evaluate available sources of supply for parts.

PAPER

     Photocopy paper is purchased centrally by the Company's corporate offices and then shipped directly from the mills to the Service Centers. A number of paper companies are capable of producing the paper usable by the Company. The Company believes that sufficient paper should be available to supply the Company's expanding business. As explained in Management's Discussion and Analysis in the Annual Report to Shareholders, the cost of paper rose significantly during fiscal 1996 compared to fiscal 1995, but, as of year end, costs were below the peak of the fall of 1995.

TONER

     The Company currently purchases liquid toner for its North American black and white rebuilt photocopiers directly from one manufacturer. The Company believes that if another source of toner were needed, it could obtain suitable toner on reasonable terms from other manufacturers, although some start-up delays could occur. Currently, toner for the Mita photocopiers and the Ricoh full-color photocopiers is being supplied primarily by the photocopier manufacturers. The Company will continue to evaluate available sources of supply for toner.

EMPLOYEES

     As of June 30, 1996, the Company had approximately 650 employees, most of which were full-time. Approximately 405 are in field service, 215 are in sales, marketing, customer service, purchasing, billing and administration, and 30 are in training, production and warehouse functions. None of the Company's employees are represented by unions. The Company believes it has good relations with its employees. The Company currently engages about 30 independent contractors to sell TRM Centers.

SERVICE MARKS

     Most Copy Centers are identified by distinctive yellow and black trapezoidal signs bearing "TRM Copies" and "TRM Color Copies" and the program price. Most of TRM's signs are registered service marks.

COPY CENTERS INVESTMENT GROUP, LTD.

     The Company serves as general partner of Copy Centers Investment Group, Ltd., an Oregon limited partnership. The partnership was formed in 1983 to acquire certain Copy Centers from the Company. The partnership owns 79 Copy Centers in the states of Oregon and Washington. The Company receives a management fee of 25% of the gross revenue from these 79 Copy Centers, plus $20 per month for each of the 79 locations for accounting and administrative functions. The Company also owns a 1% interest in the profits and losses of the partnership. The partnership will terminate December 31, 1998 according to the partnership agreement. The partnership's operations do not constitute a material part of the business of the Company.

BISCARD CORPORATION

     Biscard Corporation, which was formed in 1992, has developed a self-service, design-your-own, instant business card kiosk product. Until July 1996, BisCard was 80% owned by the Company and 20% owned by a minority shareholder. At that time, the Company purchased the 20% minority interest for $50,000 cash. Currently, the Company is in phase one of a two phase test market which calls for the placement of 500 business card kiosks in selected metropolitan areas. As of June 30, 1996, about 350 of the units had been placed. It is expected that this test market will continue through at least December 31, 1996. Research and development costs have not been significant to date.

GOVERNMENTAL REGULATION

     The Company is not subject to significant governmental regulation. Local zoning and sign regulations occasionally prohibit a retail business from displaying the "TRM Copies" sign on an exterior wall or window. Local zoning and use restrictions may not allow opening a Copy Center in an otherwise desirable retail business. The Company does not expect such restrictions to have a material adverse effect on the Company's expansion plans.

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to the Company's plans or expectations as to: future performance; growth opportunities; expansion; improvements in efficiencies and cost controls; new products and services; repricing machines; competition; paper costs and capital expenditures. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions in the market areas in which the Company operates; competitive factors; customer demand for the Company's services; the Company's ability to execute its plans successfully and the volatility of paper costs. Any forward-looking statements, including other written or oral forward-looking statements made by the Company or persons acting on its behalf, should be considered in light of these factors and other factors referred to from time to time in the Company's press releases, periodic reports or communications with shareholders.

ITEM 2.  PROPERTIES

     The Company leases approximately 25,750 square feet of office space for its corporate offices in Portland, Oregon. The lease expires in 2010, with an option to renew for an additional five years. The Company leases 31,500 square feet for training, rebuilding, warehousing, the Portland Service Center and other office space under a lease that also expires in 2010. This facility is located next to the corporate offices.

     The Company leases warehouse space for 47 Service Centers outside Portland, Oregon. A Service Center typically consists of approximately 2,000 to 7,000 square feet of non-custom warehouse space. The leases typically run for three to twelve years, some with extensions available upon exercise of renewal options. The Company does not anticipate any difficulty in locating or, if necessary, relocating Service Centers.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various claims and legal proceedings from time to time in the ordinary course of its business. There are no pending or threatened matters which in the Company's opinion could have a material effect on the Company's operations or its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                  PART II

     The information required by Part II is incorporated herein by reference from the TRM Copy Centers Corporation 1996 Annual Report to Shareholders as indicated below. Except for such information, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                                                  Annual Report
                                                                     Page No.
                                                                     --------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND                  Inside back
         RELATED STOCKHOLDER MATTERS                                      cover

ITEM 6.  SELECTED FINANCIAL DATA                                              1

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      4-5

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                     1, 6-15

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                  PART III

     The information required by Part III is incorporated herein by reference from the indicated pages of the Company's definitive Proxy Statement dated September 16, 1996 for its 1996 annual meeting of shareholders.

                                                                       Proxy
                                                                     Statement
                                                                      Page No.
                                                                      --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              3-5

ITEM 11. EXECUTIVE COMPENSATION                                         6-10

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                  1-2

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

  (a) 1. FINANCIAL STATEMENTS (INCORPORATED BY REFERENCE           Annual Report
         FROM THE COMPANY'S 1996 ANNUAL REPORT TO                    Page No.
         SHAREHOLDERS):                                              --------

         Consolidated Balance Sheets as of June 30, 1996
         and 1995                                                        6

         Consolidated Statements of Operations for each of
         the three years in the period ended June 30, 1996               7

         Consolidated Statements of Stockholders' Equity
         for each of the three years in the period ended
         June 30, 1996                                                   8

         Consolidated Statements of Cash Flows for each of
         the three years in the period ended June 30, 1996               9

         Notes to Consolidated Financial Statements                  10-15

         Independent Auditors' Report                                   15

                                                                     Form 10-K
                                                                     Page No.
                                                                     --------

      2. FINANCIAL STATEMENT SCHEDULES:
         Consent and Independent Auditors' Report on
         Financial Statement Schedule                                   S-1
         VIII -- Valuation and Qualifying Accounts                      S-2

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. EXHIBITS:

         The exhibits listed in the Index to Exhibits, which appears on page 10 herein, are filed as part of this Annual Report.

  (b)    NO REPORTS ON FORM 8-K WERE FILED BY THE COMPANY
         DURING THE LAST QUARTER OF FISCAL 1996.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on September 17, 1996.

                                  TRM COPY CENTERS CORPORATION


                                  By: ROBERT A. BRUCE
                                      --------------------------------
                                      Robert A. Bruce
                                      Vice President, Finance and
                                      Chief Financial Officer


                             POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael D. Simon and Robert A. Bruce, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 17, 1996 on behalf of the Registrant and in the capacities indicated:

          Signature                                   Title
- ----------------------------------     -----------------------------------


MICHAEL D. SIMON                       President,  Chief Executive Officer
- ----------------------------------     and Director
Michael D. Simon


ROBERT A. BRUCE                        Chief Financial Officer
- ----------------------------------     Vice President, Finance
Robert A. Bruce                        Corporate Secretary


FREDERICK O. PAULSELL                  Chairman of the Board and Director
- ----------------------------------
Frederick O. Paulsell


EDWIN S. CHAN                          Vice-Chairman of the Board and
- ----------------------------------     Director
Edwin S. Chan


SHERMAN M. COE                         Director
- ----------------------------------
Sherman M. Coe


RALPH R. SHAW                          Director
- ----------------------------------
Ralph R. Shaw


DONALD L. VAN MAREN                    Director
- ----------------------------------
Donald L. Van Maren

                               EXHIBIT INDEX
                                                                       Exhibit
Exhibits                                                               Page No.
- --------                                                               --------

3.1 Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 of Form 10-K for the fiscal year ended June 30, 1992)

3.2    Restated Bylaws

4.1    Articles V, VI and VII of the Restated Articles of
       Incorporation (See Exhibit 3.1)

4.2 Articles I, II, V, VII and X of the Restated Bylaws, as amended (See Exhibit 3.2)

10.1 Indemnity Agreements with Registrant's directors and executive officers (those dated November 4, 1991 Incorporated herein by reference to Exhibit 10.2 of Form S-1 dated November 8, 1991 [No. 33-43829] and those executed in fiscal 1995 Incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1995)

10.2   Loan Agreement with West One Bank, Oregon, dated February
       7, 1996

10.3   Loan Agreement with West One Bank, Idaho, dated February
       7, 1996

10.4   a)     Lease dated October 14, 1991 between Pacific Realty
              Associates, L.P. and Registrant (for Registrant's
              training facility in Portland, Oregon)
              (Incorporated herein by reference to Exhibit 10.7
              of Form S-1 dated November 8, 1991 [No. 33-43829])
       b)     Lease amendment dated February 7, 1994, between
              Pacific Realty Associates, L.P. and Registrant
              (Incorporated herein by reference to Exhibit 10.7
              of Form 10-K for the fiscal year ended June 30,
              1994)
       c)     Lease amendment dated August 10, 1994, between
              Pacific Realty Associates, L.P. and Registrant
              (Incorporated herein by reference to Exhibit 10.5
              of Form 10-K for the fiscal year ended June 30,
              1995)
       d)     Lease dated August 10, 1994 between Pacific Realty
              Associates, L.P. and Registrant (for the
              Registrant's corporate headquarters in Portland,
              Oregon) (Incorporated herein by reference to
              Exhibit 10.4 of Form 10-K for the fiscal year ended
              June 30, 1995)

10.6 Restated 1986 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

10.7 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7,
       1992 [No. 33-55370])

10.8   Form of Stock Option Agreements:
       a) For option grants before fiscal 1994 (Incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])
       b) For option grants during fiscal 1994 (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)
       c) For option grants during fiscal 1995 (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.9   Employment Agreements:
       a) Employment Agreement dated January 17, 1995 with Michael D. Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
       b)     Employment Agreement dated April 25, 1996 with
              Michael D. Simon

10.10  Executive Supplemental Retirement Agreement with Edwin S.
       Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)

13.1   Portions of the 1996 Annual Report to Shareholders

21.1   Subsidiaries of the Registrant

23.1   Consent of KPMG Peat Marwick LLP, Independent Auditors
       (see Page S-1)

24.1   Power of Attorney (see Signature page)

27.1   Financial Data Schedule

                  Consent and Independent Auditors' Report
                      on Financial Statement Schedule
                      -------------------------------


The Board of Directors
TRM Copy Centers Corporation:


The audits referred to in our report dated August 13, 1996 included the related financial statement schedule as of June 30, 1996 and for each year in the three-year period ended June 30, 1996, as listed in Item 14(a)(2) of Form 10-K of TRM Copy Centers Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the incorporation by reference on Form S-8 (Nos. 33-55370 and 33-74354) of TRM Copy Centers Corporation of our reports dated August 13, 1996, relating to the consolidated balance sheets of TRM Copy Centers Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, cash flows, and related schedule for each of the years in the three-year period ended June 30, 1996, which reports appear in the June 30, 1996 annual report incorporated by reference in Form 10-K of TRM Copy Centers Corporation.



                                       KPMG PEAT MARWICK LLP



Portland, Oregon
September 10, 1996

               TRM COPY CENTERS CORPORATION AND SUBSIDIARIES

            SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                 Years ended June 30, 1994, 1995, and 1996
                               (In thousands)


                                            Balance at      Charged to   Charged to                Balance at
                                           Beginning of      costs and      other                    End of
                                              Period          expenses     accounts     Deductions    Period
                                              ------          --------     --------     ----------    ------
Year ended June 30, 1994 ---
     Allowance for doubtful accounts.....    $   193           $   192      $   --       $  (202)     $  183
                                             =======           =======      ======       =======      ======

Year ended June 30, 1995 ---
     Allowance for doubtful accounts.....    $   183           $   344      $   --       $  (261)     $  266
                                             =======           =======      ======       =======      ======


Year ended June 30, 1996 ---
     Allowance for doubtful accounts.....    $   266           $   700      $   --       $  (679)     $  287
                                             =======           =======      ======       =======      ======