Form 10-Q
period 1996-09-30
TRM COPY CENTERS CORP
filed 1996-11-13
CIK 749254

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                  Commission file number           0-19657
                                         -------------------------

                        TRM COPY CENTERS CORPORATION
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Oregon                                          93-0809419
 ---------------------------------                        -------------------
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                        Identification No.)


                           5208 N.E. 122nd Avenue
                           Portland, Oregon 97230
           -----------------------------------------------------
            (Address of principal executive offices) (Zip Code)


                               (503) 257-8766
           -----------------------------------------------------
            (Registrant's telephone number, including area code)


           -----------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        CLASS                            OUTSTANDING AT SEPTEMBER 30, 1996
        -----                            ---------------------------------
    Common Stock                                    6,526,291

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                        TRM COPY CENTERS CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                               (In thousands)

                                                                   June 30,        September 30,
                                                                      1996                 1996
                                                                ----------         ------------
                  ASSETS
Current assets:
    Cash and cash equivalents                                   $      873           $    1,688
    Accounts receivable, net                                         7,264                7,461
    Inventories                                                      5,253                5,192
    Prepaid expenses and other                                       1,580                1,748
                                                                ----------           ----------
         Total current assets                                       14,970               16,089
Equipment and vehicles, less accumulated depreciation               39,172               38,428
Other assets                                                           109                  145
                                                                ----------           ----------

                                                                $   54,251           $   54,662
                                                                ==========           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Checks in transit                                           $      938           $    1,219
    Accounts payable                                                 1,799                1,282
    Accrued expenses                                                 3,373                3,563
                                                                ----------           ----------
         Total current liabilities                                   6,110                6,064
Long-term debt                                                       8,128                7,000
Deferred income taxes                                                4,569                4,806
                                                                ----------           ----------
         Total liabilities                                          18,807               17,870
                                                                ----------           ----------
Commitments                                                             --                   --
Stockholders' equity:
    Preferred stock, no par value.  Authorized
         5,000 shares; no shares issued
         and outstanding                                                --                   --
    Common stock, no par value.  Authorized
         10,000 shares; issued and
         outstanding 6,526 and 6,484 shares                         16,214               16,390
Retained earnings                                                   19,704               20,741
Cumulative translation adjustment                                     (474)                (339)
                                                                ----------           ----------
         Total stockholders' equity                                 35,444               36,792
                                                                ----------           ----------

                                                                $   54,251           $   54,662
                                                                ==========           ==========

                        TRM COPY CENTERS CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share data)

                                                         Three Months Ended
                                                               September 30,
                                                 --------------------------
                                                    1995               1996
                                                 -------            -------
Sales                                            $15,716            $16,577
Less discounts                                     2,710              2,736
                                                 -------            -------
         Net sales                                13,006             13,841
Cost of sales                                      7,218              7,405
                                                 -------            -------
         Gross profit                              5,788              6,436
Selling, general and administrative
    expense                                        4,067              4,487
                                                 -------            -------
         Operating income                          1,721              1,949
Other expense:
    Interest                                         279                147
    Other, net                                        39                 88
                                                 -------            -------
         Income before income taxes                1,403              1,714
Provision for income taxes                           559                677
                                                 -------            -------
         Net income                              $   844            $ 1,037
                                                 =======            =======

Net income per share                             $  0.12            $  0.14
                                                 =======            =======

Weighted average common and
    common equivalent shares
    outstanding                                    7,101              7,332
                                                 =======            =======

                        TRM COPY CENTERS CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               (In thousands)

                                             Common Stock                           Cumulative
                                         ---------------------        Retained     Translation
                                         Shares         Amount        Earnings       Adjustment         Total
                                         ------        -------        --------     ------------       -------
Balance at June 30, 1996                  6,484        $16,214         $19,704         $   (474)       $35,444
Exercise of stock options                    42            176              --               --            176
Net income for the
    three months ended
    September 30, 1996                       --             --           1,037               --          1,037
Foreign currency translation
    adjustment                               --             --              --              135            135
                                         ------        -------         -------         --------        -------
Balances at September 30, 1996            6,526        $16,390         $20,741         $   (339)       $36,792
                                         ======        =======         =======         ========        =======

                        TRM COPY CENTERS CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (In thousands)

                                                                           Three Months Ended
                                                                                 September 30,
                                                                -----------------------------
                                                                    1995                 1996
                                                                --------             --------
Operating activities:
    Net income                                                  $    844             $  1,037
    Adjustments to reconcile net
         income to net cash provided by
         operating activities:
         Depreciation                                              1,222                1,410
         Loss on disposal of equipment
              and vehicles                                            10                   16
         Changes in items affecting operations:
              Accounts receivable                                   (666)                (197)
              Inventories                                            399                   61
              Prepaid expenses and other                             (81)                (168)
              Accounts payable                                       121                 (517)
              Accrued expenses                                      (423)                 190
              Deferred income tax                                    196                  237
                                                                --------             --------
                   Total operating activities                      1,622                2,069
                                                                --------             --------
Investing activities:
    Proceeds from sale of equipment                                   17                  142
    Capital expenditures                                          (1,725)                (832)
    Other                                                              6                  (36)
                                                                --------             --------
                   Total investing activities                     (1,702)                (726)
                                                                --------             --------
Financing activities:
    Increase in checks in transit, net                              (312)                 281
    Principal payments on long-term debt                          (2,315)              (1,128)
    Proceeds from long-term debt                                   2,530                   --
    Net proceeds from issuance of common stock                        --                  176
                   Total financing activities                        (97)                (671)
                                                                --------             --------
    Effect of exchange rate changes                                  (46)                 143
                                                                --------             --------
Net increase (decrease) in cash and
    cash equivalents                                                (223)                 815
Cash and cash equivalents at beginning
    of period                                                        755                  873
                                                                --------             --------
Cash and cash equivalents at end of period                      $    532             $  1,688
                                                                ========             ========

                        TRM COPY CENTERS CORPORATION

            Notes to Condensed Consolidated Financial Statements


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

3.   Inventories (in thousands):


                                          June 30,           September 30,
                                             1996                    1996
                                          -------            ------------
     Paper                                $ 1,505                  $1,586
     Toner and developer                      828                     877
     Parts                                  2,920                   2,729
                                          -------                  ------

                                          $ 5,253                  $5,192
                                          =======                  ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

General
-------

     The Company has continued to expand its business by opening TRM Centers in new and existing metropolitan service areas. The number of metropolitan service areas served increased from 54 to 66 from June 30, 1995 to June 30, 1996. The number of TRM Centers grew from 28,995 to 31,719 over the same period. As of September 30, 1996, the Company had 70 metropolitan service areas with 32,551 TRM Centers.

Results of Operations
---------------------

     Sales for the first quarter were $16.6 million, up 5.5% from first quarter sales of the previous year of $15.7 million. This growth is due to increased numbers of installed units during the quarter offset by slightly decreased average sales per unit. The growth in the number of installed units reflects expansion in both existing and recently opened service areas.

     Sales discounts are the portion of revenue retained by customers. Sales discounts as a percentage of sales continue to decline, from 17.2% to 16.5% in the comparable quarters. This reflects changes made in business agreements with new customers. The discount rate generally varies between individual retail businesses based on volume.

     Cost of sales increased 2.6% during the period over the prior year. This was below the sales growth rate because of lower paper and toner usage under the Company's higher copy price programs and because of lower paper costs worldwide.

     Selling, general and administrative expenses grew 10.3% to $4.5 million in the first quarter although they were lower than in the immediately two preceding quarters. This downward trend reflects the decreasing need to invest in new people and management systems.

     Interest costs are incurred because the Company uses bank borrowings to help fund its expansion. The decrease in interest costs is primarily due to lower debt levels, which decreased from $14.5 million as of September 30, 1995, to $7.0 million as of September 30, 1996.

Liquidity and Capital Resources
-------------------------------

     During the three months ended September 30, 1996, cash flow from operations fully funded capital expenditures of $832,000 and allowed for repayment of $1.1 million in bank borrowings. This level of capital expenditures was below the $1.7 million spent in the same period of the prior year because the Company focused on removing and redeploying low-performing customer placements in North America during the first quarter.

     The Company currently anticipates capital expenditures of approximately $7 to $10 million during fiscal 1997. The Company intends to finance these capital expenditures with cash generated from operations and with bank borrowings. The Company expects that these sources will provide adequate cash to fund its expansion through at least June 30, 1997.

     Information in this Management's Discussions and Analysis about the Company's goals, plans and expectations regarding expansion and capital expenditures constitutes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company's services, the Company's ability to execute its plans successfully and the volatility of paper costs. Any forward-looking statements should be considered in light of these factors.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

     (A) EXHIBITS

         Ex. 27   Financial Data Schedule

     (B) REPORTS ON FORM 8-K.

         There were no reports filed on Form 8-K during the three months ended September 30, 1996.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRM COPY CENTERS CORPORATION

Date:  November 14, 1996          By:  ROBERT A. BRUCE
       -----------------               --------------------------------------
                                       Robert A. Bruce
                                       Secretary, Vice President, Finance and
                                       Chief Financial Officer