Form 10-Q
period 1996-12-31
TRM COPY CENTERS CORP
filed 1997-02-14
CIK 749254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                    Commission file number           0-19657
                                           --------------------------

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

                                 (503) 257-8766
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       CLASS                                 OUTSTANDING AT DECEMBER 31, 1996
       -----                                 --------------------------------
    Common Stock                                         6,529,091

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          TRM COPY CENTERS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                       June 30,       December 31,
                                                         1996             1996
                                                     --------------   --------------
            ASSETS

Current assets:
      Cash and cash equivalents                      $     873         $   1,989
      Accounts receivable, net                           7,264             7,619
      Inventories                                        5,253             5,258
      Prepaid expenses and other                         1,580             2,047
                                                      --------          --------
            Total current assets                        14,970            16,913
Equipment and vehicles, less accumulated                39,172            38,849
depreciation
Other assets                                               109               165
                                                      --------          --------

                                                     $  54,251         $  55,927
                                                      ========          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Checks in transit                              $     938         $   1,455
      Accounts payable                                   1,799             1,919
      Accrued expenses                                   3,373             3,415
                                                      --------          --------
            Total current liabilities                    6,110             6,789
Long-term debt                                           8,128             5,000
Deferred income taxes                                    4,569             5,091
                                                      --------          --------
            Total liabilities                           18,807            16,880
Commitments                                                 --                --
Stockholders' equity:
      Preferred stock, no par value.  Authorized
            5,000 shares; no shares issued
            and outstanding                                 --                --
      Common stock, no par value.  Authorized
            10,000 shares; issued and
            outstanding 6,529 and 6,484 shares          16,214            16,407
Retained earnings                                       19,704            21,904
Cumulative translation adjustment                         (474)              736
                                                      --------          --------
            Total stockholders' equity                  35,444            39,047
                                                      --------          --------

                                                     $  54,251         $  55,927
                                                      ========          ========

                          TRM COPY CENTERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                           Three Months Ended        Six Months Ended
                                              December 31,              December 31,
                                          --------------------      -------------------
                                             1995         1996         1995        1996
                                          -------      -------      -------     -------
Sales                                     $16,727      $17,347      $32,444     $33,924
Less discounts                              2,916        2,920        5,627       5,656
                                           ------       ------       ------      ------
           Net sales                       13,811       14,427       26,817      28,268
Cost of sales                               7,548        7,630       14,766      15,035
                                           ------       ------       ------      ------
           Gross profit                     6,263        6,797       12,051      13,233
Selling, general and administrative
      expense                               4,357        4,656        8,424       9,143
                                           ------       ------       ------      ------
           Operating income                 1,906        2,141        3,627       4,090
Other expense:
      Interest                                271          119          549         266
      Other, net                              113          100          153         188
                                           ------      -------       ------      ------
           Income before income taxes       1,522        1,922        2,925       3,636
Provision for income taxes                    612          759        1,171       1,436
                                           ------      -------       ------      ------
           Net income                     $   910     $  1,163      $ 1,754     $ 2,200
                                           ======      =======       ======      ======

Net income per share                      $  0.13     $   0.16      $  0.25     $  0.30
                                           ======      =======       ======      ======

Weighted average common and
      common equivalent shares
      outstanding                           7,245        7,328        7,159       7,332
                                           ======      =======       ======      ======

                          TRM COPY CENTERS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                     Common Stock                 Cumulative
                                  ------------------   Retained  Translation
                                   Shares     Amount   Earnings    Adjustment      Total
                                  -------    -------   --------    ----------   --------
Balance at June 30, 1996            6,484    $16,214    $19,704      $   (474)  $ 35,444
Exercise of stock options              45        193         --            --        193
Net income for the
      six months ended
      December 31, 1996                --         --      2,200            --      2,200
Foreign currency translation
      adjustment                       --         --         --         1,210      1,210
                                   ------     ------     ------       -------     ------
Balances at December 31,            6,529    $16,407    $21,904      $    736    $39,047
  1996                             ======     ======     ======       =======     ======

                          TRM COPY CENTERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                           Six Months Ended
                                                             December 31,
                                                       -------------------------

                                                           1995             1996
                                                           ----             ----
Operating activities:
      Net income                                       $  1,754         $  2,200
      Adjustments to reconcile net
          income to net cash provided by
          operating activities:
          Depreciation and amortization                   2,547            2,858
          Loss on disposal of equipment
                and vehicles                                 21               50
          Changes in items affecting operations:
                Accounts receivable                        (871)            (355)
                Inventories                               1,043               (5)
                Prepaid expenses and other                   (7)            (467)
                Accounts payable                           (237)             120
                Accrued expenses                           (592)              42
                Deferred income tax                         410              522
                                                        -------          -------
                       Total operating activities         4,082            4,965
                                                        -------          -------
Investing activities:
      Proceeds from sale of equipment                        45              180
      Capital expenditures                               (2,957)          (1,824)
      Other                                                  18              (56)
                                                        -------          --------
                           Total investing activities    (2,894)          (1,700)
                                                        -------          -------
Financing activities:
      Increase in checks in transit, net                   (193)             517
      Principal payments on long-term debt               (7,504)          (3,128)
      Proceeds from long-term debt                        6,465               --
      Net proceeds from issuance of common stock            105              193
                                                        -------          -------
                           Total financing activities    (1,127)          (2,418)
                                                        -------          -------
      Effect of exchange rate changes                      (104)             269
                                                        -------          -------
Net increase (decrease) in cash and
      cash equivalents                                      (43)           1,116
Cash and cash equivalents at beginning
      of period                                             755              873
                                                        -------          -------
Cash and cash equivalents at end of period             $    712         $  1,989
                                                        =======          =======

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

3.    Inventories (in thousands):


                                     June 30,       December 31,
                                        1996               1996
                                       -----               ----
Paper                                 $1,505             $1,539
Toner and developer                      828                894
Parts                                  2,920              2,825
                                       -----              -----

                                      $5,253             $5,258
                                       =====              =====

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General
-------

      The Company has continued to expand its business by opening TRM Centers in new and existing market areas. The number of market areas served increased from 56 to 66 from June 30, 1995 to June 30, 1996. The number of TRM Centers grew from 28,995 to 31,719 over the same period. This expansion has continued into the first six months of fiscal 1997 with the opening of five new market areas and 1,037 TRM Centers. As of December 31, 1996, the Company had 71 market areas with 32,756 TRM Centers.

Results of Operations
---------------------

      Sales for the second quarter were $17.3 million, up 3.7% from second quarter sales of the previous year of $16.7 million. This growth is due to increased numbers of installed units during the quarter offset by decreased average sales per unit. The growth in the number of installed units reflects expansion in both existing and recently opened service areas.

      Sales discounts are the portion of revenue retained by customers. Sales discounts as a percentage of sales continue to decline, from 17.4% to 16.8% in the comparable quarters. This reflects changes made in business agreements with new customers. The discount rate generally varies between individual retail businesses based on volume.

      Cost of sales increased 1.1% compared to the prior quarter and 1.8% compared to the prior six months. This was below the sales growth rates because of lower paper and toner usage under the Company's higher copy price programs and because of lower paper costs worldwide.

      Selling, general and administrative costs over the most recent four fiscal quarters have been relatively unchanged. However, compared to the prior year's second quarter and first six months, selling, general and administrative costs grew by 6.9% and 8.5%, respectively, reflecting earlier investments in people and systems to support growth.

      Interest costs are incurred because the Company uses bank borrowings to help fund its expansion. The decrease in interest costs is primarily due to lower debt levels, which decreased from $13.2 million as of December 31, 1995, to $5.0 million as of December 31, 1996.

Liquidity and Capital Resources
-------------------------------

      During the six months ended December 31, 1996, cash flow from operations fully funded capital expenditures of $1,824,000 and allowed for repayment of $3.1 million in bank borrowings. This level of capital expenditures was below the $2.9 million spent in the same period of the prior year because the Company focused on removing and redeploying low-performing customer placements in North America during the first six months.

      The Company currently anticipates capital expenditures of approximately $7 to $8 million during fiscal 1997. The Company intends to finance these capital expenditures with cash generated from operations and with bank borrowings. The Company expects that these sources will provide adequate cash to fund its expansion through at least June 30, 1997.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibit 27 - Financial Data Schedule

    (b)   Reports on Form 8-K.

          There were no reports filed on Form 8-K during the three months ended December 31, 1996.


                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TRM COPY CENTERS CORPORATION

Date:  February 14, 1996                By: ROBERT A. BRUCE
       -----------------                    ------------------------------------
                                            Robert A. Bruce
                                            Secretary, Vice President, Finance
                                              and Chief Financial Officer