Form 10-Q
period 1997-03-31
TRM COPY CENTERS CORP
filed 1997-05-15
CIK 749254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                    Commission file number           0-19657
                                           --------------------------

                          TRM COPY CENTERS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Oregon                                   93-0809419
----------------------------------------  --------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


                             5208 N.E. 122nd Avenue
                             Portland, Oregon 97230
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (503) 257-8766
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                           OUTSTANDING AT MARCH 31, 1997
            -----                           -----------------------------
        Common Stock                                  6,924,928

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TRM COPY CENTERS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                   June 30,       March 31,
                                                                                      1996            1997
                                                                                  --------       ---------
                  ASSETS

Current assets:
        Cash and cash equivalents                                                 $    873        $  1,884
        Accounts receivable, net                                                     7,264           8,165
        Inventories                                                                  5,253           5,040
        Prepaid expenses and other                                                   1,580           1,890
                                                                                  --------        --------
                 Total current assets                                               14,970          16,979
Equipment and vehicles, less accumulated depreciation                               39,172          38,177
Other assets                                                                           109             153
                                                                                  --------        --------

                                                                                  $ 54,251        $ 55,309
                                                                                  ========        ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Checks in transit                                                         $    938        $  1,230
        Accounts payable                                                             1,799           1,519
        Accrued expenses                                                             3,373           4,094
                                                                                  --------        --------
                  Total current liabilities                                          6,110           6,843
Long-term debt                                                                       8,128           3,500
Deferred income taxes                                                                4,569           5,392
                                                                                  --------        --------
                  Total liabilities                                                 18,807          15,735
Commitments                                                                             --              --
Stockholders' equity:
        Preferred stock, no par value.  Authorized
                  5,000 shares; no shares issued
                  and outstanding                                                       --              --
        Common stock, no par value.  Authorized
                  10,000 shares; issued and
                  outstanding 6,925 and 6,484 shares                                16,214          16,469
Retained earnings                                                                   19,704          23,269
Cumulative translation adjustment                                                     (474)           (164)
                                                                                  --------        --------
                  Total stockholders' equity                                        35,444          39,574
                                                                                  --------        --------

                                                                                  $ 54,251        $ 55,309
                                                                                  ========        ========

                          TRM COPY CENTERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                             Three Months Ended                    Nine Months Ended
                                                                 March 31,                             March 31,
                                                         --------------------------            -------------------------
                                                            1996               1997               1996              1997
                                                            ----               ----               ----              ----
Sales                                                    $17,394            $18,023            $49,838           $51,947
Less discounts                                             3,027              3,042              8,654             8,698
                                                         -------            -------            -------           -------
                Net sales                                 14,367             14,981             41,184            43,249
Cost of sales                                              7,708              7,574             22,474            22,609
                                                         -------            -------            -------           -------
                Gross profit                               6,659              7,407             18,710            20,640
Selling, general and administrative
        expense                                            4,504              4,870             12,928            14,013
                                                         -------            -------            -------           -------
                Operating income                           2,155              2,537              5,782             6,627
Other expense:
        Interest                                             230                 78                779               344
        Other, net                                           122                202                275               390
                                                         -------            -------            -------           -------
                Income before income taxes                 1,803              2,257              4,728             5,893
Provision for income taxes                                   726                892              1,897             2,328
                                                         -------            -------            -------           -------
                Net income                               $ 1,077            $ 1,365            $ 2,831           $ 3,565
                                                         =======            =======            =======           =======

Net income per share                                     $  0.15            $  0.19            $  0.39           $  0.49
                                                         =======            =======            =======           =======

Weighted average common and
        common equivalent shares
        outstanding                                        7,317              7,329              7,234             7,333
                                                         =======            =======            =======           =======

                          TRM COPY CENTERS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                                                          Cumulative
                                                 Common Stock               Retained     Translation
                                               Shares         Amount        Earnings      Adjustment          Total
                                               ------        -------        --------      ----------        -------
Balance at June 30, 1996                        6,484        $16,214         $19,704        $   (474)       $35,444
Exercise of stock options                         435            201              --              --            201
Issuance to employees                               6             54                                             54
Net income for the
        nine months ended
        March 31, 1997                             --             --           3,565              --          3,565
Foreign currency translation
        adjustment                                 --             --              --             310            310
                                                -----        -------         -------        --------        -------
Balances at March 31, 1997                      6,925        $16,469         $23,269        $   (164)       $39,574
                                                =====        =======         =======        ========        =======

                          TRM COPY CENTERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                   -----------------------------------
                                                                                         1996                     1997
                                                                                   ----------                 --------
Operating activities:
        Net income                                                                 $    2,831                 $  3,565
        Adjustments to reconcile net
               income to net cash provided by
               operating activities:
               Depreciation and amortization                                            3,884                    4,367
               Loss on disposal of equipment
                        and vehicles                                                       39                       81
               Changes in items affecting operations:
                        Accounts receivable                                              (990)                    (901)
                        Inventories                                                     1,296                      213
                        Prepaid expenses and other                                        231                     (310)
                        Accounts payable                                                 (310)                    (280)
                        Accrued expenses                                                   (4)                     721
                        Deferred income tax                                               664                      823
                                                                                   ----------                 --------
                                 Total operating activities                             7,641                    8,279
                                                                                   ----------                 --------
Investing activities:
        Proceeds from sale of equipment                                                    80                      266
        Capital expenditures                                                           (4,355)                  (3,452)
        Other                                                                              31                      (44)
                                                                                   ----------                 --------
                                        Total investing activities                     (4,244)                  (3,230)
                                                                                   ----------                 --------
Financing activities:
        Change in checks in transit, net                                                 (306)                     292
        Principal payments on long-term debt                                          (10,150)                  (4,628)
        Proceeds from long-term debt                                                    6,465                       --
        Net proceeds from issuance of common stock                                        130                      255
                                                                                   ----------                 --------
                                        Total financing activities                     (3,861)                  (4,081)
                                                                                   ----------                 --------
        Effect of exchange rate changes                                                   224                       43
                                                                                   ----------                 --------
Net increase (decrease) in cash and
        cash equivalents                                                                 (240)                   1,011
Cash and cash equivalents at beginning
        of period                                                                         755                      873
                                                                                   ----------                 --------
Cash and cash equivalents at end of period                                         $      515                 $  1,884
                                                                                   ==========                 ========

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

3.   Inventories (in thousands):

                                                       June 30,       March 31,
                                                          1996            1997
                                                        ------          ------
     Paper                                              $1,505          $1,470
     Toner and developer                                   828             738
     Parts                                               2,920           2,832
                                                        ------          ------
                                                        $5,253          $5,040
                                                        ======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

     The Company has continued to expand its business by opening TRM Centers in new and existing market areas. The number of market areas served increased from 56 to 66 from June 30, 1995 to June 30, 1996. The number of TRM Centers grew from 28,995 to 31,719 over the same period. This expansion has continued into the first nine months of fiscal 1997 with the opening of six new market areas and 1,766 TRM Centers. As of March 31, 1997, the Company had 72 market areas with 33,485 TRM Centers.

Results of Operations

     Sales for the third quarter were $18.0 million, up 3.6% from third quarter sales of the previous year of $17.4 million. This growth is due to increased numbers of installed units during the quarter offset by decreased average sales per unit. The growth in the number of installed units reflects expansion in both existing and recently opened service areas.

     Sales discounts are the portion of revenue retained by customers. Sales discounts as a percentage of sales continue to decline, from 17.4% to 16.9% in the comparable quarters. This reflects changes made in business agreements with new customers. The discount rate generally varies between individual retail businesses based on volume.

     Cost of sales decreased 1.7% compared to the prior quarter, despite an increase in sales. This is due to lower paper and toner usage under the Company's higher copy price programs and because of lower paper costs worldwide.

     Selling, general and administrative costs grew by 8.1% to $4.9 million in the third quarter. This is due to an increase in health care costs, vehicle fleet costs and European collections costs.

     Interest costs are incurred because the Company uses bank borrowings to help fund its expansion. The decrease in interest costs is primarily due to lower debt levels, which decreased from $10.6 million as of March 31, 1996, to $3.5 million as of March 31, 1997.

Liquidity and Capital Resources

     During the nine months ended March 31, 1997, cash flow from operations fully funded capital expenditures of $3.5 million and allowed for repayment of $4.6 million in bank borrowings.

     The Company currently anticipates capital expenditures of approximately $8 to $10 million over the next twelve months. The Company intends to finance these capital expenditures with cash generated from operations and with bank borrowings. The Company expects that these sources will provide adequate cash to fund its expansion through at least June 30, 1997.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended March 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TRM COPY CENTERS CORPORATION


Date:  March 15, 1997             By: /s/ ROBERT A. BRUCE
       --------------                 -------------------------------------
                                      Robert A. Bruce
                                      Secretary, Vice President, Finance and
                                      Chief Financial Officer