Form 10-K
period 1997-06-30
TRM COPY CENTERS CORP
filed 1997-09-18
CIK 749254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [Fee Required]
                     For the fiscal year ended June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                [No Fee Required]
        For the transition period from _______________ to _______________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 31, 1997 the aggregate market value of the registrant's Common Stock held by non affiliates of the registrant was $54.9 million. Solely for purposes of this calculation, the registrant has treated its Board of Directors and Executive Officers as affiliates.

     As of July 31, 1997, the number of shares of the registrant's Common Stock outstanding was 6,940,041.

                      Documents incorporated by reference:

     Parts of registrant's 1997 Annual Report to Shareholders are incorporated by reference into Part II of this Report, and parts of registrant's Proxy Statement for the annual meeting of shareholders on October 28, 1997 are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

General

     As of August 1997, TRM Copy Centers Corporation owned and maintained nearly 35,000 self-service photocopiers in retail establishments such as pharmacies, stationery stores, hardware stores and gift shops in 73 metropolitan areas: 50 in the U.S., five in Canada, 15 in the U.K, two in France and one in Belgium. TRM installs, maintains and supplies its photocopiers and regularly monitors their usage. Each retail business collects payment from its customers, shares in the revenue generated by the Copy Center and benefits from any increase in walk-in traffic. The Company invoices and collects payment from each retailer monthly.

     Each Copy Center consists of a photocopier, a machine stand and advertising signs. Copy Centers are identifiable by the Company's trapezoidal yellow and black "TRM Copies" signs.

     TRM became the leading provider in self-service photocopying in many of the metropolitan areas it serves by focusing on service and convenience. The Company strives to conveniently locate high numbers of TRM Centers throughout its service areas. Operations by geographic area are presented in Note 12 to the Consolidated Financial Statements included in the Annual Report to Shareholders.

     The Company services its TRM Centers and provides all necessary supplies. The retail business supplies space and electrical power for the TRM Center and supervises its use. Consumers report the number of uses of the TRM Center to the retail business cashier, who collects payment. Each month, the retail business keeps a percentage of the TRM Center's revenue, which generally is based on a sliding scale related to usage, as recorded by the TRM Center's tamper-proof internal counter, and remits the remainder to TRM.

     All accounting, training, purchasing, billing and collection functions, as well as coordination of customer service, are centralized in the Company's offices in Portland, Oregon. Generally, the only personnel outside the Portland offices are service and sales personnel. TRM minimizes costs by buying large quantities of new photocopiers, by rebuilding used photocopiers and by centrally purchasing large quantities of parts, paper and toner. The Company believes that its centralized operating systems and standardized operating procedures enable it to efficiently open new geographies and to install and service thousands of TRM Centers.

     The Company is an Oregon corporation formed in 1982. From the end of fiscal 1992 through June 30, 1997, TRM opened operations in 18 U.S., three Canadian, 15 U.K., two French and one Belgian metropolitan areas.

     As used in this Annual Report, the terms "the Company" and "TRM" refer to TRM Copy Centers Corporation and its subsidiaries, unless the context requires otherwise.

Locations

     Historically, TRM has focused its sales efforts on a small retail businesses. During fiscal year 1997 and going forward, the Company is expanding its corporate chain selling program to better address the retail industry as it continues to consolidate. The installed customer base is diversified such that no retail business accounts for a significant portion of revenues or profits. Further, TRM has diversified geographically to avoid dependence on one or more market areas. The Company does not believe that the presence of significant competition in any single geographic market would have a material adverse effect on the Company.

     As of June 30, 1997 the Company has established a local Service Center in 51 major metropolitan areas. Each of these Service Centers consists of leased premises generally staffed by a service manager and one or more service technicians and salespeople. TRM locates its Service Centers in sites convenient to the TRM Centers. Service Centers include a small warehouse for the storage of photocopiers, other components, spare parts, paper and toner. Eighteen of the most recently opened metropolitan areas (called "satellites") were opened with resources from existing Service Centers nearby and do not have stand-alone facilities. Further, the Company also has three small Service Centers where the service manager is the only technician. These small Service Centers are based in the managers' homes.

Expansion

     TRM installed 9,233 additional TRM Centers, net of replacements and removals, from July 1, 1994 to June 30, 1997. In addition to installing 3,077 net TRM Centers in fiscal 1997, the Company focused on improving the profit performance of the installed base of machines. During fiscal 1998, the Company plans to add between 3,000 and 4,000 additional TRM Centers in existing market areas and in new areas, and to continue to actively manage its installed base.

     The Company's planned expansion will require an increase in the number of installed photocopiers, Service Centers, service technicians, salespeople and customers. TRM uses both new and used photocopiers to fulfill the requirements of its expansion strategy. As of July 31, 1997, TRM had over 3,000 uninstalled photocopiers in its system (see "Photocopiers"), which along with the purchase of new machines are slotted for its expansion. The Company is purchasing new machines to use in high-volume, independent and chain locations (see discussion of NextGen under "New Products and Services Under Development"). The Company will open a new Service Center in each new geographic market as it is justified. The service technicians needed for the planned expansion will be trained at TRM's Technology Center in Portland. TRM sells the TRM Center concept to retail businesses through sales lead generation programs and local door-to-door solicitation using independent and Company sales representatives and service technicians. The Company is increasing its corporate sales efforts directed toward regional and country-wide retail chains.

     The Company has a program called "service selling" in selected North American cities. The program trains and rewards service technicians to sell the TRM program in their service areas. Field sales responsibilities and field operations are grouped together under the Chief Operating Officer. This allows for the sharing of management teams across the expanse of North America and for a coordinated effort to grow market share in established cities, particularly in North America.

     In actively managing the profit performance of the installed base, under-performing machines are removed and put back into stock to be redeployed at site which offer greater profit potential. Machines that are under-priced for the supporting copy volume are repriced to higher levels. During fiscal 1996 and 1997, machines were relocated and copy prices were raised at thousands of locations.

     The Company intends to continue to focus on its core photocopy business with controlled growth from new and existing U.S. market areas, international expansion and new products and services that can be delivered to its core customer base and similar consumers.

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

     During 1997, the Company concluded a twenty-month effort to select a new technology black and white copier ("NextGen") for further unit growth. NextGen is an important element in TRM's core programs for high-volume, independent retailer locations and larger retail chains. TRM's existing base of installed copy machines will continue to be used for the majority of convenience copying locations.

     Additional investments were made during 1997 in designing an add-on electronic and receipt printing module for the Company's photocopiers, which allows for stepped volume pricing (e.g., the first copy for 10(cent), copies 2-5 for 7(cent), etc.) . Market testing began during fiscal 1997 and is expected to continue in fiscal 1998. Also in 1997, the Company expanded its initial test of retailer-serviced coin-operated convenience copying with large format chain stores, where TRM's service quality and worldwide infrastructure is a key advantage, but where host cashiering is not a desired benefit. The Company also expanded its initial trial for marketing prepaid telephone cards (to our base of retailers).

     TRM's intent is to invest in developing and market testing these and other new products and services to identify those that clearly deserve to become country or system-wide offerings. TRM has had in place about 400 full-color copiers since 1992. While the Company does not intend to expand the number of Color Copy Centers during fiscal 1998, it is possible that the color program will be expanded at some point in the future.

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

     Coin-operated photocopiers are sometimes located in smaller retail establishments similar to TRM's locations. While these coin-operated photocopiers provide an alternative to Copy Centers, the Company believes that they do not pose a significant competitive threat to the majority of TRM's retailers. As indicated under the caption "New Products and Services Under Development," the Company is testing coin-operated copying with major large format chains and retail stores, which have not been targeted by TRM up to the present time.

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

Photocopiers

     As of August 1997, TRM owned more than 38,000 new and used photocopiers. Nearly 35,000 of these photocopiers were revenue-producing Copy Centers in the field. Generally, new photocopiers are shipped direct from the manufacturer to a TRM Service Center. Used photocopiers are generally rebuilt at the Company's rebuilding facility in Portland, Oregon. The Company expects to continue to use both new and used photocopiers to expand its black and white copying business.

   Supply

     To date in North America, the Company has primarily used two similar discontinued models of used photocopiers originally manufactured by Ricoh Company, Ltd. and its affiliates. TRM bought these photocopiers from photocopier brokers and dealers. These two models of black and white photocopiers have not been manufactured since 1979 and 1982. During fiscal 1993, TRM developed a supply relationship with Mita Copystar America, Inc. (Mita), for black and white photocopiers and related products in North America. The resulting arrangement, as updated, contains no commitment to purchase any specific number of photocopiers. Subsequent to fiscal 1997 year end, the Company finalized an agreement with a major manufacturer for new, state-of-the-art black and white "NextGen" photocopiers in North America.

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

     Also during fiscal 1992, a supply arrangement was entered into with Mita Europe B.V. (Mita Europe) for black and white photocopiers and related products in Europe. Under this arrangement, photocopiers and related products are shipped from Mita Europe directly to the Company's European Service Centers. The Company continues to monitor and evaluate supplies of new and used photocopiers in Europe available for its use.

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

Toner

     The Company currently purchases liquid toner for its North American black and white rebuilt photocopiers directly from two manufacturers. The Company has confirmed that other acceptable sources are available and could obtain suitable toner on reasonable terms from other manufacturers, although some start-up delays could occur. Currently, toner for the Mita photocopiers and the Ricoh full-color photocopiers is being supplied primarily by the photocopier manufacturers. The Company will continue to evaluate available sources of supply for toner.

Employees

     As of June 30, 1997, the Company had approximately 667 employees, most of whom were full-time. Approximately 419 are in field service, 189 are in sales, marketing, customer service, purchasing, billing and administration, and 21 are in training, production and warehouse functions. None of the Company's employees are represented by unions. The Company believes it has good relations with its employees. The Company currently engages about 38 independent contractors to sell the TRM program.

Service Marks

     Most Copy Centers are identified by distinctive yellow and black trapezoidal signs bearing "TRM Copies" and "TRM Color Copies", and the program price. In France and Belgium, the Company does business under the names of FPC France Ltd. and FPC Belgium Limited, respectively. Most of TRM and FPC's signs are registered service marks.

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

Forward-Looking Statements

     This Form 10-K includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to the Company's plans or expectations as to: future performance; growth opportunities; expansion; improvements in efficiencies and cost controls; new products and services; repricing machines; competition; paper costs and capital expenditures. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions in the market areas in which the Company operates; competitive factors; customer demand for the Company's services and the Company's ability to execute its plans successfully. Any forward-looking statements, including other written or oral forward-looking statements made by the Company or persons acting on its behalf, should be considered in light of these factors and other factors referred to from time to time in the Company's press releases, periodic reports or communications with shareholders.

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

     The Company leases warehouse space for 50 Service Centers outside Portland, Oregon. A Service Center typically consists of approximately 2,000 to 7,000 square feet of non-custom warehouse space. The leases typically run for three to twelve years, some with extensions available upon exercise of renewal options. The Company does not anticipate any difficulty in locating or, if necessary, relocating Service Centers.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various claims and legal proceedings from time to time in the ordinary course of its business. There are no pending or threatened matters which in the Company's opinion would have a material effect on the Company's operations or its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

     The information required by Part II is incorporated herein by reference from the TRM Copy Centers Corporation 1997 Annual Report to Shareholders as indicated below. Except for such information, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                                                   Annual Report
                                                                        Page No.
                                                                   -------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND                  Inside back
          RELATED STOCKHOLDER MATTERS                                      cover

ITEM 6.   SELECTED FINANCIAL DATA                                              1

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      5-7

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                        8-18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

     The information required by Part III is incorporated herein by reference from the indicated pages of the Company's definitive Proxy Statement dated September 12, 1997 for its 1997 annual meeting of shareholders.

                                                                           Proxy
                                                                       Statement
                                                                        Page No.
                                                                       ---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 3-5

ITEM 11.  EXECUTIVE COMPENSATION                                             6-9

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                     1-2

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       5

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K


    (a)  1.  Financial Statements (incorporated by reference       Annual Report
             from the Company's 1997 Annual Report to                Page No.
             Shareholders):                                        -------------

             Consolidated Balance Sheets as of June 30, 1997
             and 1996                                                        8

             Consolidated Statements of Operations for each
             of the three years in the period ended June 30,
             1997                                                            9

             Consolidated Statements of Stockholders' Equity
             for each of the three years in the period ended
             June 30, 1997                                                  10

             Consolidated Statements of Cash Flows for each
             of the three years in the period ended June 30,
             1997                                                           11

             Notes to Consolidated Financial Statements                  12-18

             Independent Auditors' Report                                   19

                                                                     Form 10-K
                                                                      Page No.
                                                                     ---------
         2.  Financial Statement Schedules:
             Consent and Independent Auditors' Report on
             Financial Statement                                           S-1
             Schedule VIII -- Valuation and Qualifying Accounts            S-2

             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.  Exhibits:

             The exhibits listed in the Index to Exhibits, which appears on page 10 herein, are filed as part of this Annual Report.

    (b) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on September 12, 1997.

                                       TRM COPY CENTERS CORPORATION


                                       By: /s/ FREDERIC P. STOCKTON
                                           -------------------------------------
                                           Frederic P. Stockton
                                           President and
                                           Chief Executive Officer


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederic P. Stockton his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 12, 1997 on behalf of the Registrant and in the capacities indicated:

            Signature                                Title
----------------------------------     ----------------------------------

/s/ FREDERIC P. STOCKTON               President, Chief Executive Officer
----------------------------------     and Director
    Frederic P. Stockton


/s/ FREDERICK O. PAULSELL              Chairman of the Board and Director
----------------------------------
    Frederick O. Paulsell


/s/ EDWIN S. CHAN                      Vice-Chairman of the Board and Director
----------------------------------
    Edwin S. Chan


/s/ SHERMAN M. COE                     Director
----------------------------------
    Sherman M. Coe


/s/ RALPH R. SHAW                      Director
----------------------------------
    Ralph R. Shaw


/s/ MICHAEL D. SIMON                   Director
----------------------------------
    Michael D. Simon


/s/ DONALD L. VAN MAREN                Director
----------------------------------
    Donald L. Van Maren

                                  EXHIBIT INDEX

Exhibits
--------

   3.1 Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 of Form 10-K for the fiscal year ended June 30, 1992)
   3.2    Restated Bylaws
   4.1 Articles V, VI and VII of the Restated Articles of Incorporation (See Exhibit 3.1)
   4.2 Articles I, II, V, VII and X of the Restated Bylaws, as amended (See Exhibit 3.2)
   10.1 Form of Indemnity Agreements with Registrant's directors and executive officers
   10.2 Loan Agreement with United States National Bank of Oregon, dated March 31, 1997
   10.3   a)  Lease dated October 14, 1991 between Pacific Realty
              Associates, L. P. and Registrant (for Registrant's training facility in Portland, Oregon) (Incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])
          b) Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (Incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)
          c) Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)
          d) Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant's corporate headquarters in Portland, Oregon) (Incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)
   10.4 Restated 1986 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)
   10.5   1996 Stock Option Plan
   10.6 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])
   10.7   Form of Stock Option Agreements:
          a) For option grants before fiscal 1994 (Incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])
          b) For option grants during fiscal 1994 (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)
          c) For option grants during fiscal 1995 (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

   10.8   Employment Agreements:
          a)  Employment Agreement dated January 17, 1995 with Michael
              D. Simon (Incorporated herein by reference to Exhibit
              10.9 of Form 10-K for the fiscal year ended June 30,
              1995)
          b)  Employment Agreement dated April 25, 1996 with Michael
              D. Simon (Incorporated herein by reference to Exhibit
              10.9 of Form 10-K for the fiscal year ended June 30,
              1996)
          c)  Employment Agreement dated August 18, 1997 with Frederic
              P. Stockton
   10.9 Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
   13.1   Portions of the 1997 Annual Report to Shareholders
   21.1   Subsidiaries of the Registrant
   23.1   Consent of KPMG Peat Marwick LLP, Independent Auditors (see
          Page S-1)
   24.1   Power of Attorney (see Signature page)
   27.1   Financial Data Schedule

                    Consent and Independent Auditors' Report
                         on Financial Statement Schedule


The Board of Directors
TRM Copy Centers Corporation:


The audits referred to in our report dated August 15, 1997 included the related financial statement schedule as of June 30, 1997 and for each year in the three-year period ended June 30, 1997, as listed in Item 14(a)(2) of Form 10-K of TRM Copy Centers Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the incorporation by reference on Form S-8 (Nos. 33-55370 and 33-74354) of TRM Copy Centers Corporation of our reports dated August 15, 1997, relating to the consolidated balance sheets of TRM Copy Centers Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, cash flows, and related schedule for each of the years in the three-year period ended June 30, 1997, which reports appear in the June 30, 1997 annual report incorporated by reference in Form 10-K of TRM Copy Centers Corporation.



                                       KPMG PEAT MARWICK LLP


Portland, Oregon
September 17, 1997

                  TRM COPY CENTERS CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                    Years ended June 30, 1995, 1996, and 1997
                                 (In thousands)


                                                  Balance at       Charged to      Charged to                      Balance at
                                                 Beginning of      costs and         other        Deductions -       End of
                                                    Period          expenses        accounts       write offs        Period
                                                --------------   -------------   -------------   -------------   -------------
Year ended June 30, 1995
  Allowance for doubtful accounts............   $          183   $         344   $          --   $        (261)  $         266
                                                ==============   =============   =============   =============   =============


Year ended June 30, 1996
  Allowance for doubtful accounts............   $          266   $         700   $          --   $        (679)  $         287
                                                ==============   =============   =============   =============   =============


Year ended June 30, 1997
  Allowance for doubtful accounts............   $          287   $         835   $          --   $        (974)  $         148
                                                ==============   =============   =============   =============   =============