Form 10-Q
period 1997-09-30
TRM COPY CENTERS CORP
filed 1997-11-14
CIK 749254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                  Commission file number        0-19657
                                         --------------------

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

YES  X    NO
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                    OUTSTANDING AT SEPTEMBER 30, 1997
         ------------                ---------------------------------
         Common Stock                           6,975,941

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TRM COPY CENTERS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                   June 30,               September 30,
                                                                                      1997                        1997
                                                                              ------------                ------------
                  ASSETS

Current assets:
        Cash and cash equivalents                                                 $  2,528                    $  2,999
        Accounts receivable, net                                                     7,704                       7,465
        Inventories                                                                  4,611                       4,968
        Prepaid expenses and other                                                   1,399                       1,888
                                                                                  --------                    --------
                 Total current assets                                               16,242                      17,320
Equipment and vehicles, less accumulated depreciation                               33,872                      33,878
Other assets                                                                            46                          44
                                                                                  --------                    --------

                                                                                  $ 50,160                    $ 51,242
                                                                                  ========                    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Checks in transit                                                          $ 1,409                    $    726
        Accounts payable                                                             1,568                       2,358
        Accrued expenses                                                             3,697                       3,617
                                                                                  --------                    --------
                  Total current liabilities                                          6,674                       6,701
Long-term debt                                                                         400                         484
Deferred income taxes                                                                4,258                       4,492
                                                                                  --------                    --------
                  Total liabilities                                                 11,332                      11,677
                                                                                  --------                    --------
Stockholders' equity:
        Preferred stock, no par value.  Authorized
                  5,000 shares; no shares issued
                  and outstanding                                                       --                          --
        Common stock, no par value.  Authorized
                  10,000 shares; issued and
                  outstanding 6,931 and 6,976 shares                                16,601                      16,860
Retained earnings                                                                   22,279                      23,312
Cumulative translation adjustment                                                      (52)                       (607)
                                                                                  --------                    --------
                  Total stockholders' equity                                        38,828                      39,565
                                                                                  --------                    --------

                                                                                  $ 50,160                    $ 51,242
                                                                                  ========                    ========

                          TRM COPY CENTERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                              Three Months Ended
                                                                September 30,
                                                        ---------------------------
                                                            1996               1997
                                                        --------           --------
Sales                                                   $ 16,577           $ 16,238
Less discounts                                             2,736              2,570
                                                        --------           --------
                Net sales                                 13,841             13,668
Cost of sales                                              7,405              7,352
                                                        --------           --------
                Gross profit                               6,436              6,316
Selling, general and administrative
        expense                                            4,487              4,507
                                                        --------           --------
                Operating income                           1,949              1,809
Other (income) expense:
        Interest                                             147                 12
        Other, net                                            88                 89
                                                        --------           --------
                Income before income taxes                 1,714              1,708
Provision for income taxes                                   677                675
                                                        --------           --------
                Net income                              $  1,037           $  1,033
                                                        ========           ========

Net income per share                                    $   0.14           $   0.14
                                                        ========           ========

Weighted average common and
        common equivalent shares
        outstanding                                        7,332              7,361
                                                        ========           ========

                          TRM COPY CENTERS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)


                                                   Common Stock                            Cumulative
                                               ----------------------        Retained      Translation
                                               Shares         Amount         Earnings       Adjustment         Total
                                               ------         -------        --------    -------------       -------
Balance at June 30, 1996                        6,931        $ 16,601        $ 22,279         $   (52)      $ 38,828
Exercise of stock options                          38             202              --              --            202
Issuance to employees                               7              57                                             57
Net income for the
        three months ended
        September 30, 1997                         --              --           1,033              --          1,033
Foreign currency translation
        adjustment                                 --              --              --            (555)          (555)
                                               ------        --------        --------         -------       --------
Balances at September 30, 1997                  6,976        $ 16,860        $ 23,312         $  (607)      $ 39,565
                                               ======        ========        ========         =======       ========

                          TRM COPY CENTERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                     ---------------------------------
                                                                                         1996                     1997
                                                                                     --------                 --------
Operating activities:
        Net income                                                                   $  1,037                 $  1,033
        Adjustments to reconcile net
               income to net cash provided by
               operating activities:
               Depreciation and amortization                                            1,410                    1,369
               Loss on disposal of equipment
                        and vehicles                                                       16                        3
               Changes in items affecting operations:
                        Accounts receivable                                              (197)                     239
                        Inventories                                                        61                     (357)
                        Prepaid expenses and other                                       (168)                    (489)
                        Accounts payable                                                 (517)                     790
                        Accrued expenses                                                  190                      (80)
                        Deferred income tax                                               237                      234
                                                                                     --------                 --------
                                 Total operating activities                             2,069                    2,742
                                                                                     --------                 --------
Investing activities:
        Proceeds from sale of equipment                                                   142                      130
        Capital expenditures                                                             (832)                  (1,392)
        Other                                                                             (36)                       2
                                                                                     --------                 --------
                                        Total investing activities                       (726)                  (1,260)
                                                                                     --------                 --------
Financing activities:
        Change in checks in transit, net                                                  281                     (683)
        Principal payments on long-term debt                                           (1,128)                      84
        Proceeds from long-term debt                                                       --                       --
        Net proceeds from issuance of common stock                                        176                      259
                                                                                     --------                 --------
                                        Total financing activities                       (671)                    (340)
                                                                                     --------                 --------
        Effect of exchange rate changes                                                   143                     (671)
                                                                                     --------                 --------
Net increase (decrease) in cash and
        cash equivalents                                                                  815                      471
Cash and cash equivalents at beginning
        of period                                                                         873                    2,528
                                                                                     --------                 --------
Cash and cash equivalents at end of period                                           $  1,688                 $  2,999
                                                                                     ========                 ========

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

3.   Inventories (in thousands):

                                               June 30,           September 30,
                                                  1997                    1997
                                               -------            ------------
     Paper                                     $ 1,231                 $ 1,476
     Toner and developer                           692                     791
     Parts                                       2,688                   2,701
                                               -------                 -------

                                               $ 4,611                 $ 4,968
                                               =======                 =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

     The Company has continued to expand its business by opening TRM Centers in new and existing market areas. The number of market areas served increased from 66 to 72 from June 30, 1996 to June 30, 1997. The number of TRM Centers grew from 31,719 to 34,796 over the same period. This expansion has continued into the first three months of fiscal 1998 with the opening of two new market areas and 264 TRM Centers. As of September 30, 1997, the Company had 74 market areas with 35,060 TRM Centers.

Results of Operations

     Sales for the first quarter were $16.2 million, down 2.0% from first quarter sales of the previous year of $16.6 million. This decline is due to decreased average sales per unit. The growth in the number of installed units reflects expansion in both existing and recently opened service areas.

     Sales discounts are the portion of revenue retained by customers. Sales discounts as a percentage of sales continue to decline, from 16.5% to 15.8% in the comparable quarters. This reflects changes made in business agreements with new customers. The discount rate generally varies between individual retail businesses based on volume.

     Cost of sales decreased 0.7% compared to the prior quarter. This is due to copy volume, partially offset by increased field service wages.

     Selling, general and administrative costs grew by 0.4% to $4.5 million in the first quarter. This is due to an increase in health care costs and vehicle fleet costs.

     Interest costs are incurred because the Company uses bank borrowings to help fund its expansion. The decrease in interest costs is primarily due to lower debt levels, which decreased from $7.0 million as of September 30, 1996, to $.5 million as of September 30, 1997.

Liquidity and Capital Resources

     During the three months ended September 30, 1997, cash flow from operations of $2.1 million fully funded capital expenditures of $1.4 million and allowed for repayment of $.1 million in bank borrowings.

     The Company currently anticipates capital expenditures of approximately $8 to $10 million over the next twelve months. The Company intends to finance these capital expenditures with cash generated from operations and with bank borrowings. The Company expects that these sources will provide adequate cash to fund its expansion through at least June 30, 1998.

     Information in this Management's Discussions and Analysis about the Company's goals, plans and expectations regarding expansion and capital expenditures constitutes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company's services, the Company's ability to execute its plans successfully and the volatility of paper costs. Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company's SEC Form 10-K for the year ended June 30, 1997.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended September 30, 1997.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TRM COPY CENTERS CORPORATION

Date:  November 14, 1997              By: /s/ PAUL M. BROWN
       ----------------------             --------------------------------------
                                          Paul M. Brown
                                          Secretary, Vice President, Finance and
                                          Chief Financial Officer