Form 10-Q
period 1997-12-31
TRM COPY CENTERS CORP
filed 1998-02-17
CIK 749254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

YES  X    NO
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                    OUTSTANDING AT DECEMBER 31, 1997
         ------------                --------------------------------
         Common Stock                           6,984,141

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TRM COPY CENTERS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                   June 30,       December 31,
                                                                                      1997               1997
                                                                                  --------           --------
                  ASSETS

Current assets:
        Cash and cash equivalents                                                 $  2,528           $  1,974
        Accounts receivable, net                                                     7,704              7,560
        Inventories                                                                  4,611              4,995
        Prepaid expenses and other                                                   1,399              1,801
                                                                                  --------           --------
                 Total current assets                                               16,242             16,330
Equipment and vehicles, less accumulated depreciation                               33,872             36,315
Other assets                                                                            46                 46
                                                                                  --------           --------

                                                                                  $ 50,160           $ 52,691
                                                                                  ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Checks in transit                                                         $  1,409           $  1,257
        Accounts payable                                                             1,568              2,280
        Accrued expenses                                                             3,697              3,251
                                                                                  --------           --------
                  Total current liabilities                                          6,674              6,788
Long-term debt                                                                         400                  0
Deferred income taxes                                                                4,258              4,770
                                                                                  --------           --------
                  Total liabilities                                                 11,332             11,558
                                                                                  --------           --------
Stockholders' equity:
        Preferred stock, no par value.  Authorized
                  5,000 shares; no shares issued
                  and outstanding                                                       --                 --
        Common stock, no par value.  Authorized
                  10,000 shares; issued and
                  outstanding 6,931 and 6,984 shares                                16,601             16,894
Retained earnings                                                                   22,279             24,203
Cumulative translation adjustment                                                      (52)                36
                                                                                  --------           --------
                  Total stockholders' equity                                        38,828             41,133
                                                                                  --------           --------

                                                                                  $ 50,160           $ 52,691
                                                                                  ========           ========

                          TRM COPY CENTERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                             Three Months Ended                     Six Months Ended
                                                                December 31,                          December 31,
                                                        ---------------------------           ---------------------------
                                                            1996               1997               1996               1997
                                                        --------           --------           --------           --------
Sales                                                   $ 17,347           $ 16,709           $ 33,924           $ 32,946
Less discounts                                             2,920              2,715              5,656              5,285
                                                        --------           --------           --------           --------
                Net sales                                 14,427             13,994             28,268             27,661
Cost of sales                                              7,630              7,636             15,035             14,988
                                                        --------           --------           --------           --------
                Gross profit                               6,797              6,358             13,233             12,673
Selling, general and administrative
        Expense                                            4,656              4,721              9,143              9,228
                                                        --------           --------           --------           --------
                Operating income                           2,141              1,637              4,090              3,445
Other expense:
        Interest                                             119                 10                266                 22
        Other, net                                           100                177                188                266
                                                        --------           --------           --------           --------
                Income before income taxes                 1,922              1,450              3,636              3,157
Provision for income taxes                                   759                559              1,436              1,233
                                                        --------           --------           --------           --------
                Net income                              $  1,163           $    891           $  2,200           $  1,924
                                                        ========           ========           ========           ========

Basic net income per share
        Shares outstanding                                 6,528              6,980              6,511              6,967
                                                        ========           ========           ========           ========
        Net income per share                            $   0.18           $   0.13           $   0.34           $   0.28
                                                        ========           ========           ========           ========

Diluted net income per share
        Shares outstanding                                 7,328              7,349              7,332              7,356
                                                        ========           ========           ========           ========
        Net income per share                            $   0.16           $   0.12           $   0.30           $   0.26
                                                        ========           ========           ========           ========

                          TRM COPY CENTERS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)


                                                   Common Stock                           Cumulative
                                               ---------------------        Retained     Translation
                                               Shares         Amount        Earnings      Adjustment          Total
                                               ------        -------        --------     -----------        -------
Balance at June 30, 1997                        6,931        $16,601         $22,279         $   (52)       $38,828
Exercise of stock options                          53            293              --              --            293
Net income for the
        six months ended
        December 31, 1997                          --             --           1,924               --         1,924
Foreign currency translation
        adjustment                                 --             --              --               88            88
                                               ------        -------         -------         --------       -------
Balance at December 31, 1997                    6,984        $16,894         $24,203         $     36       $41,133
                                               ======        =======         =======         ========       =======

                          TRM COPY CENTERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                     ---------------------------------
                                                                                         1996                     1997
                                                                                     --------                 --------
Operating activities:
        Net income                                                                   $  2,200                 $  1,924
        Adjustments to reconcile net
               income to net cash provided by
               operating activities:
               Depreciation and amortization                                            2,858                    2,795
               Loss on disposal of equipment
                        and vehicles                                                       50                       79
               Changes in items affecting operations:
                        Accounts receivable                                              (355)                     144
                        Inventories                                                        (5)                    (384)
                        Prepaid expenses and other                                       (467)                    (402)
                        Accounts payable                                                  120                      712
                        Accrued expenses                                                   42                     (446)
                        Deferred income tax                                               522                      512
                                                                                     --------                 --------
                                 Total operating activities                             4,965                    4,934
                                                                                     --------                 --------
Investing activities:
        Proceeds from sale of equipment                                                   180                      270
        Capital expenditures                                                           (1,824)                  (5,678)
        Other                                                                             (56)                       0
                                                                                     --------                 -------
                                 Total investing activities                            (1,700)                  (5,408)
                                                                                     --------                 --------
Financing activities:
        Change in checks in transit, net                                                  517                     (152)
        Principal payments on long-term debt                                           (3,128)                    (400)
        Proceeds from long-term debt                                                        0                        0
        Net proceeds from issuance of common stock                                        193                      293
                                                                                     --------                 --------
                                 Total financing activities                            (2,418)                    (259)
                                                                                     --------                 --------
        Effect of exchange rate changes                                                   269                      179
                                                                                     --------                 --------
Net increase (decrease) in cash and
        cash equivalents                                                                1,116                     (554)
Cash and cash equivalents at beginning
        of period                                                                         873                    2,528
                                                                                     --------                 --------
Cash and cash equivalents at end of period                                           $  1,989                 $  1,974
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

2.   Net Income Per Share:

     Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted including the effect of potentially dilutive common shares. For the three months ended December 31, 1996 and 1997, and six months ended December 31, 1996 and 1997, the weighted average number of common shares for basic net income per share computations were 6,528,000; 6,980,000; 6,511,000; and 6,967,000; respectively. For diluted net income per share, 800,000; 369,000; 821,000; and 389,000 shares were added to weighted average shares outstanding for the three months ended December 31, 1996 and 1997 and for the six months ended December 31, 1996 and 1997, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method.

3.   Inventories (in thousands):

                                                   June 30,        December 31,
                                                      1997                1997
                                                   -------             -------
Paper                                              $ 1,231             $ 1,298
Toner and developer                                    692                 842
Parts                                                2,688               2,855
                                                   -------             -------

                                                   $ 4,611             $ 4,995
                                                   =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

     The Company has continued to expand its business by opening TRM Centers in new and existing market areas. The number of market areas served increased from 66 to 72 from June 30, 1996 to June 30, 1997. The number of TRM Centers grew from 31,719 to 34,796 over the same period. This expansion has continued into the first six months of fiscal 1998 with the opening of three new market areas and 834 TRM Centers. As of December 31, 1997, the Company had 75 market areas with 35,630 TRM Centers.

Results of Operations

     Sales for the second quarter were $16.7 million, down 3.7% from second quarter sales of the previous year of $17.3 million. Sales for the six months year-to-date were $32.9 million, down 2.9% from prior year-to-date sales of $33.9 million. Sales in Europe continue to increase, although at a slowing rate as the European market matures. Sales in North America, where the market is more fully developed, continue to decline, offsetting the growth in Europe.

     Sales discounts are the portion of revenue retained by customers. Sales discounts as a percentage of sales continue to decline, from 16.8% to 16.2% in the comparable quarters. This reflects changes made in business agreements with new customers. The discount rate generally varies among individual retail businesses based on volume.

     Cost of sales remained flat compared to the same quarter in prior year and decreased 0.3% compared to the prior six months. Cost of sales increased as a percent of sales from 44.0% to 45.7% in the comparable prior-year quarter due to certain costs being fixed while sales have decreased.

     Selling, general and administrative costs grew by 1.4% to $4.7 million in the second quarter and 0.9% to $9.2 million for the first six months. Increased health care costs and vehicle fleet costs caused this change.

     Interest costs are incurred because the Company uses bank borrowings to help fund its expansion. The decrease in interest expense is due to reduced bank borrowings compared to the prior-year quarter and year-to-date.

Liquidity and Capital Resources

     During the six months ended December 31, 1997, the Company funded capital expenditures of $5.7 million and repaid $0.4 million in bank borrowings with no additional draws on its line of credit. Capital expenditures increased by $3.9 million over the same period of the prior year due to increased purchases and installations of NextGenTM copiers ($2.3 million) and increased expenditures for other copiers ($1.2 million). Additional capital expenditures of $400,000 were for normal operating purposes.

     The Company currently anticipates capital expenditures of approximately $13 million during fiscal 1998. The Company intends to finance these capital expenditures with cash generated from operations and with bank borrowings under its existing line of credit. The Company expects that these sources will provide adequate cash to fund its expansion through at least June 30, 1998.

Year 2000 Disclosure

     The Company is aware of, and currently evaluating its exposure related to potential year 2000 information systems problems. Generally, internal accounting and operating systems are either year 2000 compliant or will become compliant as part of a general information technology upgrade initiative (the "Initiative"), which is presently underway at the Company. The core components of the Initiative are anticipated to be completed by December 31, 1998. Total cost of the Initiative is expected to be approximately $1.2 million, of which $300,000 has been expended through December 31, 1997. The Company has also determined that a portion of its telephone system will also require upgraded capability, at a cost of approximately $50,000.

     The Company is presently assessing the risk that major customers or suppliers may have year 2000 problems, which could impact the Company. The extent that such risk exists, if any, has not yet been determined.

New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes a different method of computing net income per share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company is required to present both basic net income per share and diluted net income per share. The Company adopted SFAS No. 128 in the second fiscal quarter of 1998 and all historical net income per share data has been restated to conform to the provisions of this Statement.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company is in the process of quantifying the effect of adoption of SFAS No.130.

Forward Looking Statement

     Information in this Management's Discussions and Analysis about the Company's goals, plans and expectations regarding expansion and capital expenditures constitutes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: competitive factors, consumer demand for the Company's services, the Company's ability to execute its plans successfully, the impact of year 2000 issues, the risk that the NextGenTM copiers performance may vary significantly from expected results and from customer acceptance. Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company's SEC Form 10-K for the year ended June 30, 1997.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended December 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRM COPY CENTERS CORPORATION

Date: February 17, 1998                By: /s/ PAUL M. BROWN
      -----------------                    -------------------------------------
                                           Paul M. Brown
                                           Secretary, Vice President, Finance
                                           and Chief Financial Officer