Form 10-Q
period 1998-03-31
TRM COPY CENTERS CORP
filed 1998-05-15
CIK 749254

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-19657

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

YES [X]  NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                         OUTSTANDING AT MARCH 31, 1998
         ------------                      ------------------------------
         Common Stock                                6,990,361

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TRM COPY CENTERS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                  June 30,          March 31,
                                                                                     1997               1998
                                                                             ------------       ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                $      2,528       $      2,265
    Accounts receivable, net                                                        7,704              7,860
    Income taxes receivable                                                             0              1,436
    Inventories                                                                     4,611              3,543
    Prepaid expenses and other                                                      1,399              1,683
                                                                             ------------       ------------
       Total current assets                                                        16,242             16,787
Equipment and vehicles, less accumulated depreciation                              33,872             35,076
Other assets                                                                           46                 45
                                                                             ------------       ------------

                                                                             $     50,160       $     51,908
                                                                             ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Checks in transit                                                         $     1,409       $      1,049
    Accounts payable                                                                1,568              4,175
    Accrued expenses                                                                3,697              4,268
                                                                             ------------       ------------
       Total current liabilities                                                    6,674              9,492
Long-term debt                                                                        400                500
Deferred income taxes                                                               4,258              4,067
                                                                             ------------       ------------
       Total liabilities                                                           11,332             14,059
Commitments                                                                            --                 --
Stockholders' equity:
    Preferred stock, no par value.  Authorized
       5,000 shares; no shares issued
       and outstanding                                                                 --                 --
    Common stock, no par value.  Authorized
       10,000 shares; issued and
       outstanding 6,931 and 6,990 shares                                          16,601             16,904
Retained earnings                                                                  22,279             21,030
Cumulative translation adjustment                                                     (52)               (85)
                                                                             ------------       ------------
       Total stockholders' equity                                                  38,828             37,849
                                                                             ------------       ------------

                                                                             $     50,160       $     51,908
                                                                             ============       ============

                          TRM COPY CENTERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                           Three Months Ended        Nine Months Ended
                                                                March 31,                March 31,
                                                         ---------------------     ---------------------
                                                             1997         1998         1997         1998
                                                         --------     --------     --------     --------
Sales                                                    $ 18,023     $ 17,648     $ 51,947     $ 50,594
Less discounts                                              3,042        2,946        8,698        8,231
                                                         --------     --------     --------     --------
           Net sales                                       14,981       14,702       43,249       42,363
Cost of sales                                               7,574        7,904       22,609       22,892
                                                         --------     --------     --------     --------
           Gross profit                                     7,407        6,798       20,640       19,471
Selling, general and administrative
   expense                                                  4,870        5,318       14,013       14,546
Special charges                                                 0        6,380            0        6,380
                                                         --------     --------     --------     --------
           Operating income (loss)                          2,537       (4,900)       6,627       (1,455)
Other expense:
   Interest                                                    78           43          344           65
   Other, net                                                 202          249          390          515
                                                         --------     --------     --------     --------
           Income (loss) before income taxes                2,257       (5,192)       5,893       (2,035)
Provision (benefit) for income taxes                          892       (2,019)       2,328         (786)
                                                         --------     --------     --------     --------
           Net income (loss)                             $  1,365       (3,173)    $  3,565     $ (1,249)
                                                         ========     ========     ========     ========

Basic net income (loss) per share
   Shares outstanding                                       6,717        6,990        6,579        6,975
                                                         ========     ========     ========     ========
   Net income (loss) per share                           $   0.20     $  (0.45)    $   0.54     $  (0.18)
                                                         ========     ========     ========     ========

Diluted net income (loss) per share
   Shares outstanding                                       7,122        6,990        7,260        6,975
                                                         ========     ========     ========     ========
   Net income (loss) per share -
           Assuming Dilution                             $   0.19     $  (0.45)    $   0.49     $  (0.18)
                                                         ========     ========     ========     ========

                          TRM COPY CENTERS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)


                                                  Common Stock                           Cumulative
                                            ------------------------       Retained     Translation
                                               Shares        Amount        Earnings      Adjustment         Total
                                            ---------      ---------      ---------     -----------      ---------
Balance at June 30, 1997                        6,931      $  16,601      $  22,279     $       (52)     $  38,828
Exercise of stock options                          47            204             --              --            204
Issuance to employees                              12             99             --              --             99
Net loss for the
    nine months ended
    March 31, 1998                                 --             --         (1,249)             --         (1,249)
Foreign currency translation
    adjustment                                     --             --             --             (33)           (33)
                                            ---------      ---------      ---------     -----------      ---------
Balances at March 31, 1998                      6,990      $  16,904      $  21,030     $       (85)     $  37,849
                                            =========      =========      =========     ===========      =========

                          TRM COPY CENTERS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                           Nine Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                            1997              1998
                                                                       ---------         ---------
Operating activities:
    Net income (loss)                                                  $   3,565         $  (1,249)
    Adjustments to reconcile net
         income to net cash provided by
         operating activities:
         Depreciation and amortization                                     4,367             4,286
         Loss on disposal of equipment
               and vehicles                                                   81               170
         Special charges                                                      --             6,380
         Changes in items affecting operations:
               Accounts receivable                                          (901)             (156)
               Inventories                                                   213              (426)
               Prepaid expenses and other                                   (310)           (1,873)
               Accounts payable                                             (280)            2,607
               Accrued expenses                                              721               394
               Deferred income tax                                           823              (191)
                                                                       ---------         ---------
                    Total operating activities                             8,279             9,942
                                                                       ---------         ---------
Investing activities:
    Proceeds from sale of equipment                                          266               503
         Capital expenditures                                             (3,452)          (10,511)
          Other                                                              (44)                1
                                                                       ---------         ---------
                    Total investing activities                            (3,230)          (10,007)
                                                                       ---------         ---------
Financing activities:
    Change in checks in transit, net                                         292              (360)
    Principal payments on long-term debt                                  (4,628)             (400)
    Proceeds from long-term debt                                              --               500
    Net proceeds from issuance of common stock                               255               303
                                                                       ---------         ---------
                    Total financing activities                            (4,081)               43
                                                                       ---------         ---------
Effect of exchange rate changes                                               43              (241)
                                                                       ---------         ---------
Net increase (decrease) in cash and
    cash equivalents                                                       1,011              (263)
Cash and cash equivalents at beginning
    of period                                                                873             2,528
                                                                       ---------         ---------
Cash and cash equivalents at end of period                             $   1,884         $   2,265
                                                                       =========         =========

                          TRM COPY CENTERS CORPORATION

              Notes to Condensed Consolidated Financial Statements


1.   Interim Financial Data:

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These condensed interim financial statements should be read in conjunction with the Company's latest annual report to shareholders.


2.   Net Income Per Share:

     Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted including the effect of potentially dilutive common shares. For the three months ended March 31, 1997 and 1998, and nine months ended March 31, 1997 and 1998, the weighted average number of common shares for basic net income per share computations were 6,717,000; 6,990,000; 6,579,000; and 6,975,000;
     respectively. For diluted net income per share, 405,000 and 681,000 shares were added to weighted average shares outstanding for the three months ended March 31, 1997 and for the nine months ended March 31, 1997, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method. For the three months ended March 31, 1998 and for the nine months ended March 31, 1998, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.


3.   Inventories (in thousands):

                                                      June 30,       March 31,
                                                         1997            1998
                                                      -------        --------
     Paper                                            $ 1,231        $    915
     Toner and developer                                  692             586
     Parts                                              2,688           2,042
                                                      -------        --------

                                                      $ 4,611        $  3,543
                                                      =======        ========

4.   Special Charges:

     During the quarter ended March 31, 1998, the Company recorded special charges of $6.4 million related to the write-down of certain under-performing assets of its Photocopy Division. Following is a summary of major elements of the special charges (in thousands):

     Disposal of under-performing machines                               $ 4,324
     Disposal of replacement parts and inventory relating to
           under-performing machines                                       1,494
     Other                                                                   562
                                                                         -------
     Total special charges                                               $ 6,380
                                                                         =======

     The Company recognized the cost of disposing of certain under-performing assets of its Photocopy Division totaling $4.3 million. The Company also recognized $1.5 million of cost associated with the disposal of replacement parts and other inventory related to the under-performing assets being disposed of.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
     The Company has continued to expand its business by opening TRM Centers in new and existing market areas. The number of market areas served increased from 66 to 72 from June 30, 1996 to June 30, 1997. The number of TRM Centers grew from 31,719 to 34,796 over the same period. During the first nine months of fiscal 1998 the Company opened three new market areas and decreased the number of TRM Centers by 1,041. As of March 31, 1998, the Company had 75 market areas with 33,755 TRM Centers.
     On March 29, 1998 the Company entered into an agreement pursuant to which ReadyCash Investment Partners, L.P. will invest $20 million in TRM. The Company intends to use the proceeds of this investment to finance the formation of a new Automated Teller Machine (ATM) Division. The financing transaction is subject to a number of conditions set forth in the definitive agreement including shareholders' approval of the transaction. The Company is currently scheduled to hold a special shareholders' meeting on or before June 26, 1998, to consider, among other things, approval of the transaction.

Results of Operations
---------------------
     Sales for the third quarter were $17.6 million, down 2.1% from third quarter sales of the previous year of $18.0 million. Sales for the nine months year-to-date were $50.6 million, down 2.6% from prior year-to-date sales of $51.9 million. Sales in Europe continue to increase, although at a slowing rate as the European market matures. Sales in North America, where the market is more fully developed, have declined, offsetting the growth in Europe.
     Sales discounts are the portion of revenue retained by customers. Sales discounts as a percentage of sales continue to decline, from 16.9% to 16.7% in the comparable quarters. This reflects changes made in business agreements with new customers. The discount rate generally varies among individual retail businesses based on volume.

     Cost of sales increased 4.4% compared to the prior quarter and 1.3% compared to the prior nine months. Cost of sales increased as a percent of sales from 42.0% to 44.8% in the comparable prior-year quarter due to decreased sales.
     Selling, general and administrative costs grew by 9.2% to $5.3 million in the third quarter. This is due to increased telecommunication costs, vehicles expenses, bad debt and other general cost increases.
     During the quarter ended March 31, 1998, the Company recorded special charges of $6.4 million including a one-time, non-cash write-down of certain under-performing assets of its Photocopy Division. With the growth in the NextGen(TM) photocopier programs, the Company has decided to retire over half of its older model Savin photocopiers at low volume locations. The write-down of non-performing assets is related to these strategic activities.
     Interest costs are incurred because the Company uses bank borrowings to help fund its business activities. The decrease in interest costs is due to lower debt levels, which decreased from $3.5 million as of March 31, 1997, to $500,000 as of March 31, 1998.

Liquidity and Capital Resources
-------------------------------
     During the nine months ended March 31, 1998, TRM generated $9.9 million in cashflows from operations, while its working capital decreased from $9.6 million at June 30, 1997 to $7.3 million at March 31, 1998 (including cash and cash equivalents of $2.3 million). The Company also has a $30.0 million bank line of credit, with $29.5 million available at March 31, 1998. The Company was in compliance with all loan covenants at March 31, 1998. This credit facility expires on April 1, 2000.
     During the nine months ended March 31, 1998, the Company funded capital expenditures of $10.5 million primarily from cash generated from operations and a net increase of $100,000 in bank borrowings. Capital expenditures increased by $7.1 million over the same period of the prior year due to increased purchases and installations of NextGen(TM) copiers ($6.8 million) and increased expenditures for other copiers ($2.7 million). Additional capital expenditures of $600,000 and $400,000 were for vehicles and other normal operating purposes, respectively.
     The Company currently anticipates capital expenditures of approximately $13.0 million for the fiscal year ended June 30, 1998. The Company intends to finance these capital expenditures with cash generated from operations and with bank borrowings under its existing line of credit. The Company expects that these sources will provide adequate cash to fund its operations through at least June 30, 1998.

Year 2000 Disclosure
--------------------
     The Company is aware of, and currently evaluating its exposure related to potential year 2000 information systems problems. Generally, internal accounting and operating systems are either year 2000 compliant or will become compliant as part of a general information technology upgrade initiative (the "Initiative"), which is presently underway at the Company. The core components of the Initiative are anticipated to be completed by December 31, 1998. Total cost of the Initiative is expected to be approximately $1.2 million, of which $300,000 has been expended through March 31, 1998. The Company has also determined that a portion of its telephone system will also require upgraded capability, at a cost of approximately $50,000.
     The Company is presently assessing the risk that major customers or suppliers may have year 2000 problems, which could impact the Company. The extent that such risk exists, if any, has not yet been determined.

Forward Looking Statement
-------------------------
     Information in this Management's Discussions and Analysis about the Company's goals, plans and expectations regarding expansion, business opportunities, and capital expenditures and the Company's plans to enter the ATM market constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors are among the factors that could cause actual results to differ materially from those described in the forward-looking statements: the outcome of the shareholder vote regarding the ReadyCash transaction, TRM's ability to manage and achieve growth in a new line of business, TRM's ability to expand its current relationships with retailers and broaden its distribution network, changes in consumer practices and preferences with respect to the use of TRM's new photocopy machines, the performance and profitability of NextGen(TM) photocopy machines, competitive factors, and the Company's ability to execute its plans successfully, as well as business conditions in the market areas in which TRM operates. Any forward-looking statements should be considered in light of these factors.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit 10 - Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash Investment Partners, L.P.

         (b)  Exhibit 27 - Financial Data Schedule

         (c)  Reports on Form 8-K.

              There were no reports filed on Form 8-K during the three months ended March 31, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRM COPY CENTERS CORPORATION

Date:  March 15, 1998                  By: /s/ PAUL M. BROWN
       -----------------------             -------------------------------------
                                           Paul M. Brown
                                           Secretary, Vice President, Finance
                                           and Chief Financial Officer