Form 10-K405
period 1998-06-30
TRM CORP
filed 1998-09-28
CIK 749254

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-19657

                                   ----------

                                 TRM CORPORATION
             (Exact name of registrant as specified in its charter)

                Oregon                                    93-0809419
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 21, 1998 the aggregate market value of the registrant's Common Stock held by non affiliates of the registrant was $66.4 million. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

     As of August 21, 1998, the number of shares of the registrant's Common Stock outstanding was 7,065,384.

                      Documents incorporated by reference:

     Parts of registrant's Proxy Statement for the annual meeting of shareholders on November 16, 1998 are incorporated by reference into Part III of this report.

================================================================================

                                 TRM CORPORATION
                                TABLE OF CONTENTS


Item                                                                        Page
 No.                                                                         No.
----                                                                        ----

                                     Part I

 1.  Business..................................................................2
 2.  Properties................................................................7
 3.  Legal Proceedings.........................................................7
 4.  Submission of Matters to a Vote of Security Holders.......................7


                                     Part II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters....10
 6.  Selected Financial Data..................................................10
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................11
 8.  Financial Statements and Supplemental Data...............................16
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.....................................................16


                                    Part III

 10. Directors and Executive Officers of the Registrant.......................17
 11. Executive Compensation...................................................17
 12. Security Ownership of Certain Beneficial Owners and Management...........17
 13. Certain Relationships and Related Transactions...........................17


                                     Part IV

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........18

                                     PART I

ITEM 1. BUSINESS

General

     As of June 1998, TRM Corporation (formerly TRM Copy Centers Corporation) owned and maintained over 33,000 self-service photocopiers in retail establishments such as multi-site retailers, pharmacies, stationery stores, hardware stores and gift shops in 73 metropolitan areas: 51 in the U.S., 5 in Canada, 15 in the U.K and 2 in France. TRM installs, maintains and supplies its photocopiers and regularly monitors their usage. Each retail business collects payment from its customers, shares in the revenue generated by the TRM Copy Center (as defined below) and benefits from any increase in walk-in traffic. The Company invoices and collects payment from each retailer monthly.

     Each TRM Copy Center consists of a photocopier, a machine stand, advertising signs and in some cases a coin-operated unit ("Copy Center" or "TRM Copy Center"). TRM Copy Centers are identifiable by the Company's trapezoidal yellow and black "TRM Copies" signs.

     TRM has become the leading provider in self-service photocopying in many of the metropolitan areas it serves by focusing on service and convenience. The Company strives to conveniently locate high numbers of Copy Centers throughout its service areas. Operations by geographic area are presented in Note 12 to the Consolidated Financial Statements included on page F-13 in this Form 10-K.

     The Company services its Copy Centers and provides all necessary supplies. The retail business supplies space and electrical power for the TRM Copy Center and supervises its use. Consumers report the number of uses of the TRM Copy Center to the retail business cashier, who collects payment. Each month, the retail business keeps a percentage of the TRM Copy Center's revenue, which generally is based on a sliding scale related to usage, as recorded by the TRM Copy Center's tamper-proof internal counter, and remits the remainder to TRM.

     All accounting, training, purchasing, billing and collection functions, as well as coordination of customer service, are centralized in the Company's Team Headquarters in Portland, Oregon. Generally, the only personnel outside the Portland Team Headquarters are service and sales personnel. TRM minimizes costs by buying large quantities of new photocopiers and by centrally purchasing large quantities of parts, paper and toner. The Company believes that its centralized operating systems and standardized operating procedures enable it to efficiently open in new geographic areas and to install and service thousands of TRM Copy Centers.

     The Company is an Oregon corporation formed in 1982. From the end of fiscal 1993 through June 30, 1998, TRM opened operations in 14 U.S., 2 Canadian, 13 U.K. and 2 French metropolitan areas.

     As part of a Special Meeting of Shareholders in June 1998, the Company's Shareholders voted to amend its Restated Articles of Incorporation to change the Company's corporate name from "TRM Copy Centers Corporation" to "TRM Corporation."

     As used in this Form 10-K, the terms "the Company" and "TRM" refer to TRM Corporation and its subsidiaries, unless the context requires otherwise.

Recent Developments

     In September 1997, the Company's Board of Directors authorized the Company to repurchase up to 500,000 shares of its Common Stock through privately negotiated or open market purchases as market conditions dictate. To date, the Company has not repurchased any shares of Common Stock.

     With the growth in new technology black and white photocopier ("NextGen(TM)") programs, the Company has decided to retire and dispose of over half of its older model Savin photocopiers. In the third quarter of 1998, the Company recorded non-cash, special charges of $6.4 million relating to these under-performing assets of its Photocopy Division, as part of this strategic decision to eliminate low-volume Savin photocopiers.

     Also in the third quarter of fiscal 1998, the Company entered into an agreement with ReadyCash Investment Partners, L.P. ("ReadyCash"), resulting in an equity investment of $20 million into TRM. In return, ReadyCash was issued 1,777,778 shares of Series A Preferred Stock and warrants to acquire 500,000 shares of Common Stock of the Company. The Company plans to use the proceeds of this investment to finance the formation of a new Automated Teller Machine (ATM) Division (see "New Products and Services Under Development," Management's Discussion and Analysis of Financial Condition and Results of Operations on page 11, and Note 4 to the Consolidated Financial Statements on page F-8).

Locations

     Historically, TRM has focused its sales efforts on small independent retail businesses. During fiscal year 1998 and going forward, the Company is expanding its program of selling to large-format, multi-site retail establishments to better address the retail industry as it continues to consolidate. TRM's installed customer base is diversified and no single retailer accounts for a significant portion of revenues or profits. Further, TRM has diversified geographically to avoid dependence on one or more market areas. The Company does not believe that the presence of significant competition in any single geographic market would have a material adverse effect on the Company.

     As of June 30, 1998, the Company has established a local Service Center (as defined below) in 52 major metropolitan areas. TRM locates its Service Centers in sites convenient to the concentration of TRM Copy Centers. Each of these Service Centers consists of leased premises generally staffed by a service center manager and one or more service technicians and sales representatives. Service Centers include a warehouse for the storage of photocopiers, other components, spare parts, paper and toner. Twenty-one metropolitan areas most recently entered by the Company were opened with resources from existing Service Centers nearby, most of which have storage unit facilities ("Service Center").

     In conjunction with the expansion of multi-site retailer sales activities, the Company addressed the need to service customers in locations that were not accessible by existing TRM Service Centers. When the number of customer sites does not justify the addition of a new TRM Service Center, the Company contracts with a third-party service provider to install and service photocopiers at those sites. With this expanded network of third-party service providers, the Company believes it is positioned to effectively market to large multi-site retailers. The Company presently has service agreements in place for 327 TRM Copy Centers not presently serviced directly by TRM technicians.

Expansion

     TRM installed 4,631 additional TRM Copy Centers, net of replacements and removals, from July 1, 1995 to June 30, 1998. During fiscal 1998, the Company removed 7,120 photocopiers and installed 6,000 photocopiers, for a net decrease of 1,120 photocopier machines. During fiscal 1999, the Company plans to add approximately 10,000 additional TRM Copy Centers in new and existing market areas. The Company intends to continue to actively manage its installed base by removing its low-performing sites and eliminating sites that fail to meet specified volume performance expectations.

     TRM's planned expansion will require an increase in the number of installed photocopiers and customers. Due to the improved efficiency of the NextGen(TM) technology, the Company believes this expansion will not require an increase in service center technicians. The Company believes its existing employee base can support the planned growth. The Company will open a Service Center in each new geographic market as it is justified. TRM uses both new and existing photocopiers to fulfill the requirements of its expansion strategy. The Company is purchasing new machines to use in high-volume, independent and multi-site locations (see discussion of NextGen(TM) under "New Products and Services Under Development"). TRM sells the TRM Copy Center concept to independent retail businesses through sales lead generation programs and local door-to-door solicitation using independent and Company sales representatives and service technicians. The Company is increasing its corporate sales efforts directed toward regional, national and international multi-site retail chains.

     Copy pricing is based on market competition, volume and retailer preference. Pricing decisions are made by the retailer based on the experience and recommendations of TRM for individual site pricing strategy.

     The Company intends to continue to focus on its core photocopy business with controlled growth from new and existing U.S. market areas, international expansion and new products and services that can be delivered to its core customer base and similar consumers.

New Products and Services Under Development

     The Company is positioned to add other products or services to further optimize the use of its existing network of sales, service, distribution and support organizations as well as its growing installed customer base. Although sales generated from additional products currently represent less than 5% of the total sales, the Company is actively testing multiple new products and services.

     During 1998, the Company announced plans to form an ATM division ("ATM Division") using a $20 million equity investment by ReadyCash. The ATM Division will enable TRM to offer ATM services to its 25,000 customer relationships in North America, which in turn will increase utilization of the distribution and service organization already in place in the US and Canada. The exact organizational structure of the ATM Division is still in the development stage. Current activities include a search for key management as well as evaluation of potential acquisition opportunities.

     Additionally in fiscal 1998, the Company commenced the purchasing of thousands of NextGen(TM) copiers for further unit growth. NextGen(TM) is an important element in TRM's core programs for high-volume, independent retailer locations and larger retail chains. The Company places NextGen(TM) photocopiers in accordance with a 36-month commitment from the retailer and slightly different discount and billing arrangements. TRM's existing base of installed copy machines will continue to be used for many convenience copying locations.

     In fiscal 1998, the Company continued to expand its placement of retailer-serviced coin-operated convenience photocopiers with large format multi-site retailers, where TRM's service quality and worldwide infrastructure is a key advantage, but where host cashiering is not a desired benefit for the retailer.

     TRM's intent is to invest in developing and market testing these and other new products and services to identify those that clearly deserve to become country or system-wide offerings.

Competition

     A person seeking photocopy services has a variety of alternatives to a TRM Copy Center. These alternatives include specialty full-service business centers, copy and print shops, coin-operated photocopiers and other photocopiers located within retail shops. Each of these alternatives may to some extent compete with the Company. The Company does not attempt to compete directly with most alternative suppliers of photocopy services. Instead, the Company seeks to distinguish itself by blanketing its service areas with large numbers of convenient photocopiers and by providing high quality service to those locations.

     Full-service business centers and copy and print shops generally serve a market more interested in high volume and sophisticated copying than in convenience of location.

     Coin-operated photocopiers are sometimes located in retail establishments similar to TRM's locations. While these coin-operated photocopiers provide a similar service to TRM Copy Centers, the Company believes they do not pose a significant competitive threat to the majority of TRM's retailers. As indicated under the caption "New Products and Services Under Development," the Company is placing coin-operated copying with major large format chains and retail stores.

     The Company is aware of several self-service, non-coin-operated photocopier businesses using the retail business concept. To the Company's knowledge, each is limited to a relatively small geographic market and a relatively small number of photocopiers. Because of barriers to entry in the Company's business, such as developing operating systems, establishing sources of supply and achieving economies of scale, the Company does not believe any of these competitors currently represents a significant threat to the Company's business.

     Personal copiers provide a substitute for TRM Copy Centers. While these photocopiers have been on the market for a number of years, the Company does not believe that they have had a significant adverse effect on its business. The Company is unable to predict whether a technological or price breakthrough might increase sales of personal copiers and reduce demand for the Company's copy services.

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

     The ATM business is and can be expected to remain highly competitive. While the Company's principal competition is expected to come from national and regional banks, the Company will also compete with other independent ATM companies. All of these competitors offer services similar to or substantially the same as those the Company expects to offer. As the Company enters the ATM business, such competition could prevent the Company from obtaining or maintaining desirable locations for its machines or could cause the Company to reduce its user fees generated by the ATMs and thereby reduce the Company's revenues and profits. The independent ATM business has become increasingly competitive as entities other than banks have entered the market with relatively few barriers to accomplish such entry.

Quarterly Seasonality

     Historically, the Company has experienced slightly higher than average production per TRM Copy Center in its third and fourth fiscal quarters due to those quarters being tax season in the U.S. The Company experiences slightly lower than average production per TRM Copy Center in its first fiscal quarter as the European countries have extended holiday periods.

Photocopiers

     As of June 30, 1998, TRM owned and maintained over 33,000 self-service photocopiers in retail establishments such as multi-site retailers, pharmacies, stationery stores, hardware stores and gift shops. Generally, new photocopiers are shipped direct from the manufacturer to a TRM Service Center. The Company expects to continue to use both new and existing photocopiers to expand its black and white copying business.

     Supply

     In fiscal 1998, the Company finalized an agreement with Konica Business Machines ("Konica") to purchase 7,500 new, state-of-the-art black and white NextGen(TM) photocopiers over a three year span. At June 30, 1998, the Company had purchased over 7,000 units under this agreement. During fiscal 1993, TRM developed a supply relationship with Mita Copystar America, Inc. ("Mita"), for black and white photocopiers and related products in North America. The resulting arrangement, as updated, contains no commitment to purchase any specific number of photocopiers. In the past, the Company primarily used two similar discontinued models of used photocopiers originally manufactured by Ricoh Company, Ltd. and its affiliates ("Savin" photocopiers). TRM bought these photocopiers from photocopier brokers and dealers. These two models of black and white photocopiers have not been manufactured since 1979 and 1982. A portion of the older model Savin copiers have been written-off in fiscal 1997 and 1998 as under-performing assets (see Note 4 to the Consolidated Financial Statements on page F-8 in this Form 10-K.) The remaining Savin photocopiers owned by the Company are in profitable locations.

     Also during fiscal 1992, a supply arrangement was entered into with Mita Europe B.V. ("Mita Europe") for black and white photocopiers and related products in Europe. Under this arrangement, photocopiers and related products are shipped from Mita Europe directly to the Company's European Service Centers. The Company continues to monitor and evaluate supplies of new and used photocopiers in Europe available for its use.

     Parts

     Currently, parts for Konica and Mita photocopiers are being supplied primarily by the photocopier manufacturers. The Company acquires a majority of the parts for its Savin photocopiers directly from various parts fabricators. Many parts are built to TRM's specifications. While TRM's strategy is to use multiple sources for its parts to reduce dependence on single sources, some parts are purchased from single sources. Temporary shortages, increased costs and quality control problems could result if parts from a single or limited source became unavailable. The Company will continue to evaluate available sources of supply for parts.

Paper

     Photocopy paper is purchased centrally by the Company's Team Headquarters and then shipped directly from the mills to the Service Centers. A number of paper companies are capable of producing the paper usable by the Company. The Company believes that sufficient paper should be available to supply the Company's expanding business.

Toner

     Currently, toner for Konica photocopiers is being supplied primarily by the photocopier manufacturer. The Company purchases toner for Mita photocopiers and liquid toner for its black and white rebuilt photocopiers located in North America directly from three manufacturers. The Company has confirmed that other acceptable sources are available and could obtain suitable toner on reasonable terms from other manufacturers, although some start-up delays could occur. The Company will continue to evaluate available sources of supply for toner.

Employees

     As of June 30, 1998, the Company had 593 employees, most of whom were full-time. 401 are in field service, 170 are in sales, marketing, customer service, purchasing, billing and administration, and 22 are in training, production and warehouse functions. None of the Company's employees are represented by unions. The Company believes it has good relations with its employees. The Company currently engages 9 independent contractors to sell the TRM service program, which includes a machine and a service agreement.

Service Marks

     Most TRM Copy Centers are identified by distinctive yellow and black trapezoidal signs bearing "TRM Copies" and the program price. In France the Company does business under the name of FPC France Ltd. TRM and FPC's signs are registered service marks. The Company registered "NextGen" as it relates to the new black and white technology photocopier the Company is purchasing and placing in service.

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

Governmental Regulation

     The Company's photocopier business is not subject to significant governmental regulation. Local zoning and sign regulations occasionally prohibit a retail business from displaying the "TRM Copies" sign on an exterior wall or window. Local zoning and use restrictions may not allow opening a Copy Center in an otherwise desirable retail business. The Company does not expect such restrictions to have a material adverse effect on the Company's expansion plans.

     The Company believes ATM operations are not subject to any governmental regulation that will adversely effect the business of the Company's ATM Division. Various regulations have been proposed to reduce or eliminate amounts charged to users of ATMs. If any of these regulations are enacted in the jurisdictions where the company is considering placing ATMs, the Company's revenues would decline and the Company would be negatively impacted. The enactment of any such regulations may effectively prohibit the Company from placing ATMs in such jurisdiction.

Forward-Looking Statements

     This Form 10-K and Annual Report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to the Company's goals, plans and expectations regarding: removing Savin photocopiers, establishing the ATM Division, effectively using a third-party network of service providers, purchasing and installing additional NextGen(TM) photocopiers, expansion in existing and new markets, the Year 2000 Issue, and capital expenditures. Risk factors related to these forward looking statements are discussed in "Management's Discussion and Analysis" (see Forward-Looking Statements on page 15 of this Form 10-K.)


ITEM 2. PROPERTIES

     The Company leases approximately 25,750 square feet of office space for its Team Headquarters in Portland, Oregon. The lease expires in 2010, with an option to renew for an additional five years. The Company also leases 31,500 square feet of space that serves as the Portland Service Center and is also used for training, warehousing and other office space under a lease that also expires in 2010. This facility is located next to the Team Headquarters. Such space is currently adequate for the Company's business.

     The Company leases warehouse space for 52 Service Centers outside Portland, Oregon. A Service Center typically consists of approximately 2,000 to 7,000 square feet of non-custom warehouse space. The leases typically run for three to twelve years, some with extensions available upon exercise of renewal options. The Company does not anticipate any difficulty in locating or, if necessary, relocating Service Centers.


ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various claims and legal proceedings from time to time in the ordinary course of its business. There are no pending or threatened matters which in the Company's opinion would have a material effect on the Company's operations or its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 24, 1998 the Company held a Special Meeting of Shareholders. The Shareholders took the actions described below. As of the record date for the Special Meeting, 7,056,811 shares of Common Stock were issued and outstanding.

1. The Shareholders voted to amend the Company's Restated Articles of Incorporation to change the Company's corporate name to "TRM Corporation," by the votes indicated below:

                             Votes For:        5,927,184
                         Votes Against:              980
                       Votes Abstained:            3,300

2. The Shareholders voted to approve an amendment to the Company's Restated Articles of Incorporation to increase the authorized number of shares of Common Stock that the Company may issues from 10,000,000 to 50,000,000, by the votes indicated below:

                             Votes For:        4,516,413
                         Votes Against:        1,414,583
                       Votes Abstained:              468

3. The Shareholders voted to approve an amendment to the Company's Restated Articles of Incorporation to create and determine the preferences, limitations and rights of a new series of Preferred Stock of the Company, to be designated "Series A Preferred Stock," by the votes indicated below:

                             Votes For:        3,645,694
                         Votes Against:           25,960
                       Votes Abstained:            3,560
                      Broker Non-votes:        2,256,250

4. The Shareholders voted to approve the issuance and sale of 1,777,778 shares of the Series A Preferred Stock and warrants to purchase an aggregate of 500,000 shares of Common Stock of the Company at an exercise price of $15.00 a share (the "Warrants") to ReadyCash Investment Partners, L.P. (the "Purchaser") pursuant to a Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and the Purchaser (the "Purchase Agreement"), for an aggregate purchase price of $20,000,000, by the votes indicated below:

                             Votes For:        3,669,374
                         Votes Against:            5,290
                       Votes Abstained:              550
                      Broker Non-votes:        2,256,250

5.   The Shareholders elected each of Daniel G. Cohen, Edward E. Cohen, Joseph
     G. Denton, Kent B. Godfrey, Joel R. Mesznik and Kenneth L. Tepper by the votes, and for the terms indicated below, to serve on the Company's Board of Directors. All of the elections were effective upon closing of the issuance and sale of the Series A Preferred Stock and the Warrants to the Purchaser pursuant to the Purchase Agreement (the "Closing").

         Daniel G. Cohen - Term expires in 1999
         --------------------------------------

                             Votes For:        5,929,287
                        Votes Withheld:            2,177


         Edward E. Cohen - Term expires in 2000
         --------------------------------------

                             Votes For:        5,929,337
                        Votes Withheld:            2,127


         Joseph G. Denton - Term expires in 1998
         ---------------------------------------

                             Votes For:        5,929,337
                        Votes Withheld:            2,127


         Kent B. Godfrey - Term expires in 1998
         --------------------------------------

                             Votes For:        5,929,337
                        Votes Withheld:            2,127


         Joel R. Mesznik - Term expires in 1999
         --------------------------------------

                              Votes For:        5,929,337
                         Votes Withheld:            2,127


         Kenneth L. Tepper - Term expires in 1999
         ----------------------------------------

                              Votes For:        5,929,337
                         Votes Withheld:            2,127


     Frederick O. Paulsell, Michael D. Simon and Frederic P. Stockton's terms of office as directors continued after the meeting.

6. The Shareholders voted to amend the Company's 1996 Stock Option Plan (the "Plan") to increase the total number of shares of the Company's Common Stock reserved for issuance under the Plan from 700,000 to 1,200,000, by the votes indicated below:

                             Votes For:        2,141,006
                         Votes Against:        1,534,558
                       Votes Abstained:              650
                      Broker Non-votes:        2,255,250

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market System since December 18, 1991 under the symbol TRMM. Information with respect to the high and low sales prices for the Common Stock is set forth on the inside back cover of the Company's 1998 Annual Report to Shareholders and is incorporated by reference herein.

     At August 21, 1998 there were 200 shareholders of record of the Company's Common Stock and 7,065,384 shares were outstanding. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

     The Company did not pay any dividends in fiscal 1997 or fiscal 1998. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends to Common Stock shareholders in the foreseeable future.

     On June 24, 1998, the Company issued and sold 1,777,778 shares of unregistered Series A Preferred Stock and Warrants to purchase 500,000 shares of Common Stock for net proceeds of approximately $19,853,000. The Company claims exemption from the registration of such shares under the Securities Act of 1933, as amended, in reliance on the exemption available under Section 4(2) thereof. Each share is convertible at any time at the option of the holder into .7499997 of a share of Common Stock. In addition, each share of Series A Preferred Stock is automatically converted into .7499997 shares of Common Stock if the price of Common Stock is at least $20.00 for a period of 90 consecutive days commencing after June 30, 1999. The conversion ratio and exercise prices are adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization. The Series A Preferred Stock bears a dividend rate of 7.5%, payable quarterly. The Company intends to use the proceeds to form an ATM Division (see discussion of ATM under "New Products and Services Under Development").


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended June 30, 1998 have been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

                             Selected Financial Data
                      (In thousands, except per share data)

                                                      1994           1995           1996            1997           1998
                                                 ----------------------------------------------------------------------
Year ended June 30:
     Sales                                       $  47,957     $   60,544      $  67,538      $   69,881     $   68,352
     Net income (loss)                               3,354          3,699          4,124           2,575           (582)
     Basic net income (loss) per share                0.53           0.58           0.64            0.39          (0.08)
     Diluted net income (loss) per share              0.49           0.53           0.57            0.35          (0.08)
As of June 30:
     Working capital                             $   8,523     $    9,543      $   8,860      $    9,568     $   21,937
     Total assets                                   43,504         55,736         54,251          50,160         75,266
     Long-term debt                                  9,500         14,238          8,128             400             --
     Stockholders' equity                           27,155         31,528         35,444          38,828         60,060

                             Selected Operating Data

                                                      1994           1995           1996            1997           1998
                                               ------------------------------------------------------------------------
TRM Copy Centers as of Year End                     25,563         28,995         31,719          34,796         33,349

                        Selected Quarterly Financial Data
                      (In thousands, except per share data)

                                          1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
                                        1997       1998       1997       1998       1997        1998      1997       1998
                                    -------------------------------------------------------------------------------------
Sales                               $ 16,577    $16,238    $17,347    $16,709    $18,023    $ 17,648   $17,934    $17,757
Gross profit                           6,436      6,316      6,797      6,358      7,407       6,798     7,300      7,359
Net income (loss)                      1,037      1,033      1,163        891      1,365      (3,173)     (990)       667
Basic net income (loss) per share       0.16       0.15       0.18       0.13       0.20       (0.45)    (0.14)      0.09
Diluted net income (loss) per share     0.14       0.14       0.16       0.12       0.19       (0.45)    (0.14)      0.09


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     TRM continues to expand in new and existing metropolitan service areas. The number of service areas the Company operates in has increased from 54 to 73 over the last three fiscal years and now includes 51 in the United States, 5 in Canada, 15 in the United Kingdom and 2 in France. The number of TRM Copy Centers has increased 15 percent over the same three year period, from 28,995 to 33,349. In addition to expanding, the Company is also focused on improving the profitability of the installed base of TRM Copy Centers.

     On June 24, 1998, the Company issued and sold to ReadyCash 1,777,778 shares of a new series of Preferred Stock of the Company, designated the "Series A Preferred Stock", and warrants (the "Warrants") to purchase 500,000 shares of the Company's Common Stock at an exercise price of $15.00 a share, for an aggregate purchase price of $20 million in cash. ReadyCash informed the Company that it obtained the funds used to purchase the Series A Preferred Stock and Warrants from its individual limited partners in the form of capital contributions.

     Each share of Series A Preferred Stock has one vote per share and votes together with the Common Stock on any and all matters submitted to the Company's shareholders for a vote, except to the extent Oregon law requires otherwise. In addition, each share of the Series A Preferred Stock is convertible at any time at the option of the holder into .7499997 fully paid and nonassessable shares of Common Stock and shall be automatically converted into shares of the Company's Common Stock on the same basis if the last bid price quoted in the Nasdaq System as of 4:00 p.m. for a share of the Company's Common Stock is at least $20.00 for a period of 90 consecutive calendar days commencing after June 30, 1999. The conversion ratio and the price at which the Series A Preferred Stock shall be automatically converted shall be appropriately adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page F-3 of this Form 10-K).

                                                       Percentage Change                 As a Percentage of Sales
                                                     1996-97       1997-98              1996       1997       1998
                                                   ----------------------------------------------------------------
Sales                                                    3.5%         (2.2)%           100.0%     100.0%     100.0%
Sales discounts                                         (0.4)         (3.0)             17.4       16.7       16.6
Cost of sales                                            1.1          (0.2)             44.3       43.3       44.2
Selling, general and administrative                      5.7           5.1              26.0       26.6       28.6
Non-cash stock compensation                               --            --                --         --        1.7
Special charges                                           --          84.1                --        5.8        9.3
                                                   ----------------------------------------------------------------
Operating income (loss)                                (36.4)       (104.2)             12.3        7.6       (0.4)
Interest expense, net                                  (58.6)        (82.8)              1.4        0.6         --
Other, net                                              55.2          (7.4)              0.7        1.0        1.0
                                                   ----------------------------------------------------------------
Income (loss) before income taxes                      (39.5)       (122.9)             10.2        6.0       (1.4)
Provision for income taxes                             (42.4)       (123.4)              4.1        2.3        0.5
                                                   ----------------------------------------------------------------
Net income (loss)                                      (37.6)%      (122.6)%             6.1%       3.7%      (0.9)%
                                                   ================================================================

     1998 Compared to 1997

     Sales decreased by $1.5 million (2.2%) to $68.4 million for 1998 from $69.9 million for 1997. The decrease represents a 7.4 percent decrease in the average net sales per unit, offset by a 5.8 percent overall increase in the number of billed units. Sales in North America have declined 5.6 percent over the last fiscal year, while sales in Europe have increased 5.5 percent during the same period. The decline in North America represents a maturing market in the small, independent retail customer base and increasing market demand for new black and white technology photocopiers. The Company intends to turn the performance in North America around by installing thousands of NextGen(TM) photocopiers in existing sites and attracting new multi-site retail customers (see discussion of NextGen(TM) under "New Products and Services Under Development" and multi-site retailers under "Locations").

     Sales for products not related to black and white photocopying have been insignificant, amounting to less than 5 percent of total sales.

     Sales discounts are the portion of revenue retained by retail customers. They generally vary at individual retail businesses depending on volume--the higher the volume, the greater the discount. The downward trend in sales discounts as a percentage of sales in 1998 and 1997 reflects changes made in business agreements with new customers over the periods.

     Cost of sales decreased $75,000 (0.2%) from 1997 to 1998. Offsetting factors resulted in relatively unchanged costs of sales compared to fiscal 1997. Costs of paper, toner and parts decreased by $751,000, but were offset by increased costs of $714,000 for copier machine depreciation and field and sales labor. The increased copier depreciation relates to the new Konica copier machines purchased and installed during the year.

     Selling, general and administrative expenses increased $956,000 (5.1%) from $18.6 million in 1997 to $19.5 million in 1998. Selling, general and administrative costs were 28.6 percent and 26.6 percent of sales for 1998 and 1997, respectively. Selling, general and administrative costs increased due to increased costs of medical, property and auto insurance, higher vehicle costs, increased legal and accounting fees, and increased office and administrative payroll costs.

     In conjunction with the sale of Series A Preferred Stock (see Note 8 to the Consolidated Financial Statements on page F-10), the Company amended certain Board members' stock option agreements to extend the exercise period for the options to ten years from June 24, 1998. Pursuant to APB No. 25, and due to the extension of the exercise period, the Company recognized $1.1 million as non-cash compensation expense in the year ended June 30, 1998.

     During 1998, the Company recorded a pre-tax special charge of $6.4 million ($3.9 million after tax) related to the write-down of certain under-performing assets of its Photocopy Division. The major components of the 1998 special charge included the disposal of under-performing machines ($4.3 million), the disposal of replacement parts and inventory relating to under-performing machines ($1.5 million) and other charges related to the disposal of equipment ($600,000).

     Interest expense decreased 82.8 percent to $68,000 in 1998 from $396,000 in 1997. The decrease was due to reduced bank borrowings on the Company's revolving line of credit during 1998.

     The Company's effective tax rate for 1998 was 39.1 percent, resulting in an income tax benefit of $373,000, compared to an effective rate of 38.2 percent and an income tax provision of $1.6 million in 1997. The increase in the effective tax rate from 1997 to 1998 is due to an increase in permanent differences in the Company's income for financial and tax reporting.

     1997 Compared to 1996

     Sales increased by $2.3 million (3.5%) to $69.9 million for 1997 from $67.5 million for 1996. The increase was due primarily to a 10.9 percent increase in the number of revenue-generating photocopiers offset by a 6.0 percent decrease in average net sales per unit. Sales growth during 1997 came from the Company's foreign operations. Foreign sales grew to $25.9 million in 1997 from $22.0 million in 1996.

     Sales discounts decreased $52,000 (0.4%) from $11.7 million in 1996 to $11.6 million in 1997. Sales discounts as a percentage of sales decreased from
17.4 percent in 1996 to 16.7 percent in 1997. The downward trend in sales discounts as a percentage of sales reflects changes made in business agreements with new customers over the periods.

     Cost of sales increased $335,000 (1.1%) from 1996 to 1997. This was below the percentage increase in sales, despite growth in field service payroll, headcount additions for opening new TRM Service Centers, and copier depreciation costs. This was achieved because of lower paper costs and lower paper and toner usage under the Company's higher-copy-price programs.

     Selling, general and administrative expenses increased $1.0 million (5.7%) from $17.6 million in 1996 to $18.6 million in 1997. Selling, general and administrative costs were 26.6 percent and 26.0 percent of sales for 1997 and 1996, respectively. The increase in selling, general and administrative during 1997 was primarily due to employee health care costs in the U.S. and higher expansion and start-up expenses in both the U.S. and Europe.

     During 1997, the Company recorded a non-cash, accounting charge of $4.1 million pretax ($2.5 million after tax). This charge included impairment write downs of equipment in three categories: color copiers, custom business card printing components and certain older generation black and white copiers. It was concluded during 1997 that the initial equipment purchased in 1993 and 1994 to support the Company's color and business card business was technologically dated and that the full asset carrying amounts were not recoverable.

     Interest expense decreased 58.6 percent to $396,000 in 1997 from $957,000 in 1996. The Company reduced bank borrowings significantly from mid-1996 through 1997, resulting in the lower interest expense.

     The Company's effective tax rate for 1997 was 38.2 percent, resulting in an income tax provision of $1.6 million, compared to an effective rate of 40.1 percent and an income tax provision of $2.8 million in 1996. The decrease in the effective tax rate from 1996 to 1997 is due to income in the United Kingdom flowing through a United Kingdom subsidiary, effective for fiscal year 1997, and being taxed at a lower rate than income in the United States.

     Impact of Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any such software programs may recognize a date using "00" as the year 1900 rather than the year 2000.

     The Company relies on computer systems and software to operate its business, including applications used in account maintenance, purchasing, inventory management, finance and various administrative functions. Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operations problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send customer invoices, or engage in similar normal business activities.

     Since December 1997, the Company has been actively engaged in becoming Year 2000 compliant. As of August 1998, sixty percent of the Company's hardware and software system applications are Year 2000 compliant. The target date for full compliance is June 30, 1999. The Company's efforts have been divided into three phases. First, a Year 2000 discovery team was assembled to inventory all hardware, operating systems and software applications and provide upgrade and/or contingency recommendations. Second, all upgrade/contingency recommendations were compiled into a project action plan. Of the twenty-two non-compliant systems/applications identified, three have been upgraded or replaced, thirteen more are due for implementation by December 31, 1998, and six more will be replaced by an enterprise-wide information technology solution due to come on line during the fourth quarter of fiscal 1999. Third and finally, the Company re-prioritized existing information technology ("IT") projects to allocate programming resources to the Company's Year 2000 Issue.

     Independent of the Year 2000 project, the Company has initiated significant systems upgrades to enhance performance and reliability of many of its computer-based information systems. These upgrades will, as an additional benefit, rectify certain identified Year 2000 issues. The total IT budget for all systems activities is $1.5 million for fiscal 1999. Expenditures directly related to Year 2000 issues are estimated to be approximately $350,000. Expenditures for other planned systems upgrades, totaling $1,150,000, will address certain Year 2000 issues as a corollary benefit to the Company, but have been initiated primarily to enhance system reliability and capability. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Company continues to manage total IT expenses by re-prioritizing or curtailing less critical investments, incorporating Year 2000 readiness into previously planned system enhancements and using existing staff to implement its Year 2000 modifications.

     The Company intends to initiate communications with all of its significant service providers, lenders, and large customers to determine the extent to which the Company's interface systems are vulnerable in the event any of those third parties fail to remedy their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

     Contingencies for systems scheduled for replacement include upgrades and service packs from manufacturers of third-party software as well as dedicated programming time from internal Information Systems staff to produce "Hot Fix" repairs to modify date integer fields and input masks to reflect long integer format. Currently, no other contingency plan has been developed.

     New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company has not quantified the effect, if any, of adoption of SFAS No. 130.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement established standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not evaluated the effect of adoption of SFAS No. 131, but does not believe it will significantly change the Company's consolidated financial reporting structure.

     In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal

Use" ("SOP 98-1.") SOP 98-1 is applicable to all nongovernmental entities and provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has not quantified the effect of adoption of SOP 98-1.

     Liquidity and Capital Resources

     During 1998 TRM generated $16.7 million in cashflows from operations and increased its net working capital from $9.6 million at June 30, 1997 to $21.9 million at June 30, 1998 (including cash and cash equivalents of $20.2 million). On June 24, 1998 the Company received $19.9 million, net of expenses, from the sale of Series A Preferred Stock described above. The Company also has a $30.0 million bank line of credit, with no borrowings outstanding at June 30, 1998. The Company was in compliance with all loan covenants at June 30, 1998. This credit facility expires on April 1, 2000.

     During 1998, the Company received extended payment terms on photocopier purchases. This resulted in a $5.4 million increase in accounts payable. This interest free financing may not be available in the future.

     During the twelve months ended June 30, 1998, the Company funded capital expenditures of $20.2 million primarily from cash generated from operations, bank borrowings and proceeds from equipment disposals and the sale of preferred stock. Capital expenditures increased by $15.6 million over the prior year due to increased purchases and installations of NextGen(TM) copiers ($14.3 million) and increased expenditures for other copiers ($4.5 million). Additional capital expenditures of $770,000, $400,000 and $185,000 were for vehicles, computer hardware and software, and other normal operating purposes, respectively.

     The Company currently anticipates capital expenditures of approximately $30 million during fiscal 1999. Approximately $15 million will be for acquiring photocopiers. The remainder will be for developing the ATM business and other general purposes including computer systems. The Company expects to finance these capital expenditures with cash generated from operations, bank borrowings and proceeds from the sale of Series A Preferred Stock. The Company expects that these sources will provide adequate cash to fund its expansion through at least June 30, 1999.

     Forward-Looking Statements

     Information in "Management's Discussion and Analysis," the letter to shareholders and elsewhere in this Annual Report and Form 10-K about the Company's goals, plans and expectations regarding: removing Savin photocopiers, establishing the ATM Division, effectively using a third-party network of service providers, purchasing and installing additional NextGen(TM) photocopiers, expansion in existing and new markets, the Year 2000 Issue, and capital expenditures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect the removal of Savin photocopiers include, but are not limited to, the availability of third-party brokers to purchase the photocopiers, the Company's ability to collect amounts due from third-party brokers, and the Company's ability to execute its removal and disposal plan. Factors that could adversely affect establishing the ATM Division include, but are not limited to, competition from existing ATM providers and new entrants into the ATM market, the Company's ability to attract and retain personnel necessary to execute its ATM business plan, the Company's ability to manage and achieve growth in a new line of business, changes in technology affecting ATM transactions, the Company's ability to expand its current relationships with retailers and broaden its distribution network, changes in consumer practices and preferences with respect to the location of, and use of, ATM's, and changes in the laws and regulations applicable to non-bank ATMs. Factors that could adversely affect the effectiveness of a third-party network of service providers include, but are not limited to, the availability of third-party service providers in the geographic areas needed, the Company's ability to negotiate contracts with the third-party service provider, and the service quality of the third-party service provider. Factors that could adversely affect the purchasing and installing additional NextGen(TM) photocopiers include, but are not limited to, changes in consumer practices and preferences with respect to the use of TRM's new photocopy machines, and the performance and profitability of NextGen(TM) photocopy machines, the Company's ability to purchase the additional photocopy machines, and the Company's ability to sell the variances in the NextGen(TM) program. Factors that could adversely affect expansion in existing and new markets include, but are not limited to, business conditions in the market areas the Company targets for expansion, competitive factors, customer demand for the Company's services and the Company's ability to execute its plans successfully. Factors that could adversely affect the Year 2000 Issue include, but are not limited to, unidentified issues in existing programs or underestimating the resources necessary to make any required modifications or conversions, the Company's ability to modify and/or convert the necessary systems and applications timely, and the continued availability of resources internally and externally to implement the Year 2000 modifications. Factors that could adversely affect capital expenditures include, but are not limited to, the items described above regarding establishing the new ATM Division and purchasing additional NextGen(TM) photocopiers, the continued availability of a credit facility, and the Company's ability to negotiate favorable purchase agreements with ATM manufacturers. Any forward-looking statements should be considered in light of these factors.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and supplementary data required by this item are included in this Report on Form 10-K commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     The information required by Part III is incorporated herein by reference from the indicated pages of the Company's definitive Proxy Statement dated October 9, 1998 for its 1998 annual meeting of shareholders.

                                                                         Proxy
                                                                       Statement
                                                                        Page No.
                                                                       ---------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                4-6

ITEM 11. EXECUTIVE COMPENSATION                                           8-13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                    1-3

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  7, 14

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K
                                                                      Page in
     (a)  1.  Financial Statements                                  this Report.
                                                                    ------------

              Reports of Independent Accountants                         F-1

              Consolidated Balance Sheets as of
              June 30, 1998 and 1997                                     F-3

              Consolidated Statements of Operations
              for each of the three years in the period
              ended June 30, 1998                                        F-4

              Consolidated Statements of Stockholders'
              Equity for each of the three years in the
              period ended June 30, 1998                                 F-5

              Consolidated Statements of Cash Flows
              for each of the three years in the period
              ended June 30, 1998                                        F-6

              Notes to Consolidated Financial Statements                 F-7


          2.  Financial Statement Schedules:

              III -- Valuation and Qualifying Accounts                   F-15

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3.  Exhibits:

Exhibit
Number
-------

   3.1    a)   Amendments to the Restated Articles of Incorporation
          b)   Restated Articles of Incorporation

   3.2    Restated Bylaws

   4.1    Investors' Rights Agreement (Incorporated herein by reference to
          Exhibit 4.1 of Form 8-K dated July 9, 1998)

   4.2 Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

   4.3    Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

  10.1 Form of Indemnity Agreements with Registrant's directors and executive officers (Incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)

  10.2 Loan Agreement with United States National Bank of Oregon, dated March 31, 1997 (Incorporated herein by reference to Exhibit 10.2 of Form 10-K for the fiscal year ended June 30, 1997)

  10.3    a)   Lease dated October 14, 1991 between Pacific Realty Associates,
               L.P. and Registrant (for Registrant's training facility in
               Portland, Oregon) (Incorporated herein by reference to Exhibit
               10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])
          b)   Lease amendment dated February 7, 1994, between Pacific Realty
               Associates, L.P. and Registrant (Incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30,
               1994)
          c)   Lease amendment dated August 10, 1994, between Pacific Realty
               Associates, L.P. and Registrant (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30,
               1995)
          d)   Lease dated August 10, 1994 between Pacific Realty Associates,
               L.P. and Registrant (for the Registrant's corporate headquarters in Portland, Oregon) (Incorporated herein by reference to Exhibit
               10.4 of Form 10-K for the fiscal year ended June 30, 1995)

  10.4 Restated 1986 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

  10.5    Restated 1996 Stock Option Plan

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

  10.8    Employment Agreements:
          a) Employment Agreement dated January 17, 1995 with Michael D. Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
          b) Employment Agreement dated April 25, 1996 with Michael D. Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1996)
          c) Employment Agreement dated August 18, 1997 with Frederic P. Stockton (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1997)
          d)   Employment Agreement dated September 18, 1997 with Paul M. Brown

  10.9 Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)

  10.10 Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)

  21.1    Subsidiaries of the Registrant

  23.1    Consent of KPMG Peat Marwick LLP, Independent Auditors (see Page S-1)

  24.1    Power of Attorney (see Signature page)

  27.1    Financial Data Schedule


     (b) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on September 28, 1998.

                                       TRM CORPORATION


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 28, 1998 on behalf of the Registrant and in the capacities indicated:

          Signature                                  Title
----------------------------------     ----------------------------------

/s/ FREDERIC P. STOCKTON
----------------------------------     President, Chief Executive Officer
Frederic P. Stockton                   and Director


/s/ EDWARD E. COHEN
----------------------------------     Chairman of the Board and Director
Edward E. Cohen


/s/ DANIEL G. COHEN
----------------------------------     Director
Daniel G. Cohen


/s/ JOSEPH G. DENTON
----------------------------------     Director
Joseph G. Denton


/s/ KENT B. GODFREY
----------------------------------     Director
Kent B. Godfrey


/s/ JOEL R. MESZNIK
----------------------------------     Director
Joel R. Mesznik


/s/ FREDERICK O. PAULSELL
----------------------------------     Director
Frederick O. Paulsell


/s/ MICHAEL D. SIMON
----------------------------------     Director
Michael D. Simon


/s/ KENNETH L. TEPPER
----------------------------------     Director
Kenneth L. Tepper

                                 EXHIBIT INDEX

Exhibit
Number
-------
   3.1    a)   Amendments to the Restated Articles of Incorporation
          b)   Restated Articles of Incorporation
   3.2    Restated Bylaws
   4.1    Investors' Rights Agreement (Incorporated herein by reference to
          Exhibit 4.1 of Form 8-K dated July 9, 1998)
   4.2 Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)
   4.3    Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)
  10.1 Form of Indemnity Agreements with Registrant's directors and executive officers (Incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)
  10.2 Loan Agreement with United States National Bank of Oregon, dated March 31, 1997 (Incorporated herein by reference to Exhibit 10.2 of Form 10-K for the fiscal year ended June 30, 1997)
  10.3    a)   Lease dated October 14, 1991 between Pacific Realty Associates,
               L.P. and Registrant (for Registrant's training facility in
               Portland, Oregon) (Incorporated herein by reference to Exhibit
               10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])
          b)   Lease amendment dated February 7, 1994, between Pacific Realty
               Associates, L.P. and Registrant (Incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30,
               1994)
          c)   Lease amendment dated August 10, 1994, between Pacific Realty
               Associates, L.P. and Registrant (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30,
               1995)
          d)   Lease dated August 10, 1994 between Pacific Realty Associates,
               L.P. and Registrant (for the Registrant's corporate headquarters in Portland, Oregon) (Incorporated herein by reference to Exhibit
               10.4 of Form 10-K for the fiscal year ended June 30, 1995)
  10.4 Restated 1986 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)
  10.5    Restated 1996 Stock Option Plan
  10.6    Employee Stock Purchase Plan (Incorporated herein by reference to
          Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])
  10.7    Form of Stock Option Agreements:
          a)   For option grants before fiscal 1994 (Incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No.
               33-43829])
          b)   For option grants during fiscal 1994 (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended
               June 30, 1994)
          c)   For option grants during fiscal 1995 (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended
               June 30, 1995)
  10.8    Employment Agreements:
          a)   Employment Agreement dated January 17, 1995 with Michael D. Simon
               (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
          b)   Employment Agreement dated April 25, 1996 with Michael D. Simon
               (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1996)
          c)   Employment Agreement dated August 18, 1997 with Frederic P.
               Stockton (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1997)
          d)   Employment Agreement dated September 18, 1997 with Paul M. Brown
  10.9 Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
  10.10 Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)
  21.1    Subsidiaries of the Registrant
  23.1    Consent of KPMG Peat Marwick LLP, Independent Auditors (see Page S-1)
  24.1    Power of Attorney (see Signature page)
  27.1    Financial Data Schedule

                          Independent Auditors' Report


To the Board of Directors and Stockholders of TRM Corporation (formerly TRM Copy Centers Corporation):

     We have audited the accompanying consolidated balance sheets of TRM Corporation (formerly TRM Copy Centers Corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRM Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

Portland, Oregon
August 17, 1998

                          Independent Auditors' Report


The Board of Directors
TRM Corporation (formerly TRM
   Copy Centers Corporation)

Under date of August 17, 1998, we reported on the consolidated balance sheets of TRM Corporation (formerly TRM Copy Centers Corporation) as of June 30, 1998 and 1997, and the related consolidated statements of operations, retained earnings, and cash flows for each of the years in the three-year period ended June 30, 1998, which are included in Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, as listed in Item 14(a)(2) for Form 10-K of TRM Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP

Portland, Oregon
August 17, 1998

                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                           June 30,
                                                                                      1997              1998
                                                                             -------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                      $  2,528         $  20,177
   Accounts receivable, net                                                          7,704             7,423
   Income tax receivable                                                                --               949
   Inventories (note 2)                                                              4,611             3,809
   Prepaid expenses and other                                                        1,399             1,240
                                                                             -------------------------------
     Total current assets                                                           16,242            33,598
Equipment and vehicles, less accumulated depreciation (notes 3 and 4)               33,872            41,624
Other assets                                                                            46                44
                                                                             -------------------------------
                                                                                  $ 50,160         $  75,266
                                                                             ===============================

Liabilities and Stockholders' Equity
Current liabilities:
   Checks in transit                                                              $  1,409         $     553
   Accounts payable                                                                  1,568             7,005
   Accrued expenses (note 5)                                                         3,697             4,103
                                                                             -------------------------------
     Total current liabilities                                                       6,674            11,661
Long-term debt (note 6)                                                                400                --
Deferred income taxes (note 7)                                                       4,258             3,545
                                                                             -------------------------------
     Total liabilities                                                              11,332            15,206
Commitments (note 11)                                                                   --                --
Stockholders' equity (notes 8 and 9):
   Preferred stock, no par value.
     Authorized 5,000 shares; 1,778 and 0
     shares issued and outstanding                                                      --            19,853
   Common stock, no par value.
     Authorized 50,000 and 10,000 shares;
     issued and outstanding 7,057 and 6,931 shares                                  16,601            18,617
   Retained earnings                                                                22,279            21,697
   Cumulative translation adjustment                                                   (52)             (107)
                                                                             -------------------------------
     Total stockholders' equity                                                     38,828            60,060
                                                                             -------------------------------
                                                                                  $ 50,160         $  75,266
                                                                             ===============================

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                         Fiscal year ended June 30,
                                                                     1996             1997              1998
                                                            ------------------------------------------------
Sales                                                           $  67,538        $  69,881         $  68,352
Less discounts                                                     11,728           11,676            11,331
                                                            ------------------------------------------------
Net sales                                                          55,810           58,205            57,021
Cost of sales                                                      29,930           30,265            30,190
                                                            ------------------------------------------------
Gross profit                                                       25,880           27,940            26,831
Selling, general and administrative expense                        17,569           18,569            19,525
Non-cash stock compensation (note 8)                                   --               --             1,146
Special charges (note 4)                                               --            4,088             6,380
                                                            ------------------------------------------------
Operating income (loss)                                             8,311            5,283              (220)
Interest expense                                                      957              396                68
Other expense, net                                                    464              720               667
                                                            ------------------------------------------------
Income (loss) before income taxes                                   6,890            4,167              (955)
Provision (benefit) for income taxes (note 7)                       2,766            1,592              (373)
                                                            -------------------------------------------------
Net income (loss)                                               $   4,124        $   2,575         $    (582)
                                                            =================================================

Basic net income (loss) per share:
   Shares outstanding                                               6,451            6,666             6,992
                                                            ================================================
   Net income (loss) per share                                  $    0.64        $    0.39         $   (0.08)
                                                            ================================================

Diluted net income (loss) per share:
   Shares outstanding                                               7,262            7,285             6,992
                                                            ================================================
   Net income (loss) per share                                  $    0.57        $    0.35         $   (0.08)
                                                            ================================================

See accompanying notes to consolidated financial statements.

                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)


                                                                                         Cumulative
                                       Preferred Stock             Common Stock            Retained    Translation
                                       Shares    Amount         Shares        Amount       Earnings     Adjustment       Total
                                       ---------------------------------------------------------------------------------------
Balances, June 30, 1995                    --        --          6,432      $ 15,940       $ 15,580         $    8     $31,528
Exercise of stock options                  --        --             36           137             --             --         137
Tax benefit of stock options               --        --             --            26             --             --          26
Issuance of stock to employees             --        --             16           111             --             --         111
Foreign currency translation adjustment    --        --             --            --             --           (482)       (482)
Net income                                 --        --             --            --          4,124             --       4,124
                                       ---------------------------------------------------------------------------------------
Balances, June 30, 1996                    --        --          6,484        16,214         19,704           (474)     35,444
Exercise of stock options                  --        --            468           517             --             --         517
Tax benefit of stock options               --        --             --            96             --             --          96
Issuance of stock to employees             --        --              6            53             --             --          53
Purchase of outstanding shares             --        --            (27)         (279)            --             --        (279)
Foreign currency translation adjustment    --        --             --            --             --            422         422
Net income                                 --        --             --            --          2,575             --       2,575
                                       ---------------------------------------------------------------------------------------
Balances, June 30, 1997                    --        --          6,931      $ 16,601       $ 22,279         $  (52)    $38,828
Exercise of stock options                  --        --            114           571             --             --         571
Tax benefit of stock options               --        --             --           201             --             --         201
Issuance of stock to employees             --        --             12            98             --             --          98
Issuance of preferred stock             1,778   $19,853             --            --             --             --      19,853
Non-cash stock compensation                --        --             --         1,146             --             --       1,146
Foreign currency translation adjustment    --        --             --            --             --            (55)        (55)
Net loss                                   --        --             --            --           (582)            --        (582)
                                       ---------------------------------------------------------------------------------------
Balances, June 30, 1998                 1,778   $19,853          7,057      $ 18,617       $ 21,697         $ (107)    $60,060


See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Fiscal year ended June 30,
                                                                     1996             1997              1998
                                                                --------------------------------------------
Operating activities:
Net Income (Loss)                                                   4,124            2,575              (582)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                5,101            5,591             5,953
       Loss on disposal of equipment and vehicles                      40              234               175
       Non-cash stock compensation                                     --               --             1,146
       Special charges                                                 --            4,088             6,380
       Changes in items affecting operations:
         Accounts receivable                                         (529)            (440)              281
         Inventories                                                1,292              566              (692)
         Income Taxes Receivable                                       --               --              (949)
         Prepaid expenses and other                                   146             (189)                5
         Accounts payable                                             306             (231)            5,437
         Accrued expenses                                              70              324               229
         Deferred income taxes                                        817             (311)             (713)
                                                                ---------------------------------------------
           Total operating activities                              11,367           12,207            16,670
                                                                ---------------------------------------------
Investing activities:
   Proceeds from sale of equipment                                    146              456             1,780
   Capital expenditures                                            (5,494)          (4,562)          (20,155)
   Other                                                               44              (33)                2
                                                                --------------------------------------------
           Total investing activities                              (5,304)          (4,139)          (18,373)
                                                                ---------------------------------------------
Financing activities:
   Change in checks in transit                                       (484)             471              (856)
   Principal payments on borrowings                                (9,636)          (7,728)           (3,527)
   Proceeds from borrowings                                         3,526               --             3,127
   Net proceeds from issuance of preferred stock                       --               --            19,853
   Net proceeds from issuance of common stock                         274              387               870
                                                                --------------------------------------------
           Total financing activities                              (6,320)          (6,870)           19,467
                                                                --------------------------------------------
Effect of exchange rate changes                                       375              457              (115)
                                                                ---------------------------------------------
Net increase in cash and cash equivalents                             118            1,655            17,649
Beginning cash and cash equivalents                                   755              873             2,528
                                                                --------------------------------------------
Ending cash and cash equivalents                                $     873         $  2,528         $  20,177
                                                                ============================================

See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements


1.   Description of Business and Summary of Significant Accounting Policies:

     Description of Business

     TRM Corporation (formerly TRM Copy Centers Corporation), headquartered in Portland, Oregon, as its primary business, owns, supplies and maintains over 33,000 self-service photocopiers in large-format, multi-site retailer locations, pharmacies, stationery stores, hardware stores, convenience stores and other retail establishments in the United States, Canada, the United Kingdom, France. Each retail establishment collects payment from its customers, shares in the revenue of the photocopier and benefits from any increase in customer traffic within the store.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the parent and its subsidiary companies (the Company). All significant intercompany accounts and profits have been eliminated. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are taken directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in income and have been immaterial to date.

     Fair Value of Financial Instruments

     Financial instruments, including cash and cash equivalents, accounts receivable, checks in transit and accounts payable, approximate fair market value because of the short maturity for these instruments. Fair value approximates carrying value of the Company's borrowings under its long-term debt arrangements based upon interest rates available for the same or similar loans.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

     Revenue Recognition and Accounts Receivable

     A portion of each copy sale is retained by the retail business, generally depending on copy volume. The Company invoices each retailer via monthly billings based on usage at the program price per copy less the applicable discount (the amount retained by the retailer). Total sales activity and discount amounts are recorded separately in the accounting records and in the consolidated statements of operations to arrive at net sales.

     Accounts receivable are shown net of allowance for doubtful accounts of $148,000 and $156,000 at June 30, 1997 and 1998, respectively.

     Inventories

     Inventories are stated at the lower of FIFO cost or market.

     Equipment and Vehicles

     Equipment and vehicles are recorded at cost plus amounts required to place equipment in service. Depreciation begins when the asset is placed in service and is generally recorded using the straight-line method over the estimated remaining useful lives of the related assets as follows:

              Photocopiers and other centers           5-10 years
              Furniture and fixtures                    5-7 years
              Computer equipment                          5 years
              Vehicles                                    5 years

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws to the taxable years in which such differences are expected to reverse.

     Stock-Based Compensation

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for stock-based compensation plans. In fiscal 1998, the Company recorded $1.1 million of non-cash compensation expense related to the revision of stock options of certain retiring members of the Company's Board of Directors. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has provided the required footnote disclosures (see note 8).

     Statements of Cash Flows Supplemental Information

     Income taxes paid were approximately $2,465,000, $1,635,000 and $1,171,000 for the fiscal years 1996, 1997 and 1998, respectively. Interest paid does not materially differ from interest expense.

     Net Income Per Share

     Net income per share is computed based on the weighted average number of shares of common stock and dilutive potential common shares outstanding during the periods. Dilutive potential common shares consist of options to purchase stock (using the treasury stock method).

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Risks and Uncertainties

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operations problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send customer invoices, or engage in similar normal business activities.

     Effect of Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by APB No. 15, "Earnings Per Share." This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The adoption of SFAS No. 128 in fiscal 1998 did not have a significant impact on the Company's reported diluted EPS.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company has not quantified the effect of adoption of SFAS No. 130.


2.   Inventories (in thousands):

                                                              June 30,
                                                         1997             1998
                                                    --------------------------

Paper                                               $   1,231        $   1,019
Toner and developer                                       692              629
Parts                                                   2,688            2,161
                                                    --------------------------
                                                    $   4,611        $   3,809
                                                    ==========================


3.   Equipment and Vehicles (in thousands):

                                                             June 30,
                                                        1997              1998
                                                    --------------------------

Photocopiers                                        $ 45,232         $  50,741
Furniture and fixtures                                 1,899             1,436
Computer equipment                                     1,381             1,834
Vehicles                                               5,109             4,680
                                                    --------------------------
                                                      53,621            58,691
Accumulated depreciation                              19,749            17,067
                                                    --------------------------
                                                    $ 33,872         $  41,624
                                                    ==========================


4.   Special Charges:

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during fiscal 1997. This new accounting standard requires long-lived assets to be reviewed for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value.

     During 1997, the Company recognized a non-cash impairment charge of $4,088,000 pretax ($2,526,000 and $0.35 per share after tax). This charge included impairment write downs of equipment in three categories: color copiers, custom business card printing components and certain older generation black and white copiers. It was concluded during 1997 that the equipment purchased in 1993 and 1994 to support the Company's color and business card businesses was technologically dated and that the full asset carrying amounts were not recoverable. In addition, the Company entered an agreement with a major copier manufacturer to purchase a new generation black and white copier ("NextGen(TM)") to expand its core black and white photocopy business.

     During 1998 new management joined the Company and evaluated the performance of assets in the Photocopy Division. With the growth of the NextGen(TM) photocopy program, the Company has decided to retire over half of its older Savin photocopiers at low-volume locations, resulting in the recording of special charges as noted hereafter:

     Disposal of under-performing machines                        $4,324
     Disposal of replacement parts and inventory
       relating to under-performing machines                       1,494
     Other                                                           562
                                                                  ------
     Total special charges                                        $6,380
                                                                  ======


5.   Accrued Expenses (in thousands):

                                                              June 30,
                                                        1997              1998
                                                    --------------------------

     Accrued payroll expenses                       $  2,550          $  2,918
     Customer security deposits                          250               218
     Accrued taxes other than income                     475               330
     Other accrued expenses                              422               637
                                                    --------------------------
                                                    $  3,697          $  4,103
                                                    ==========================


6.   Bank Borrowings (in thousands):

                                                              June 30,
                                                        1997              1998
                                                    --------------------------

     Bank revolving loan, unsecured,
       maximum limit of $30.0 million               $    400           $    --


     The revolving loan agreement calls for monthly payments of interest only until expiration on April 1, 2000, or as renegotiated. At that time, no additional borrowings will be available, and the outstanding loan balance will be due and payable. The arrangement allows the Company to choose from interest rate alternatives based on the bank's reference rate or on LIBOR. It also calls for a loan fee which was paid at the date of the loan. The interest rate applicable to bank borrowings as of June 30, 1997 was 8.5%. The loan agreement contains certain restrictive covenants as to working capital, total liabilities and stockholders' equity. The Company is in compliance with the covenants.


7.   Income Taxes:

     Income (loss) before income taxes is as follows (in thousands):

                                        1996             1997             1998
                                   -------------------------------------------
     United States                 $   6,730         $  1,223        $  (3,900)
     Foreign                             160            2,944            2,945
                                   -------------------------------------------
                                   $   6,890         $  4,167        $    (955)
                                   ===========================================

     The components of income tax expense (benefit) are as follows (in thousands):

                                        1996              1997            1998
                                   -------------------------------------------
     Current:
       Federal                     $   1,459         $   1,074       $    (537)
       State                             424               459              --
       Foreign                            66               370             877

     Deferred:
       Federal                           564            (1,097)           (598)
       State                             164              (320)           (384)
       Foreign                            89             1,106             269
                                   -------------------------------------------
                                   $   2,766         $   1,592       $    (373)
                                   ===========================================


     Deferred income taxes arise primarily from different depreciation calculations used for financial statement and income tax purposes.

     The effective tax rate differs from the federal statutory tax rate as follows:

                                         1996             1997             1998
                                    -------------------------------------------

Statutory federal rate                   34.0%            34.0%            34.0%
State taxes, net of
  federal benefit                         5.9              7.6              5.0
Benefit of foreign tax rates               --             (4.1)            (5.1)
Other                                     0.2              0.7              5.2
                                   --------------------------------------------
                                         40.1%            38.2%            39.1%
                                   ============================================


8.   Stockholders' Equity:

     Preferred Stock

     On June 24, 1998 the Company issued and sold 1,777,778 Series A Preferred Shares and Warrants to purchase 500,000 shares of Common Stock for net proceeds of approximately $19.9 million. Each share of Preferred Stock has one vote, and votes together with the Common Stock as a single class on all matters. Each share is convertible at any time at the option of the holder into .7499997 of a share of Common Stock. In addition, each share of Preferred Stock is automatically converted into .7499997 shares of Common Stock if the price of Common Stock is at least $20.00 for a period of 90 consecutive days commencing after June 30, 1999. The conversion ratio and exercise prices are adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in March, June, September and December of each year, commencing June 1998, at the rate of 7-1/2% per annum. In the event of any liquidation, dissolution or winding up of the affairs of the Company, each holder of Series A Preferred Stock shall be paid the aggregate Liquidation Value, $11.25 per share, plus all accumulated and unpaid dividends to the date of liquidation, dissolution or winding up of affairs before any payment to holders of Junior Securities.

     In conjunction with closing the preferred share transaction, the Company amended certain retiring Board members' stock option agreements to extend the exercise period for the options to ten years from June 24, 1998. Pursuant to APB No. 25, and due to the extension of the exercise period, $1.1 million was recognized as non-cash compensation expense in the year ended June 30, 1998.

     Common Stock

     On June 24, 1998 the Company announced shareholder approval of an amendment to the Company's Restated Articles of Incorporation increasing the number of authorized shares of common stock from 10,000,000 shares to 50,000,000 shares.

     Common Stock Warrants

     On June 24, 1998 the Company granted Warrants to purchase 500,000 shares of Common Stock at $15.00 a share. The Warrants are exercisable in whole or in increments of at least 75,000 shares and expire as to 200,000 shares three years after the date of grant and as to 300,000 shares seven years after the date of grant. The Warrants may be exercised by the payment of cash, by payment in shares of Common Stock, or on a cashless basis whereby the Company will issue the number of shares of Common Stock equal in value to the difference between the fair market value of the Warrant shares and the exercise price.

     Common Stock Options

     The Company reserved 1,300,000 shares of common stock for issuance under an incentive and nonqualified stock option plan established in 1986 (the "1986 Plan"). In October 1996, the 1996 Stock Option Plan (the "1996 Plan") was approved by shareholders of the Company, which provided for the granting of a maximum of 700,000 options to purchase common shares to key employees of the Company. In June 1998, shareholders of the Company approved increasing the maxinum options in the 1996 Plan from 700,000 to 1,200,000, bringing the total shares of common stock for issuance under stock option plans to 2,500,000. Under both plans ("the Plans"), incentive stock options are granted at no less than 100% of the fair market value per share of the common stock. Nonqualified stock options under the 1986 Plan were granted at prices determined by the Board of Directors, while grants under the 1996 Plan are granted at no less than 100% of fair market value. The options are exercisable over a period of ten years from the date of grant. Generally, the options vest over five years.

     A summary of stock option activity follows:

                                                    Shares                                          Weighted Average
                                                 Under Option                 Price Range            Exercise Price
                                                -------------------------------------- -----------------------------
Balance, June 30, 1996                              1,383,050            $   .25  -  $ 10.625            $  4.12
   Options granted                                    146,500            $  9.875 -  $ 10.375            $ 10.28
   Options exercised                                 (468,200)           $   .25  -  $  6.75             $  1.11
   Options canceled                                   (12,800)           $  6.25  -  $ 10.625            $  7.01
                                                ----------------------------------------------------------------
Balance, June 30, 1997                              1,048,550            $  2.00  -  $ 10.625            $  6.29
   Options granted                                    437,500            $  9.00  -  $ 14.50             $  9.99
   Options exercised                                 (113,850)           $  4.00  -  $ 10.375            $  5.01
   Options canceled                                   (32,700)           $  6.25  -  $ 10.625            $  8.39
                                                ----------------------------------------------------------------
Balance, June 30, 1998 (990,075 exercisable,
   361,500 available for grant under the Plans)     1,339,500            $  2.00  -  $ 14.50             $  7.56
                                                ================================================================

     A summary of stock options outstanding follows:

                                             Options Outstanding                               Options Exercisable
                            -------------------------------------------------------      ------------------------------
                                                       Weighted          Weighted                              Weighted
                                 Number                 Average           Average             Number            Average
      Range of                 Outstanding             Remaining         Exercise           Exercisable        Exercise
   Exercise Price           at June 30, 1998       Contractual Life        Price         at June 30, 1998         Price
-----------------------------------------------------------------------------------------------------------------------
$  2.00  to  $  7.50              599,500                 6.4            $   4.45            505,100            $  4.21
$  9.00  to  $  9.875             470,500                 9.3            $   9.69            336,100            $  9.71
$ 10.00  to  $ 14.50              269,500                 8.3            $  10.75            148,875            $ 10.37
-----------------------------------------------------------------------------------------------------------------------
$  2.00  to  $ 14.50            1,339,500                 7.8            $   7.56            990,075            $  7.00
=======================================================================================================================

     The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans, except for $1,146,000 in fiscal 1998 for the extension of the exercise period for certain directors. Had compensation cost for the Company's stock option and stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by approximately $757,000 or $0.11 per share for the year ended June 30, 1998, and approximately $180,000 or $0.02 per share for the year ended June 30, 1997. The weighted-average grant-date fair value of options granted during fiscal 1998 was $2.75 per share using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 36.80%, risk-free interest rate of 5.52% and an expected life of four years. The weighted-average grant-date fair value of options granted during fiscal 1997 was $4.13 per share using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 39.60%, risk-free interest rate of 6.40% and an expected life of four years.

     The effects of applying SFAS No. 123 for providing pro-forma disclosure for 1998 and 1997 are not likely to be representative of the effects on reported net earnings and earnings per share for future years since options vest over several years and additional awards may be made.


9.   Benefit Plans:

     Profit Sharing Retirement Plan

     On January 1, 1990, the Company established a profit sharing retirement plan for eligible U.S. employees. The Plan has profit sharing and 401(k) components. The Company's contribution under the profit sharing portion of the Plan is discretionary. Under the 401(k) part of the Plan, each employee may contribute, on a pretax basis, up to 20% of the employee's gross earnings, subject to certain limitations. The Company also has supplemental retirement plans in Canada and the United Kingdom. The Company accrued profit sharing contributions of $240,000 for fiscal 1996, $260,000 for fiscal 1997 and $270,000 for fiscal 1998.

     Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan permits each eligible employee to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. Amounts accumulated through payroll deductions during the offering period are used to purchase shares on the last day of the offering period. Of the 100,000 shares authorized to be issued under the Plan, 65,927 shares have been purchased, and 34,073 shares remain available for purchase as of June 30, 1998.

10.  Related Party Transactions:

     Two members of the Company's Board of Directors served as consultants to the Company on various aspects of the Company's business and strategic issues in fiscal 1997 and 1998 and were paid $60,000 and $66,000, respectively.


11.  Commitments:

     The Company leases vehicles and office and warehouse space in several locations under operating leases. Minimum lease payments are as follows:
$2,195,000, $1,968,000, $1,729,000, $1,319,000 and $1,018,000 for fiscal years
1999, 2000, 2001, 2002 and 2003, respectively, and $3,647,000 thereafter. Rental expense for fiscal years 1996, 1997 and 1998 was $1,921,000, $2,358,000 and
$2,818,000, respectively.

     In fiscal 1998, the Company entered an agreement with Konica Business Machines ("Konica") to purchase 7,500 new, state-of-the-art black and white NextGen(TM) photocopiers over a three year span. At June 30, 1998, the Company had purchased over 7,000 units under this agreement.


12.  Operations by Geographic Areas:

     The Company operates in one industry segment as a service company maintaining and supporting its programs, which have been developed and placed with retail establishments. Information about the Company's domestic and foreign operations are presented hereafter (in thousands).

                                     Sales                     Operating Income (Loss)                         Assets
                    -----------------------------------   ---------------------------------    -----------------------------------
                          1996        1997         1998        1996        1997        1998         1996        1997          1998
----------------------------------------------------------------------------------------------------------------------------------
United States       $   45,559  $   43,949   $   41,563   $   5,717   $   1,416   $  (5,281)   $  31,527   $   26,451   $   51,544
Foreign:
Europe                  17,575      21,389       22,566       2,310       3,383       4,873       19,786       20,869       20,332
Other                    4,404       4,543        4,223         284         484         188        2,938        2,840        3,390
----------------------------------------------------------------------------------------------------------------------------------
                    $   67,538  $   69,881   $   68,352   $   8,311   $   5,283   $    (220)   $  54,251   $   50,160   $   75,266
==================================================================================================================================

    TRM Corporation (formerly TRM Copy Centers Corporation) and Subsidiaries

                Schedule III - Valuation and Qualifying Accounts

                    Years ended June 30, 1996, 1997 and 1998
                                 (In thousands)


                                           Balance at       Charged to        Charged to                        Balance at
                                          Beginning of       Costs and           Other       Deductions -         End of
                                             Period          Expenses          Accounts       Write Offs           Peiod
                                         --------------------------------------------------------------------------------
Year ended June 30, 1996
     Allowance for doubtful accounts        $   266           $   700           $  ---          $  (679)           $  287
                                         ================================================================================


Year ended June 30, 1997
     Allowance for doubtful accounts        $   287           $   835           $  ---          $  (974)           $  148
                                         ================================================================================


Year ended June 30, 1998
     Allowance for doubtful accounts        $   148           $   771           $  ---          $  (763)           $  156
                                         ================================================================================
     Reserve for deposit                    $   100           $   200           $  ---          $ ---              $  300
                                         ================================================================================

                          Independent Auditors' Consent


The Board of Directors
TRM Corporation (formerly TRM
       Copy Centers Corporation):


We consent to the incorporation by reference on Form S-8 (Nos. 33-55370 and 33-74354) of TRM Corporation of our reports dated August 17, 1998, relating to the consolidated balance sheets of TRM Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, cash flows, and related schedule for each of the years in the three-year period ended June 30, 1998, which reports appear in the June 30, 1998 Form 10-K of TRM Corporation.


KPMG PEAT MARWICK LLP

Portland, Oregon
September 18, 1998