Form 10-Q
period 1998-09-30
TRM CORP
filed 1998-11-16
CIK 749254

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-19657
                                                -------

                                 TRM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Oregon                                  93-0809419
   -------------------------------           -------------------------------
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

YES  [X]    NO    [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS                           OUTSTANDING AT SEPTEMBER 30, 1998
         -----                           ---------------------------------
      Common Stock                                    7,065,784

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TRM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                      (Audited)          (Unaudited)
                                                                                        June 30,        September 30,
                                                                                           1998                 1998
                                                                                ---------------      ---------------
                                     ASSETS

Current assets:
        Cash and cash equivalents                                               $        20,177      $        17,287
        Accounts receivable, net                                                          7,423                7,481
        Income tax receivable                                                               949                  335
        Inventories                                                                       3,809                3,488
        Prepaid expenses and other                                                        1,240                1,677
                                                                                ---------------      ---------------
                 Total current assets                                                    33,598               30,268
Equipment and vehicles, less accumulated depreciation                                    41,624               42,761
Other assets                                                                                 44                  138
                                                                                ---------------      ---------------

                                                                                $        75,266      $        73,167
                                                                                ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Checks in transit                                                       $           553      $           889
        Accounts payable                                                                  7,005                4,150
        Accrued expenses                                                                  4,103                3,734
                                                                                ---------------      ---------------
                  Total current liabilities                                              11,661                8,773
Deferred income taxes                                                                     3,545                3,697
                                                                                ---------------      ---------------
                  Total liabilities                                                      15,206               12,470
                                                                                ---------------      ---------------
Stockholders' equity:
        Preferred stock, no par value.  Authorized
                  5,000 shares; 1,778 shares issued
                  and outstanding                                                        19,853               19,803
        Common stock, no par value.  Authorized
                  50,000 shares; issued and
                  outstanding 7,057 and 7,066 shares                                     18,617               18,681
        Retained earnings                                                                21,697               21,777
        Accumulated other comprehensive income                                             (107)                 436
                                                                                ---------------      ---------------
                  Total stockholders' equity                                             60,060               60,697
                                                                                ---------------      ---------------

                                                                                $        75,266      $        73,167
                                                                                ===============      ===============

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                Three Months Ended
                                                                  September 30,
                                                          -----------------------------
                                                                1997               1998
                                                          ----------         ----------
Sales                                                     $   16,238         $   15,848
Less discounts                                                 2,570              2,679
                                                          ----------         ----------
      Net sales                                               13,668             13,169
Cost of sales                                                  6,829              6,956
                                                          ----------         ----------
      Gross profit                                             6,839              6,213
Selling, general and administrative
  expense                                                      5,066              5,602
                                                          ----------         ----------
      Operating income                                         1,773                611
Other (income) expense:
   Interest                                                       12               (208)
   Other, net                                                     53                 54
                                                          ----------         ----------
      Income before income taxes                               1,708                765
Provision for income taxes                                       675                281
                                                          ----------         ----------
                                                          $    1,033         $      484
Preferred stock dividends                                         --               (404)
                                                          ----------         ----------
      Income available to common stockholders             $    1,033         $       80
                                                          ----------         ----------

Basic net income per share
   Shares outstanding                                          6,953              7,065
                                                          ----------         ----------
   Net income per share                                   $     0.15         $     0.01
                                                          ==========         ==========

Diluted net income per share
   Shares outstanding                                          7,355              7,592
                                                          ==========         ==========
   Net income per share - Assuming Dilution               $     0.14         $     0.01
                                                          ==========         ==========

                                 TRM CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)


                                                                                          Accumulated
                                                                                                Other
                                       Preferred Stock               Common Stock            Retained   Comprehensive
                                     Shares        Amount        Shares        Amount        Earnings          Income         Total
                                  ---------     ---------     ---------     ---------     -----------   -------------     ---------
Balance at June 30, 1998              1,778     $  19,853         7,057     $  18,617     $    21,697       $    (107)    $  60,060
Exercise of stock options                --            --             3            20              --              --            20
Issuance of stock to employees           --             6            44            --              --              44
Cost of issuing preferred stock                       (50)                         --              --              --           (50)
Preferred stock dividends                --            --            --            --            (404)             --          (404)
Foreign currency
     translation adjustment              --            --            --            --              --             543           543
Net income                               --            --            --            --             484              --           484
                                  ---------     ---------     ---------     ---------     -----------   -------------     ---------
Balance at September 30, 1998         1,778     $  19,803         7,066     $  18,681     $    21,777       $     436     $  60,697
                                  =========     =========     =========     =========     ===========   =============     =========

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                -----------------------------
                                                                                       1997              1998
                                                                                -----------       -----------
Operating activities:
   Net income                                                                   $     1,033       $       484
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
        Depreciation and amortization                                                 1,369             1,789
        Loss on disposal of equipment
          and vehicles                                                                    3                21
        Changes in items affecting operations:
            Accounts receivable                                                         239               (58)
            Inventories                                                                (357)              321
            Income tax receivable                                                        --               614
            Prepaid expenses and other                                                 (489)             (437)
            Accounts payable                                                            790            (2,855)
            Accrued expenses                                                            (80)             (369)
            Deferred income tax                                                         234               152
                                                                                -----------       -----------
                Total operating activities                                            2,742              (338)
                                                                                -----------       -----------
Investing activities:
   Proceeds from sale of equipment                                                      130               444
   Capital expenditures                                                              (1,392)           (2,848)
   Other                                                                                  2               (94)
                                                                                -----------       -----------
                Total investing activities                                           (1,260)           (2,498)
                                                                                -----------       -----------
Financing activities:
   Change in checks in transit, net                                                    (683)              336
   Principal payments on long-term debt                                                  84            (3,672)
   Proceeds from long-term debt                                                          --             3,672
   Cost of issuing preferred stock                                                       --               (50)
   Net proceeds from issuance of common stock                                           259                64
   Dividends on preferred stock                                                          --              (404)
                                                                                -----------       -----------
                Total financing activities                                             (340)              (54)
                                                                                -----------       -----------
Effect of exchange rate changes                                                        (671)               --
                                                                                -----------       -----------
Net increase (decrease) in cash and
  cash equivalents                                                                      471            (2,890)
Cash and cash equivalents at beginning
  of period                                                                           2,528            20,177
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $     2,999       $    17,287
                                                                                ===========       ===========

                                 TRM CORPORATION

                   Notes to Consolidated Financial Statements


1.   Interim Financial Data:

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These condensed interim financial data should be read in conjunction with the Company's latest annual report to shareholders. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.   Net Income Per Share:

     Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted net income per share including the effect of potentially dilutive common shares. For the three months ended September 30, 1997 and 1998, the weighted average number of common shares for basic net income per share computations was 6,953,000 and 7,065,000, respectively. For diluted net income per share, 402,000 and 491,000 shares were added to weighted average shares outstanding for the three months ended September 30, 1997 and 1998, respectively. The shares represent potential dilution for stock options outstanding and the conversion of preferred stock, calculated using the treasury stock method. In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common stockholders. For diluted net income per share, the calculation does not assume the conversion of preferred stock because the effect would be antidilutive.

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                               ----------------------------
                                                                                      1997             1998
                                                                               -----------      -----------
     Basic Net Income Per Share

     Net income                                                                $     1,033      $       484
     Net income effect of dividends on preferred stock                                   0             (404)
                                                                               -----------      -----------
     Net income available to common stockholders                               $     1,033      $        80
                                                                               ===========      ===========

     Weighted average number of common shares outstanding
       during the period                                                             6,953            7,065
                                                                               ===========      ===========

     Basic net income per share                                                $      0.15      $      0.01
                                                                               ===========      ===========

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                               ----------------------------
                                                                                      1997             1998
                                                                               -----------      -----------
     Diluted Net Income Per Share

     Net income                                                                $     1,033      $       484
     Net income effect of dividends on preferred stock                                   0             (404)
                                                                               -----------      -----------
     Net income available to common stockholders                               $     1,033      $        80
                                                                               ===========      ===========

     Weighted average number of common shares outstanding
       during the period                                                             6,953            7,065
     Incremental shares under stock compensation plans                                 402              491
     Incremental shares related to convertible preferred stock                           0                0
                                                                               -----------      -----------

     Number of shares on which diluted net income per share
       is calculated                                                                 7,355            7,592
                                                                               ===========      ===========

        Diluted net income per share                                           $      0.14      $      0.01
                                                                               ===========      ===========



3.   Inventories (in thousands):

                                                                                   June 30,    September 30,
                                                                                      1998             1998
                                                                               -----------      -----------
       Paper                                                                   $     1,019      $       769
       Toner and developer                                                             629              601
       Parts                                                                         2,161            2,118
                                                                               -----------      -----------

                                                                               $     3,809      $     3,488
                                                                               ===========      ===========


4.   Comprehensive Income:

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which was required to be adopted by TRM Corporation as of July 1, 1998. This change has been reflected in the Consolidated Statement of Stockholders' Equity. The adoption of this pronouncement does not result in a cumulative effect of change in accounting principle.

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                               ----------------------------
                                                                                      1997             1998
                                                                               -----------      -----------
     Net income                                                                $     1,033      $       484
     Foreign currency translation adjustment                                          (555)             543
                                                                               -----------      -----------
     Comprehensive income                                                      $       478      $     1,027
                                                                               ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General
-------
     The Company has continued its strategy of installing new NextGen(TM) photocopiers and of removing and disposing of under-performing photocopiers. As expected, the number of TRM Copy Centers decreased from 34,796 to 33,349 from June 30, 1997 to June 30, 1998. During the first three months of fiscal 1999 the Company installed 1,381 NextGen(TM) photocopiers and removed 2,348 older technology machines. These changes, coupled with normal customer business, resulted in a net decrease of 1,236 TRM Copy Centers. As of September 30, 1998, the Company had 32,113 TRM Centers.

Results of Operations
---------------------
     Sales decreased by $400,000 (2.4%) to $15.8 million for first quarter of fiscal 1999 from $16.2 million for the same quarter of fiscal 1998. The decrease represents an 8.6% decrease in the number of billed units, offset by a 5.5% increase in average net sales per unit. The Company intends to continue to implement its strategy of installing thousands of NextGen(TM) photocopiers in existing sites and attracting multi-site retail customers.
     Sales discounts are the portion of revenue retained by retail customers, which generally vary for individual retail customers depending on volume. Sales discounts increased 4.2% as a percentage of sales, from 15.8% to 16.9% in the comparable quarters. This reflects changes made in business agreements with new customers. Multi-site retail customer agreements often involve larger discounts in return for large numbers of customer sites, high copy volume and long-term contractual commitments.
     Cost of sales increased 1.9% compared to the prior quarter. Costs of field labor decreased by $300,000, but was offset by increased costs of $440,000 for photocopier machine depreciation. The increased photocopier depreciation is due to the purchase and installation of the new Konica photocopier machines.
     Selling, general and administrative costs increased by $536,000 (10.6%) from $5.1 million in the prior year to $5.6 million in the current quarter. Selling, general and administrative costs were 31.2% and 35.4% of sales for first quarter fiscal 1998 and 1999, respectively. The increase reflects costs related to developing the Company's new ATM Division, pre-selection software consulting and related costs in connection with the Company's Year 2000 systems enhancements, increased selling costs associated with multi-site retailer sales and higher professional services costs.
     Interest income/expense changed from $12,000 net interest expense in first quarter of fiscal 1998 to $208,000 net interest income in the first quarter of fiscal 1999. The increase in interest income is due to increased cash resulting from the sale of Series A Preferred Stock in June 1998.

Impact of Year 2000
-------------------
     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any such software programs may recognize a date using "00" as the year 1900 rather than the year 2000.
     The Company relies on computer systems and software to operate its business, including applications used in account maintenance, purchasing, inventory management, finance and various administrative functions. Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operations problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send customer invoices, or engage in similar normal business activities.
     Since December 1997, the Company has been actively engaged in becoming Year 2000 compliant. As of August 1998, sixty percent of the Company's hardware and software system applications are Year 2000 compliant. The target date for full compliance is June 30, 1999. The Company's efforts have been divided into three phases. First, a Year 2000 discovery team was assembled to inventory all hardware, operating systems and software applications and provide upgrade and/or contingency recommendations. Second, all upgrade/contingency recommendations were compiled into a project action plan. Of the twenty-two non-compliant systems/applications identified, three have been upgraded or replaced, thirteen more are due for implementation by December 31, 1998, and six more will be replaced by an enterprise-wide information technology solution due to come on line during the quarter ended June 30, 1999. Third and finally, the Company re-prioritized existing information technology ("IT") projects to allocate programming resources to the Company's Year 2000 Issue.
     Independent of the Year 2000 project, the Company has initiated significant systems upgrades to enhance performance and reliability of many of its computer-based information systems. These upgrades will, as an additional benefit, rectify certain identified Year 2000 issues. The total IT budget for all systems activities is $1.5 million for fiscal 1999. Expenditures directly related to Year 2000 issues are estimated to be approximately $350,000. Expenditures for other planned systems upgrades, totaling $1,150,000, will address certain Year 2000 issues as a corollary benefit to the Company, but have been initiated primarily to enhance system reliability and capability. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Company continues to manage total IT expenses by re-prioritizing or curtailing less critical investments, incorporating Year 2000 readiness into previously planned system enhancements and using existing staff to implement its Year 2000 modifications.
     The Company intends to initiate communications with all of its significant service providers, lenders, and large customers to determine the extent to which the Company's interface systems are vulnerable in the event any of those third parties fail to remedy their own Year 2000 Issues. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's business operations and financial conditions.
     Contingency plans for systems scheduled for replacement include: (i) upgrades and service packs from manufacturers of third-party software, and (ii) dedicated programming time from internal Information Systems staff to produce "Hot Fix" repairs to modify date integer fields and input masks to reflect long integer format. These contingency plans would make the software usable until a permanent solution is implemented. Currently, no other contingency plans have been developed, but the Company will continually reassess its Year 2000 readiness and will revise its contingency plans, if deemed necessary.

New Accounting Standards
------------------------
     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company has adopted SFAS No. 130.
     In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement established standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company does not believe it will significantly change the Company's consolidated financial reporting structure.
     In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1.") SOP 98-1 is applicable to all nongovernmental entities and provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has not quantified the effect of adoption of SOP 98-1.

Liquidity and Capital Resources
-------------------------------
     During the three months ended September 30, 1998, the Company used $338,000 in cashflows for operations due to a decrease of $2.9 million in accounts payable relating to photocopier purchases. During the same period net working capital decreased from $21.9 million at June 30, 1998 to $21.5 million at September 30, 1998 (including cash and cash equivalents of $17.3 million). The Company also has a $30.0 million bank line of credit, with no borrowings outstanding at September 30, 1998. The Company was in compliance with all loan covenants at September 30, 1998. This credit facility expires on April 1, 2000.
     During the three months ended September 30, 1998, the Company funded capital expenditures of $2.8 million from cash. Capital expenditures for the quarter increased by $1.5 million over the same quarter in 1998 due to increased purchases and installations of NextGen copiers totaling $2.7 million. Additional expenditures of $89,000 and $84,000 were for vehicles and computer hardware and software, respectively.
     The Company currently anticipates capital expenditures of approximately $27 million during fiscal 1999. Approximately $25 million will be for acquiring photocopiers. The remainder will be used for developing the ATM business and other general purposes including computer systems. The Company expects to finance these capital expenditures with cash generated from operations, available cash and bank borrowings. The Company expects that current cash balances and amounts available under the Company's existing line of credit will provide adequate cash to fund its expansion through at least June 30, 1999.

Forward-Looking Statements
--------------------------
     Information in "Management's Discussion and Analysis," and elsewhere in this Form 10-Q about the Company's goals, plans and expectations regarding: removing older technology photocopiers, establishing the ATM Division, purchasing and installing additional NextGen photocopiers, the Year 2000 Issue, and capital expenditures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect the removal of older technology photocopiers include, but are not limited to, the availability of third-party brokers to purchase the photocopiers, the Company's ability to collect amounts due from third-party brokers, and the Company's ability to execute its removal and disposal plan. Factors that could adversely affect establishing the ATM Division include, abut are not limited to, competition from existing ATM providers and new entrants into the ATM market, the Company's ability to attract and retain personnel necessary to execute its ATM business plan, the Company's ability to manage and achieve growth in a new line of business, changes in technology affecting ATM transactions, the Company's ability to expand its current relationships with retailers and broaden its distribution network, changes in consumer practices and preferences with respect to the location of and use of ATMs, and changes in the laws and regulation applicable to non-bank ATMs. Factors that could adversely affect the effectiveness of purchasing and installing additional NextGen photocopiers include, but are not limited to, changes in consumer practices and preferences with respect to the use of TRM's new photocopy machines, and the performance and profitability of NextGen photocopy machines, the Company's ability to purchase the additional photocopy machines, and the Company's ability to sell the variances in the NextGen program. Factors that could adversely affect the Year 2000 Issue include, but are not limited, to, unidentified issues in existing programs or underestimating the resources necessary to make any required modifications or conversions, the Company's ability to modify and/or convert the necessary systems and applications timely, and the continued availability of resources internally and externally to implement the Year 2000 modifications. Factors that could adversely affect capital expenditures include, but are not limited to, the items described above regarding establishing the new ATM Division and purchasing additional NextGen photocopiers, the continued availability of a credit facility, and the Company's ability to negotiate favorable purchase agreements with ATM manufacturers. Any forward looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company's SEC Form 10-K for the year ended June 30, 1998.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.

          On July 9, 1998, the registrant filed a report (Date of Report: June 24, 1998) on Form 8-K.


                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRM CORPORATION

Date: November 16, 1998                By: /s/ PAUL M. BROWN
      ----------------------------         -------------------------------------
                                           Paul M. Brown
                                           Secretary, Vice President, Finance
                                           and Chief Financial Officer