Form 10-K
period 1998-12-31
TRM CORP
filed 1999-03-31
CIK 749254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1998 to December 31, 1998

                         Commission File Number 0-19657

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

       Registrant's telephone number, including area code: (503) 257-8766
                                  -------------
          Securities registered pursuant to Section 12(b) of the Act:
                                      None

                 Securities registered pursuant to Section 12(g)
                                  of the Act:
                                  Common Stock
                              (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 1, 1999 the aggregate market value of the registrant's Common Stock held by non affiliates of the registrant was $45.2 million. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

     As of March 1, 1999, the number of shares of the registrant's Common Stock outstanding was 7,101,339.

                      Documents incorporated by reference:

     Parts of registrant's Proxy Statement for the annual meeting of shareholders on May 18, 1999 are incorporated by reference into Part III of this report.

                                 TRM CORPORATION
                                TABLE OF CONTENTS



   Item                                                                    Page
    No.                                                                     No.
   ----                                                                    ----


                                     Part I

    1.   Business.............................................................1
    2.   Properties...........................................................6
    3.   Legal Proceedings....................................................6
    4.   Submission of Matters to a Vote of Security Holders..................6
   4(a). Executive Officers of the Registrant.................................6



                                     Part II

    5.   Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................8
    6.   Selected Financial Data..............................................8
    7.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................9
   7(a). Quantitative and Qualitative Disclosures about Market Risk..........16
    8.   Financial Statements and Supplemental Data..........................16
    9.   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................16


                                    Part III

    10.  Directors and Executive Officers of the Registrant..................17
    11.  Executive Compensation..............................................17
    12.  Security Ownership of Certain Beneficial Owners and Management......17
    13.  Certain Relationships and Related Transactions......................17


                                     Part IV

    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....18

                                     PART I

ITEM 1. BUSINESS

General

     As of December 1998, TRM Corporation (formerly TRM Copy Centers Corporation (which was founded in 1982 as an Oregon corporation)) owned and maintained approximately 31,000 self-service photocopiers in retail establishments such as multi-site retailers, pharmacies, stationery stores, hardware stores and gift shops in 71 metropolitan areas: 49 in the U.S., 5 in Canada, 15 in the U.K and 2 in France. TRM installs, maintains and supplies its photocopiers and regularly monitors their usage. Each retail business collects payment from its customers, shares in the revenue generated by the TRM Copy Center (as defined below) and benefits from any increase in walk-in traffic. The Company invoices and collects payment from each retailer monthly.

     In the fiscal year ended June 30, 1998, the Company entered into an agreement with ReadyCash Investment Partners, L.P. ("ReadyCash"), resulting in an equity investment of $20 million into TRM. In return, ReadyCash was issued 1,777,778 shares of Series A Preferred Stock and warrants to acquire 500,000 shares of Common Stock of the Company. The Company plans to use the proceeds of this investment to finance the formation of a new Automated Teller Machine (ATM) Division (see "New Products and Services Under Development" on page 3, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8, and Note 8 to the Consolidated Financial Statements on page F-12). In January 1999, the Company formed a wholly-owned subsidiary, TRM ATM Corporation ("TRM ATM") to separately operate the activities related to the ATM business. Operations commenced during the first quarter of 1999.

     Each TRM Copy Center consists of a photocopier, a machine stand, advertising signs and in some cases a coin-operated unit ("Copy Center" or "TRM Copy Center"). TRM Copy Centers are identifiable by the Company's trapezoidal yellow and black "TRM Copies" signs.

     TRM has become the leading provider in self-service photocopying in many of the metropolitan areas it serves by focusing on service and convenience. The Company strives to conveniently locate high numbers of Copy Centers throughout its service areas. Information about geographic areas serviced is presented in
Note 11 to the Consolidated Financial Statements included on page F-15 in this Form 10-K.

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

Change of Fiscal Year

     During 1998, the Company changed its fiscal year end from June 30 to December 31 in an effort to align operational objectives with the financial reporting year. This 10-K transition report is the first report based on the December 31 fiscal year end date. A 10-K report for the fiscal year ended June 30, 1998 was previously filed. References in this document referring to a specific fiscal year are meant to describe the twelve-month period ending on June 30 for the years of 1998 and prior. References made to fiscal year 1999 describe the twelve-month period ending on December 31, 1999.

Locations

     Historically, TRM has focused its sales efforts on small independent retail businesses. Since July of 1997 and going forward, the Company's objective has been and will be to expand its program of selling to large-format, multi-site retail establishments to better address the retail industry as it continues to consolidate. TRM's installed customer base is diversified and no single retailer accounts for a significant portion of revenues or profits. Further, TRM has diversified geographically to avoid dependence on one or more market areas. The Company does not believe that the presence of significant competition in any single geographic market would have a material adverse effect on the Company.

     As of December 31, 1998, the Company has established a local Service Center (as defined below) in 52 major metropolitan areas. TRM locates its Service Centers in sites convenient to the concentration of TRM Copy Centers. Each of these Service Centers consists of leased premises generally staffed by a service center manager and one or more service technicians and sales representatives. Service Centers include a warehouse for the storage of photocopiers, other components, spare parts, paper, toner, and developer. Nineteen metropolitan areas most recently entered by the Company were opened with resources from existing Service Centers nearby, most of which have storage unit facilities.

     In conjunction with the expansion of multi-site retailer sales activities, the Company addressed the need to service customers in locations that were not accessible by existing TRM Service Centers. When the number of customer sites does not justify the addition of a new TRM Service Center, the Company contracts with a third-party service provider to install and service photocopiers at those sites. With this expanded network of third-party service providers, the Company believes it is positioned to effectively market to large multi-site retailers. At December 31, 1998, the Company had service agreements in place for 767 TRM Copy Centers not presently serviced directly by TRM technicians.

Expansion

     During fiscal 1999, the Company plans to add approximately 9,700 additional TRM Copy Centers in new and existing market areas. The Company intends to continue to actively manage its installed base by removing its low-performing sites and eliminating sites that fail to meet specified volume performance expectations. As a result, the Company expects to have an overall increase of approximately 4,800 (16.0%) in its installed base during 1999. From January 1, 1998 to December 31, 1998, the Company removed 12,888 photocopiers and installed 8,443 photocopiers, for a net decrease of 4,445 (12.6%) photocopier machines as a result of the planned removal of photocopiers in low-performing sites.

     TRM's planned expansion will require an increase in the number of installed photocopiers and customers. Due to the improved efficiency of the NextGen(TM) technology, the Company believes this expansion will not require an increase in service center technicians. The Company believes its existing employee base can support the planned growth. The Company will open a Service Center in each new geographic market as it is justified. TRM uses both new and existing photocopiers to fulfill the requirements of its expansion strategy. The Company is purchasing new machines to use in high-volume, independent and multi-site locations (see discussion of NextGen(TM) under "New Products and Services Under Development"). TRM sells the TRM Copy Center concept to independent retail businesses through sales lead generation programs and local door-to-door solicitation using independent and Company sales representatives and service technicians. The Company recently increased its sales efforts directed toward regional, national and international multi-site retail chains.

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

New Products and Services Under Development

     The Company is positioned to add other products or services to further optimize the use of its existing network of sales, service, distribution and support organizations as well as its growing installed customer base. Although sales generated from additional products currently are insignificant in relation to total sales, the Company is actively testing multiple new products and services.

     During 1998, the Company announced plans to form an ATM division ("ATM Division") using a $20 million equity investment by ReadyCash. The ATM Division will enable TRM to offer ATM services to its approximate 31,000 customer relationship sites worldwide, which in turn will increase utilization of the distribution and service organization already in place in the US, Canada, and the United Kingdom. In January 1999, TRM ATM was founded to separately operate the activities of the ATM business. A key executive management position was filled in January, and operations are expected to commence in the first quarter of 1999. Also in January of 1999, the company signed an exclusive seven-year contract to be the ATM provider of a major convenience store chain which will result in the installation of up to 700 ATM machines over the next year.

     Additionally in fiscal 1998, the Company commenced the purchasing of thousands of NextGen(TM) copiers for further unit growth. NextGen(TM) is an important element in TRM's core programs for high-volume, independent retailer locations and larger retail chains. The Company places NextGen(TM) photocopiers in accordance with a 36 to 60-month commitment from the retailer and slightly different discount and billing arrangements. TRM's existing base of installed copy machines will continue to be used for many convenience copying locations which do not qualify for upgrading to NextGen(TM) technology.

     Additionally in fiscal 1998, the Company continued to expand its placement of coin-operated convenience photocopiers with large format multi-site retailers, where TRM's service quality and worldwide infrastructure is a key advantage, but where host cashiering is not a desired benefit for the retailer.

     TRM's intent is to invest in and to develop and market test these and other new products and services to identify those that clearly deserve to become country or system-wide offerings.

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

     The Company is aware of several self-service, non-coin-operated space photocopier businesses using the retail business concept. To the Company's knowledge, each is limited to a relatively small geographic market and a relatively small number of photocopiers. Because of barriers to entry in the Company's business, such as developing operating systems, establishing sources of supply and achieving economies of scale, the Company does not believe any of these competitors currently represents a significant threat to the Company's business.

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

Quarterly Seasonality

     Historically, the Company has experienced slightly higher than average production per TRM Copy Center in the January- March and April-June quarters due to those quarters being tax season in the U.S. The Company experiences slightly lower than average production per TRM Copy Center in its July-September quarter as the European countries have extended holiday periods.

Photocopiers

     As of December 31, 1998, TRM owned and maintained approximately 31,000 self-service photocopiers in retail establishments such as multi-site retailers, pharmacies, stationery stores, hardware stores and gift shops. Generally, new photocopiers are shipped direct from the manufacturer to a TRM Service Center. The Company expects to continue to use both new and existing photocopiers to expand its black and white copying business.

     Supply

     In 1998, the Company finalized its second major agreement with Konica Business Machines ("Konica"). In the latest agreement, the Company agreed to purchase 10,000 new, state-of-the-art black and white NextGen(TM) photocopiers between October of 1998 and March of 1999. At December 31, 1998, the Company had purchased over 6,000 units under this agreement. In an earlier agreement which has been fulfilled with Konica in 1998, the Company was obligated to purchase 7,500 photocopiers. During fiscal 1993, TRM developed a supply relationship with Mita Copystar America, Inc. ("Mita"), for black and white photocopiers and related products in North America. The resulting arrangement, as updated, contains no commitment to purchase any specific number of photocopiers. In the past, the Company primarily used two similar discontinued models of used photocopiers originally manufactured by Ricoh Company, Ltd. and its affiliates ("Savin" photocopiers). TRM bought these photocopiers from photocopier brokers and dealers. These two models of black and white photocopiers have not been manufactured since 1979 and 1982. A portion of the older model Savin copiers have been written-off in fiscal 1997 and 1998 as under-performing assets (see
Note 4 to the Consolidated Financial Statements on page F-9 in this Form 10-K.) The remaining Savin photocopiers owned by the Company are in profitable locations.

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

Toner

     Currently, toner for Konica photocopiers is being supplied by the photocopier manufacturer. The Company purchases toner for Mita photocopiers and liquid toner for its black and white rebuilt photocopiers located in North America directly from three manufacturers. The Company has confirmed that other acceptable sources are available and could obtain suitable toner on reasonable terms from other manufacturers, although some start-up delays could occur. The Company will continue to evaluate available sources of supply for toner.

Employees

     As of December 31, 1998, the Company had 531 employees, most of whom were full-time. 346 are in field service, 164 are in sales, marketing, customer service, purchasing, billing and administration, and 21 are in training, production and warehouse functions. None of the Company's employees are represented by unions. The Company believes it has good relations with its employees. The Company currently engages 4 independent contractors to sell the TRM service program, which includes a machine and a service agreement.

Service Marks

     Most TRM Copy Centers are identified by distinctive yellow and black trapezoidal signs bearing "TRM Copies" and the program price. In France the Company does business under the name of FPC France Ltd. TRM and FPC's signs are registered service marks. The Company registered "NextGen(TM)" as it relates to the new black and white technology photocopier the Company is purchasing and placing in service.

Copy Centers Investment Group, Ltd.

     The Company served as general partner of Copy Centers Investment Group, Ltd., an Oregon limited partnership. The partnership was formed in 1983 to acquire certain Copy Centers from the Company. The partnership owns 79 Copy Centers in the states of Oregon and Washington. The Company receives a management fee of 25% of the gross revenue from these 79 Copy Centers, plus $20 per month for each of the 79 locations for accounting and administrative functions. The Company also owned a 1% interest in the profits and losses of the partnership. The partnership was terminated December 31, 1998. The Company purchased the partnership assets in January of 1999 and have integrated them into its normal operations. The partnership's operations did not constitute a material part of the business of the Company.

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

     The Company believes ATM operations are not subject to any governmental regulation that will adversely effect the business of the Company's ATM Division. Various regulations have been proposed to reduce or eliminate amounts charged to users ("convenience fees") of ATMs. If any of these regulations are enacted in the jurisdictions where the Company is considering placing ATMs, the Company's revenues would likely decline, and the Company could be negatively impacted. The enactment of such regulations may cause the Company to withdraw from markets in such jurisdictions.

Forward-Looking Statements

     This Form 10-K and Annual Report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to the Company's goals, plans and expectations regarding: removing Savin photocopiers, establish and operate the ATM Division, effectively using a third-party network of service providers, purchasing and installing additional NextGen(TM) photocopiers, expansion in existing and new markets, the Year 2000 Issue, and capital expenditures. Risk factors related to these forward looking statements are discussed in "Management's Discussion and Analysis" (see Forward-Looking Statements on page 15 of this Form 10-K.)

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of March 15, 1999.


           Name                Age                    Position
           ----                ---                    --------

Frederic P. Stockton            47       Chief Executive Officer and President
                                         of TRM Corporation

Paul M. Brown                   45       Vice President of Operations and Chief
                                         Operating Officer of TRM Corporation

Danial J. Tierney               43       Vice President of Corporate Sales of
                                         TRM Corporation

Kathleen O. Hoogerhuis          43       Vice President of Organizational
                                         Development of TRM Corporation

Kurt M. Schusterman             41       Vice President and Chief Operating
                                         Officer of TRM ATM Corporation

Gary M. Cosmer                  28       Vice President and Chief Information
                                         Officer of TRM Corporation

     Frederic P. Stockton was appointed President, Chief Executive Officer and a director in August 1997. Prior to joining TRM and since 1985, Mr. Stockton was employed by The Estey Corporation, a privately-held company with six business groups including vending, equipment distribution, food distribution, mobile catering, recreational properties and food service. Most recently and since 1994, he served as President and Chief Executive Officer. From 1985 to 1994, Mr. Stockton served as President of The Estey Corporation's Equipment Distribution Group. From 1978 to 1985, he was employed by Omark Industries (now the Oregon Cutting Systems Division of Blount, Inc.) in positions of increasing responsibility. Mr. Stockton holds a B.A. degree from the University of Washington.

     Paul M. Brown joined the Company as Chief Financial Officer and Vice President of Finance in September 1997. In December of 1998, Mr. Brown was promoted to Vice President of Operations and Chief Operating Officer. Prior to joining the Company and since 1993, Mr. Brown was Senior Vice President and Chief Financial Officer for SMC Corporation, a manufacturer of motorized recreational vehicles. Before joining SMC Corporation, Mr. Brown served as Chief Financial Officer for several privately-held manufacturing companies and also worked as a consultant with Arthur Andersen & Co. Mr. Brown attended Harvard University and holds a B.S. degree from Portland State University.

     Danial J. Tierney joined the Company in January of 1995 and serves as Vice President of Sales and Marketing. For 16 years prior to joining TRM, Mr. Tierney was employed by Spectra Physics Scanning Systems, Inc. and its affiliates in various locations and in positions of increasing responsibility, most recently in Eugene, Oregon, as Director of Marketing. He holds a B.S. degree from the University of California, Berkeley, and an M.B.A. from the University of Santa Clara.

     Kathleen Hoogerhuis was appointed Vice President of Organizational Development in September 1998. Prior to joining TRM and since 1996, Ms. Hoogerhuis was the Vice President for Human Resources and Organizational Development for Cascade Microtech, Inc. Prior to joining Cascade Microtech and since 1993, Ms. Hoogerhuis was Vice President and Chief Operating Officer for Superior Transportation Services, a third party contract logistics company. Before joining Superior Transportation Services and since 1988, Ms. Hoogerhuis was a human resources executive at Precision Castparts. Ms. Hoogerhuis holds an M.S. degree in Organization Development from Pepperdine University and a B.A. degree in Social Ecology from the University of California, Irvine.

     Kurt M. Schusterman was named Vice President and Chief Operating Officer of the newly formed TRM ATM Corporation in February 1999. Prior to joining the Company and since 1996, Mr. Schusterman was Senior Vice President, Sales and Marketing for XtraCash ATM, Inc. a venture-capital start up for ATM deployment and management. Before joining XtraCash, Mr. Schusterman was chief marketing officer for the retail division of Texas Commerce Bank. From 1987 to 1993, Mr. Schusterman was co-founder and Regional manager of Brown-Forman Enterprises, a credit card processing business. In 1993, that company was acquired by NaBANCO Merchant Services (now First Data merchant Services), where he held several positions of increasing responsibility.

     Gary M. Cosmer was named Chief Information Officer and Vice President of Information Systems in February 1999. Prior to that and since December 1997, Mr. Cosmer served the company as Director of Information Systems. Before joining TRM, Mr. Cosmer was a systems engineer for CTR Business Systems Corporation, a partner level Microsoft Solutions Provider. Before joining CTR Business Systems, Mr. Cosmer served as Service and Training Manager for Lucky Distributing, a privately held distribution company. Mr. Cosmer holds a B.S. degree in Advanced Technology Studies and an A.A.S. degree in Aviation Technology from Southern Illinois University.

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

     At March 15, 1999 there were 216 shareholders of record of the Company's Common Stock and 7,101,339 shares were outstanding. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

     The Company did not pay any dividends related to common stock in fiscal 1997 or fiscal 1998 or in the six-month period ended December 31, 1998. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends to Common Stock shareholders in the foreseeable future. The Company paid Series A Preferred Stock dividends of $785,000 during the six-month period ending December 31, 1998.

     On June 24, 1998, the Company issued and sold 1,777,778 shares of unregistered Series A Preferred Stock and Warrants to purchase 500,000 shares of Common Stock for net proceeds of approximately $19,853,000. The Company claims exemption from the registration of such shares under the Securities Act of 1933, as amended, in reliance on the exemption available under Section 4(2) thereof. Each share is convertible at any time at the option of the holder into .7499997 of a share of Common Stock. In addition, each share of Series A Preferred Stock is automatically converted into .7499997 shares of Common Stock if the price of Common Stock is at least $20.00 for a period of 90 consecutive days commencing after June 30, 1999. The conversion ratio and exercise prices are adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization. The Series A Preferred Stock bears a dividend rate of 7.5%, payable quarterly. The Company intends to use the proceeds to fund the operations of its ATM business operating under TRM ATM.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended June 30, 1998 and the six-month period ended December 31, 1998 have been derived from the audited financial statements of the Company. The financial data presented below for the six-month period ended December 31, 1997 is unaudited, but is provided for comparative purposes. Quarterly financial data is included in footnote 13 on page F-17 of this report. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

                                                 Selected Financial Data
                                (In thousands, except per share and other operating data)


                                                                                                 Six-month period
                                                   Fiscal Years Ended June 30                    ended December 31
                                   ---------------------------------------------------------------------------------
                                                                                               (unaudited)

                                        1994        1995        1996        1997        1998        1997        1998
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Sales                              $  47,957   $  60,544   $  67,538   $  69,881   $  68,352   $  32,947   $  33,334
Sales Discount                        (9,462)    (11,138)    (11,728)    (11,676)    (11,331)     (5,285)     (5,802)
Net Sales                             38,495      49,406      55,810      58,205      57,021      27,662      27,532
Gross Profit                          19,759      24,150      27,800      29,816      28,797      13,621      13,267
Operating income (loss)                6,248       7,543       8,311       5,283        (220)      3,346       1,830
Net income (loss)                      3,354       3,699       4,124       2,575        (582)      1,924       1,311
Preferred Stock Dividend                  --          --          --          --          --          --        (785)
Net income (loss) available to
common stockholders                $   3,354 $     3,699  $    4,124   $   2,575        (582)  $   1,924   $     526
Basic net income (loss)
per share                          $    0.53 $      0.58  $     0.64   $    0.39   $   (0.08)  $    0.28   $    0.07
Diluted net income (loss)
per share                          $    0.49 $      0.53  $     0.57   $    0.35   $   (0.08)  $    0.26   $    0.07

Balance Sheet Data:
Working capital                    $   8,523 $     9,543  $    8,860   $   9,886   $  22,277   $   9,542   $  14,222
Total assets                          43,504      55,736      54,251      50,478      75,606      52,691      79,152
Long-term debt                         9,500      14,238       8,128         400          --          --          --
Redeemable preferred stock                --          --          --          --      19,853          --      19,798
Shareholders' equity                  27,155      31,528      35,444      38,828      60,060      41,133      61,325

Other Operating Data:
TRM Copy Centers                      25,563      28,995      31,719      34,796      33,349      35,398      30,953

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     TRM continues to expand in new and existing metropolitan service areas. The number of service areas the Company operates in has increased from 54 to 71 since June of 1995 and now includes 49 in the United States, 5 in Canada, 15 in the United Kingdom and 2 in France. The number of TRM Copy Centers has increased
6.8 percent over the same period, from 28,995 to 30,953. In addition to expanding, the Company is also focused on improving the profitability of the installed base of TRM Copy Centers.

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

                                             Percentage Change                              As a Percentage of Sales
                                  ---------------------------------------------------------------------------------------
                                                         Six month
                                   Fiscal years ended   periods ended                                    Six month periods
                                       June 30,         December 31,     Fiscal years ended June 30,     ended December 31,
                                 --------------------   -------------   ----------------------------     ------------------
                                 1996-97      1997-98     1997-98         1996       1997       1998       1997       1998
                                 -------      -------     -------       ------     ------     ------     ------     ------

Sales                                3.5 %       (2.2)%       1.2%       100.0%     100.0%     100.0%     100.0%     100.0%
Sales discounts                     (0.4)        (3.0)        9.8         17.4       16.7       16.6       16.0       17.4
Cost of sales                        1.4         (0.6)        1.6         41.5       40.6       41.3        42.6      42.9
Selling, general and                 4.9          5.1        12.4         28.8       29.3       31.5        30.9      34.2
administrative
Non-cash stock compensation           --           --          --           --         --        1.7         --         --
Special charges                       --         84.1          --           --        5.8        9.3         --         --
Operating income (loss)            (36.4)      (104.2)      (45.3)        12.3        7.6       (0.4)      10.5        5.5
Interest expense, net              (58.6)       (82.8)       81.8          1.4        0.6         --        0.1        0.1
Other, net                          55.2         (7.4)       --            0.7        1.0        1.0        0.8       (1.0)

Income (loss) before income taxes  (39.5)      (122.9)      (32.9)        10.2        6.0       (1.4)       9.6        6.4
Provision for income taxes         (42.4)      (123.4)      (34.6)         4.1        2.3        0.5        3.8        2.5
Net income (loss)                  (37.6)%     (122.6)%     (31.9)%        6.1%       3.7%      (0.9)%      5.8%       3.9%

     Six Months ended December 31, 1998 Compared to Six Months ended December 31, 1997 (unaudited)

     Sales increased by $387,000 (1.2%) to $33.3 million for 1998 from $32.9 million for 1997. The increase was the result of a 15.1% increase in average net sales per unit, offset by a 9.7% overall decrease in the number of units billed. The increase in net sales per unit was the result of the higher production achieved through the installation of thousands of new NextGen(TM) photocopiers in existing sites and new multi-site retail locations. At the same time, many low-volume producing sites were eliminated, thus decreasing the total billed units in the field (see the discussion of NextGen(TM) under "New Products and Services Under Development" and multi-site retailers under "Locations".)

     Sales for products not related to black and white photocopying have been insignificant, amounting to less than 5 percent of total sales.

     Sales discounts are the portion of revenue retained by retail customers. They generally vary at individual retail businesses depending on volume--the higher the volume, the greater the discount. The upward trend in sales discounts as a percentage of sales in 1998 and 1997 reflects changes made in business agreements with new customers over the periods. In 1998, the Company entered many more long term contracts with multi-site retail customers. Additional discounts were granted in an effort to secure the long-term contracts.

     Cost of sales increased $224,000 (1.6%) from 1997 to 1998. Costs of paper, toner and parts decreased by $403,000, while field labor costs decreased by $504,000. These decreases were the result of increased efficiencies gained by the installation of the new NextGen(TM) photocopiers. The cost savings were offset by increased costs of $1.0 million for copier machine depreciation. The increased copier depreciation relates to the increase in installed NextGen(TM) copier machines. The Company expects to see a net cost savings as a result of the NextGen(TM) installations in the future. Other reasons for the increase in cost of sales include a $230,000 increase in third party service provider costs given the Company's expansion into multi-site retailer locations (see discussion of third party service providers under "Locations"). Changes in other individually insignificant items make up the rest of the overall change in the cost of sales.

     Selling, general and administrative expenses increased $1.3 million (12.4%) from $10.2 million in 1997 to $11.4 million in 1998. Selling, general and administrative costs were 34.2 percent and 30.9 percent of sales for 1998 and 1997, respectively. Selling, general and administrative costs increased primarily due to increased costs of legal and accounting fees associated with the change in fiscal year end of approximately $200,000, costs associated with the selection of a new enterprise wide information system of approximately $295,000, and increases as a result of a strategic decision to invest additional resources to support the selling effort directed towards new accounts in the multi-site retail channel of approximately $290,000.

     Interest expense increased to $40,000 in 1998 from $22,000 in 1997. The increase was due to a small overall increase in borrowings on the Company's revolving line of credit during 1998.

     Other (expense) income increased by $494,000 during the six-month period ended June 30, 1998 compared to 1997 primarily due to interest income generated of $423,000 related to interest earned on short-term investments as a result of proceeds from the Ready Cash transaction explained above under Item 7.

     The Company's effective tax rate for 1998 was 38.1 percent, resulting in an income tax provision of $807,000, compared to an effective rate of 39.1 percent and an income tax provision of $1.2 million in 1997. The decrease in the effective tax rate from 1997 to 1998 is due to a decrease in foreign tax expense.

     Fiscal Year Ended June 30, 1998 ("Fiscal 1998") Compared to Fiscal Year Ended June 30, 1997 ("Fiscal 97")

     Sales decreased by $1.5 million (2.2%) to $68.4 million for 1998 from $69.9 million for 1997. The decrease represents a 7.4 percent decrease in the average net sales per unit, offset by a 5.8 percent overall increase in the number of billed units. Sales in North America have declined 5.6 percent over the last fiscal year, while sales in Europe have increased 5.5 percent during the same period. The decline in North America represents a maturing market in the small, independent retail customer base and increasing market demand for new black and white technology photocopiers. As noted in the discussion of results of the six-month period ended December 31, 1998, the Company has shifted its marketing efforts to address the decline by moving to NextGen(TM) photocopier technology and multi-site retailer customers.

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

     Cost of sales decreased $165,000 (0.6%) from 1997 to 1998. Offsetting factors resulted in relatively unchanged costs of sales compared to fiscal 1997. Costs of paper, toner and parts decreased by $751,000, but were offset by increased costs of $548,000 for copier machine depreciation. The increased copier depreciation relates to the new Konica copier machines purchased and installed during the year. Other individually insignificant variances explain the rest of the decrease in cost of sales.

     Selling, general and administrative expenses increased $1.1 million (5.1%) from $20.4 million in 1997 to $21.5 million in 1998. Selling, general and administrative costs were 31.5 percent and 29.3 percent of sales for 1998 and 1997, respectively. Selling, general and administrative costs increased due to increased costs of medical, property and auto insurance, higher vehicle costs, increased legal and accounting fees, and increased office and administrative payroll costs.

     In conjunction with the sale of Series A Preferred Stock (see Note 8 to the Consolidated Financial Statements on page F-12), the Company amended certain Board members' stock option agreements to extend the exercise period for the options to ten years from June 24, 1998. Pursuant to APB No. 25, and due to the extension of the exercise period, the Company recognized $1.1 million as non-cash compensation expense in the year ended June 30, 1998.

     During 1998, the Company recorded a pre-tax special charge of $6.4 million ($3.9 million after tax) related to the write-down of certain under-performing assets of its photocopy business. The major components of the 1998 special charge included the disposal of under-performing machines ($4.3 million), the disposal of replacement parts and inventory relating to under- performing machines ($1.5 million) and other charges related to the disposal of equipment ($600,000).

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

     Fiscal Year Ended June 30, 1997 ("Fiscal 97") Compared to Fiscal Year Ended June 30, 1996 ("Fiscal 96")

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

     Cost of sales increased $379,000 (1.4%) from 1996 to 1997. This was below the percentage increase in sales, despite growth in field service payroll, headcount additions for opening new TRM Service Centers, and copier depreciation costs. This was achieved because of lower paper costs and lower paper and toner usage under the Company's higher-copy-price programs.

     Selling, general and administrative expenses increased $956,000 (4.9%) from $19.5 million in 1996 to $20.5 million in 1997. Selling, general and administrative costs were 29.3 percent and 28.8 percent of sales for 1997 and 1996, respectively. The increase in selling, general and administrative during 1997 was primarily due to employee health care costs in the U.S. and higher expansion and start-up expenses in both the U.S. and Europe.

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

     Impact of Year 2000

     The Year 2000 ("Y2K") Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any such software programs may recognize a date using "00" as the year 1900 rather than the year 2000.

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

     The Company has formed a cross functional Y2K "Business Improvement Team" that reports to the Company's Chief Information Officer ("CIO"). The CIO has full authority to establish methodologies, approve expenditures, and marshal additional resources as necessary. Two full-time project managers who answer directly to the CIO manage the initiative and oversee the project team. The CIO is responsible for researching, planning, executing, implementing and completing the initiative for the Company.

     The three primary functional categories evaluated in the Initiative include:

     - Information Technology ("IT") which consists of all internal hardware and software used to support the Company's financial and administrative operations.

     - Communications Network, which processes voice and data information relating to the Company's global communications systems, including voice and data equipment and related software.

     - Facilities consisting of all systems necessary to run an office including security system, fire suppression, generators, HVAC, and associated systems.

For each of the three functional categories the company is in the process of or has completed the following three-phase approach to identify and address the potential impact of Y2K compliance issues.

Phase I - Inventory and Assessment

Inventory and assessment involves each Y2K team member identifying all relevant systems, providers and information sources within their functional areas. An assessment is then made on each discovery to determine which items are mission critical.

Phase I was completed on February 24, 1999 for all primary functional categories.

Phase II - Remediation

Remediation is the process of making changes to hardware, software or services in order to become Y2K compliant. During the inventory and assessment phase each system is evaluated for remediation. Each system requiring remediation under the Company's direct control will be replace or upgraded as needed.

Phase II is underway and should be completed during the third quarter of 1999 for all categories except voice communication systems which were completed on February 1, 1999.

Phase III - Testing, and Contingency Planning

All mission-critical systems, including both internal and external, identified during the inventory stage will be tested by the Company sufficient to confirm whether the system will continue to operate properly in Y2K and beyond. Proper contingency planning for all mission-critical items will allow the Company to mitigate the risk associated with potential Y2K failures. The Company will consider itself Y2K compliant when all phases of the project have been successfully completed and approved by the CIO.

Phase III is underway and should be completed by the end of the third quarter of 1999 for all categories. In addition to the replacement of mission critical accounting and operations systems with ERP (Enterprise Resource Planning) systems to accommodate for Y2K readiness and overall business improvement, the Company has also engaged in a converging contingency method for its existing accounting and operations legacy systems to assure Y2K compliance in the event any part of the new systems implementation falls behind.

The Costs to Address the Company's Y2K Issues

     Independent of the Y2K project, the Company has initiated significant systems upgrades to enhance performance and reliability of many of its computer-based information systems. These upgrades will, as an additional benefit, rectify certain identified Y2K issues. The total IT and Communications Network budget for all systems activities is $2.5 million for calendar 1999. Expenditures directly related to Y2K issues are estimated to be approximately $860,000. These costs are related to a new enterprise-wide software system that will enhance the Company's current information system and will be capitalized. Expenditures for other planned systems upgrades, totaling $1.64 million, will address certain Y2K issues as a corollary benefit to the Company, but have been initiated primarily to enhance system reliability. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Y2K modifications. The Company continues to manage total IT expenses by re-prioritizing or curtailing less critical investments, incorporating Y2K readiness into previously planned system enhancements and using existing staff to implement its Y2K modifications.

     The cost of Facilities (non-IT) related Y2K compliance issues is not expected to be material.

The Risks of the Company's Issues

     The Company has initiated communications with all of its significant service providers, lenders, and large customers to determine the extent to which the Company's interface systems are vulnerable in the event any of those third parties fail to remedy their own Y2K Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

     Contingencies for systems scheduled for replacement include upgrades and service packs from manufacturers of third-party software as well as dedicated programming time from internal Information Systems staff to produce "Hot Fix" repairs to modify date integer fields and input masks to reflect long integer format. The Company presently believes that with modifications to existing software and conversions to new software, the Y2K Issue will not pose significant operations problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Y2K Issue could have a material adverse impact on the operations of the Company. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send customer invoices, or engage in similar normal business activities.

     New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company has adopted SFAS No. 130 as shown in the financial statements included as part of this report.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement established standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 131 as shown in the financial statements included as part of this report.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1.") SOP 98-1 is applicable to all nongovernmental entities and provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has not quantified the effect of adoption of SOP 98-1.

     On April 3, 1998, the Accounting Standards Executive Committee of the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires that at the beginning of the fiscal year of adoption, the unamortized portion of deferred start-up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred. The Company adopted SOP 98-5, effective July 1, 1998 with no impact to the financial statements.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair values of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized through comprehensive income until the hedged item is recognized in earnings. The Company believes that SFAS 133 will not have a material impact on its financial statements because it is not currently involved in any hedge positions at this time, nor are there any plans to adopt such positions in the near future. SFAS 133 is effective for fiscal quarters beginning after June 15, 1999.

     Liquidity and Capital Resources

     During the last six months of 1998 TRM generated $7.1 million in cashflows from operations and decreased its net working capital from $22.3 million at June 30, 1998 to $14.2 million at December 31, 1998 (including cash and cash equivalents of $14.3 million). The Company also has a $30.0 million bank line of credit, with no borrowings outstanding at December 31, 1998. The Company was in compliance with all loan covenants at December 31, 1998.

     During the six months ended December 31, 1998, the Company funded capital expenditures of $13.8 million primarily from cash which was available as of June 30, 1998. Capital expenditures were primarily for installations of NextGen(TM) copiers.

     The Company currently anticipates capital expenditures of approximately $30 million during calendar 1999. Approximately $15 million will be for acquiring photocopiers and approximately $2.1 million will be used to acquire computer related systems. The remainder will be for developing the ATM business and other general purposes including computer systems. The Company expects to finance these capital expenditures with cash generated from operations and bank borrowings. The Company expects that these sources will provide adequate cash to fund its expansion through at least December 31, 1999.

     Disclosure Regarding Euro Conversion

     On January 1, 1999, eleven member countries of the European Community began a process to convert their existing sovereign currencies to a single common denomination, the Euro. The process of conversion is gradual over the next three years, culminating in the eventual removal from circulation of all existing domestic currency for the participating countries. The Company presently operates in the United Kingdom and France and transacts business in the local currency of those countries. France will be subject to the Euro Conversion, and the United Kingdom may become subject to the conversion. The Company believes that it will be able to accommodate the conversion to the Euro without a material impact on its financial statements.

     Forward-Looking Statements

     Information in "Management's Discussion and Analysis," the letter to shareholders and elsewhere in this Annual Report and Form 10-K about the Company's goals, plans and expectations regarding: removing Savin photocopiers, establishing and operating the ATM Division, effectively using a third-party network of service providers, purchasing and installing additional NextGen(TM) photocopiers, adding approximately 9,700 additional TRM Copy Centers in new and existing markets in fiscal year 1999, achieving a net cost savings as a result of the installation of NextGen(TM) photocopiers, expansion in existing and new markets, the Y2K Issue, and capital expenditures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect the removal of Savin photocopiers include, but are not limited to, the availability of third-party brokers to purchase the photocopiers, the Company's ability to collect amounts due from third-party brokers, and the Company's ability to execute its removal and disposal plan. Factors that could adversely affect establishing and operating the ATM Division include, but are not limited to, competition from existing ATM providers and new entrants into the ATM market, the Company's ability to attract and retain personnel necessary to execute its ATM business plan, the Company's ability to manage and achieve growth in a new line of business, changes in technology affecting ATM transactions, the Company's ability to expand its current relationships with retailers and broaden its distribution network, changes in consumer practices and preferences with respect to the location of, and use of, ATM's, and changes in the laws and regulations applicable to non-bank ATMs. Factors that could adversely affect the effectiveness of a third-party network of service providers include, but are not limited to, the availability of third-party service providers in the geographic areas needed, the Company's ability to negotiate contracts with the third-party service provider, and the service quality of the third-party service provider. Factors that could adversely affect the purchasing and installing additional NextGen(TM) photocopiers include, but are not limited to, changes in consumer practices and preferences with respect to the use of TRM's new photocopy machines, and the performance and profitability of NextGen(TM) photocopy machines, the Company's ability to purchase the additional photocopy machines, and the Company's ability to effectively sell the customers the benefits of the NextGen(TM) program. Factors that could adversely impact the Company's ability to add approximately 9,700 additional TRM Copy Centers in fiscal year 1999 include, but are not limited to the Company's ability to sell the products offered to existing and potential customers, and changes in consumer practices and preferences with respect to the Company's products. Factors that could adversely affect the ability to achieve net cost savings from the installation of NextGen(TM) photocopiers include management's ability to reduce labor costs to required levels and continued product efficiencies experienced by the NextGen(TM) photocopiers. Factors that could adversely affect expansion in existing and new markets include, but are not limited to, business conditions in the market areas the Company targets for expansion, competitive factors, customer demand for the Company's services and the Company's ability to execute its plans successfully. Factors that could adversely affect the Y2K Issue include, but are not limited to, unidentified issues in existing programs or underestimating the resources necessary to make any required modifications or conversions, the Company's ability to modify and/or convert the necessary systems and applications timely, the effect of the Y2K readiness of suppliers the Company relies on, and the continued availability of resources internally and externally to implement the Y2K modifications. Factors that could adversely affect capital expenditures include, but are not limited to, the items described above regarding the establishment and operation of the new ATM Division and purchasing additional NextGen(TM) photocopiers, the continued availability of a credit facility, and the Company's ability to negotiate favorable purchase agreements with ATM manufacturers. Any forward-looking statements should be considered in light of these factors.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to minimal market risks. Sensitivity of results of operations to these risks is managed by maintaining a conservative investment portfolio, which is comprised solely of money market funds, and entering into long-term debt obligations with appropriate price and term characteristics. The Company does not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

     The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company's business operations. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk related to its credit facility as of December 31, 1998. Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

     The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada, France and the United Kingdom. The relative amount of business transacted in these countries is outlined in footnote 11 on page F-16 of this Report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and supplementary data required by this item are included in this Report on Form 10-K commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders (the "1999 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included under "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  1.  Financial Statements                                                                 Page in this Report.
                                                                                                --------------------

           Independent Auditors' Report                                                                 F-1

           Consolidated Balance Sheets as of June 30, 1997 and 1998
           and December 31, 1998                                                                        F-2

           Consolidated  Statements of Operations for each of the three years in the period ended June 30, 1998 and for the six-month periods
           ended December 31, 1997 (unaudited) and 1998                                                 F-3

           Consolidated  Statements of  Shareholders'  Equity for each of the three  years  in the  period  ended  June  30,  1998  and  for the
           six-month period ended December 31, 1998                                                     F-4

           Consolidated  Statements of Cash Flows for each of the three years in the period ended June 30, 1998 and for the six-month periods
           ended December 31, 1997 (unaudited) and 1998                                                 F-5

           Notes to Consolidated Financial Statements                                                   F-6


       2.  Financial Statement Schedules:

           Independent Auditors' Report                                                                 S-1

           III -- Valuation and Qualifying Accounts                                                     S-2

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       3   Exhibits:

          (a) The exhibits listed below are filed as part of this report

Exhibit
Number
-------

3.1(a) Amendments to the Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(a) of ) Form 10-K for the fiscal year ended June 30, 1998)

3.1(b) Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for b) the fiscal year ended June 30, 1998)


3.2 Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

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

10.4    Restated 1986 Stock Incentive Plan (Incorporated herein by reference to
        Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

10.5 1996 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1998)

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

10.8    Employment Agreements:
        a) Employment Agreement dated January 17, 1995 with Michael D. Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
        b) Employment Agreement dated April 25, 1996 with Michael D. Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1996)
        c) Employment Agreement dated August 18, 1997 with Frederic P. Stockton (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
        d) Employment Agreement dated September 18, 1997 with Paul M. Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
        e) Employment Agreement dated June 22, 1998 with Danial J. Tierney
        f) Employment Agreement dated September 29, 1998 with Kathleen O. Hoogerhuis
        g) Employment Agreement dated February 8, 1999 with Kurt Schusterman

10.9 Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)

10.10 Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and 0 ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)

21.1    Subsidiaries of the Registrant

23.1    Consent of KPMG Peat Marwick LLP, Independent Auditors

24.1    Power of Attorney (see Signature page)

27.1    Financial Data Schedule

       (b) Reports on Form 8-K

        The Company filed a Report on Form 8-K on December 9, 1998 which was dated November 25, 1998 for the purpose of changing its fiscal year end date to December 31 from June 30.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 30, 1999.

                                       TRM CORPORATION


                                       By: FREDERIC P. STOCKTON
                                          -------------------------------------
                                           Frederic P. Stockton
                                           President and Chief Executive Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 30, 1999 on behalf of the Registrant and in the capacities indicated:


          Signature                               Title
----------------------------    ------------------------------------------------

FREDERIC P. STOCKTON
----------------------------    President, Chief Executive Officer and Director
Frederic P. Stockton            (Principal Executive Officer and Principal
                                Financial Officer)

JOHN L. VARNER
----------------------------    Director of Finance and Accounting and Corporate
John L. Varner                  Controller
                                (Principal Accounting Officer)

EDWARD E. COHEN
----------------------------    Chairman of the Board and Director
Edward E. Cohen


DANIEL G. COHEN
----------------------------    Director
Daniel G. Cohen


JOSEPH G. DENTON
----------------------------    Director
Joseph G. Denton


KENT B. GODFREY
----------------------------    Director
Kent B. Godfrey


JOEL R. MESZNIK
----------------------------    Director
Joel R. Mesznik


FREDERICK O.PAULSELL
----------------------------    Director
Frederick O. Paulsell


DEBBIE HURD BAPTIST
----------------------------    Director
Debbie Hurd Baptist


KENNETH L. TEPPER
----------------------------    Director
Kenneth L. Tepper

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number
-------

3.1(a) Amendments to the Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(a) of ) Form 10-K for the fiscal year ended June 30, 1998)

3.1(b) Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for b) the fiscal year ended June 30, 1998)

3.2 Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

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

10.4    Restated 1986 Stock Incentive Plan (Incorporated herein by reference to
        Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

10.5 1996 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1998)

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

10.8    Employment Agreements:
        a) Employment Agreement dated January 17, 1995 with Michael D. Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
        b) Employment Agreement dated April 25, 1996 with Michael D. Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1996)
        c) Employment Agreement dated August 18, 1997 with Frederic P. Stockton (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
        d) Employment Agreement dated September 18, 1997 with Paul M. Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
        e) Employment Agreement dated June 22, 1998 with Danial J. Tierney
        f) Employment Agreement dated September 29, 1998 with Kathleen O. Hoogerhuis
        g) Employment Agreement dated February 8, 1999 with Kurt Schusterman

10.9 Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)

10.10 Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and 0 ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)

21.1    Subsidiaries of the Registrant

23.1    Consent of KPMG Peat Marwick LLP, Independent Auditors

24.1    Power of Attorney (see Signature page)

27.1    Financial Data Schedule

                          Independent Auditors' Report


To the Stockholders and Board of Directors TRM Corporation formerly TRM Copy Centers Corporation):

We have audited the accompanying consolidated balance sheets of TRM Corporation (formerly TRM Copy Centers Corporation) and subsidiaries as of December 31, 1998 and June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the six months ended December 31, 1998 and for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRM Corporation and subsidiaries as of December 31, 1998 and June 30, 1998 and 1997, and the results of their operations and their cash flows for six months ended December 31, 1998 and for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                       KPMG PEAT MARWICK LLP


Portland, Oregon
February 19, 1999

                           Consolidated Balance Sheets
                                 (In thousands)


                                                                         June 30,                December 31,
                                                                   1997              1998               1998
                                                              ---------         ---------        -----------
Assets
Current assets:
         Cash and cash equivalents                            $   2,528         $  20,177          $  14,285
         Accounts receivable, net                                 7,704             7,423              7,436
         Income tax receivable                                       --               645                412
         Inventories (note 2)                                     4,611             3,809              3,486

         Prepaid expenses and other                               1,399             1,240              1,640

         Deferred tax asset (note 7)                                318               644                542
                                                              ---------         ---------          ---------
                  Total current assets                           16,560            33,938             27,801
Equipment and vehicles, less accumulated                         33,872            41,624             51,211
depreciation (notes 3 and 4)
Other assets                                                        46                 44                140
                                                              ---------         ---------          ---------
                                                              $  50,478         $  75,606           $ 79,152
                                                              =========         =========           ========


Liabilities and Shareholders' Equity Current liabilities:
         Checks in transit                                    $   1,409         $     553           $  1,117
         Accounts payable                                         1,568             7,005              8,875
         Accrued expenses (note 5)                                3,697             4,103              3,587
                                                              ---------         ---------          ---------
                  Total current liabilities                       6,674            11,661             13,579
Long-term debt (note 6)                                             400                --                 --
Deferred tax liability (note 7)                                   4,576             3,885              4,248

                                                              ---------         ---------          ---------
         Total liabilities                                       11,650            15,546             17,827
                                                              ---------         ---------          ---------
Commitments (notes 10 and 12)
Shareholders' equity (notes 8 and 9):
         Preferred stock, no par value.
                  Authorized 5,000 shares; 0, 1,778                  --            19,853             19,798
                  and 1,778 shares issued and
                  outstanding, respectively
         Common stock, no par value.
                  10,000, 50,000 and 50,000 shares               16,601            18,617             19,143
                  authorized, respectively; 6,931,
                  7,057, and 7,091 shares issued and
                  outstanding, respectively
         Accumulated Other comprehensive income                    (52)             (107)                161
         Retained earnings                                       22,279            21,697             22,223
                                                              ---------         ---------          ---------

                  Total shareholders' equity                     38,828            60,060             61,325
                                                              ---------         ---------          ---------
                                                              $  50,478         $  75,606          $  79,152
                                                              =========         =========          =========

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                                                Six-month period ended
                                                          Fiscal year ended June 30,                 December 31,
                                                       1996           1997            1998           1997           1998
                                                  ---------     ----------     -----------     ----------     ----------
                                                                                               (unaudited)
Sales                                             $  67,538     $   69,881     $    68,352     $   32,947     $   33,334
Less discounts                                       11,728         11,676          11,331          5,285          5,802
Net sales                                            55,810         58,205          57,021         27,662         27,532
Cost of sales                                        28,010         28,389          28,224         14,041         14,265
                                                  ---------     ----------     -----------     ----------     ----------
Gross profit                                         27,800         29,816          28,797         13,621         13,267
Selling, general and administrative expense          19,489         20,445          21,491         10,175         11,437
Non-cash stock compensation (note 8)                     --             --           1,146             --             --

Special charges (note 4)                                 --          4,088           6,380             --             --
                                                  ---------     ----------     -----------     ----------     ----------
Operating income (loss)                               8,311          5,283            (220)         3,446          1,830
Interest expense                                        957            396              68             22             40
Other expense (income), net                             464            720             667            266           (328)
                                                  ---------     ----------     -----------     ----------     ----------
Income (loss) before income taxes                     6,890          4,167            (955)         3,158          2,118
Provision (benefit) for income taxes (note 7)         2,766          1,592            (373)         1,234            807
                                                  ---------     ----------     -----------     ----------     ----------
Net income (loss)                                 $   4,124     $    2,575     $      (582)    $    1,924     $    1,311
                                                  =========     ==========     ===========     ==========     ==========


Earnings per share computation:

Net Income                                        $   4,124     $    2,575     $      (582)    $    1,924     $    1,311
Preferred stock dividends                                --             --              --             --           (785
                                                  ---------     ----------     -----------     ----------     ----------
Net income available to common shareholders       $   4,124     $    2,575     $      (582)    $    1,924     $      526
                                                  =========     ==========     ===========     ==========     ==========
Basic net income (loss) per share:
     Shares outstanding                               6,451          6,666           6,992          6,967          7,074
                                                  =========     ==========     ===========     ==========     ==========
     Net income (loss) per share                  $    0.64     $     0.39     $     (0.08)    $      .28     $      .07
                                                  =========     ==========     ===========     ==========     ==========

Diluted net income (loss) per share:
     Shares outstanding                               7,262          7,285           6,992          7,356          7,488
                                                  =========     ==========     ===========     ==========     ==========
     Net income (loss) per share                  $    0.57     $     0.35     $     (0.08)    $      .26     $      .07
                                                  =========     ==========     ===========     ==========     ==========

See accompanying notes to consolidated financial statements.

                 Consolidated Statement of Shareholders' Equity
                                 (In thousands)


                                                                                                  Accumulated
                                                                                                    Other
                                  Comprehensive      Preferred Stock          Common Stock        Comprehesive   Retained     Total
                                     Income        Shares     Amounts      Shares     Amounts       Income       Earnings
                                  --------------------------------------------------------------------------------------------------
Balances, June 30, 1995                                      $    --      6,432      $15,940       $     8       $15,580    $31,528
Comprehensive income                                 --           --         --           --            --            --         --
   Net income                        $4,124          --           --         --           --            --         4,124      4,124
   Other Comprehensive                               --           --         --           --            --            --         --
   income (loss), net of tax
      Foreign currency                 (482)         --           --         --           --          (482)           --       (482)
                                     ------
      translation adjustment
Comprehensive income                 $3,642          --           --         --           --            --            --         --
                                     ======
Exercise of stock options                            --           --         36          137            --            --        137
Tax benefit of stock options                         --           --         --           26            --            --         26
Issuance of stock to employees                       --           --         16          111            --            --        111
                                                  -----      -------     ------      -------       -------       -------    -------
                                                      -
Balances, June 30, 1996                              --           --      6,484       16,214         (474)        19,704     35,444
Comprehensive income
   Net income                        $2,575          --           --         --           --            --         2,575      2,575
   Other Comprehensive                               --           --         --           --            --            --         --
   income, net of tax
      Foreign currency                  422          --           --         --           --           422            --        422
                                     ------
      Translation adjustment
Comprehensive income                 $2,997          --           --         --           --            --            --         --
                                     ======
Exercise of stock options                            --           --        468          517            --            --        517
Tax benefit of stock options                         --           --         --           96            --            --         96
Issuance of stock to employees                       --           --          6           53            --            --         53
Purchase of outstanding shares                       --           --        (27)        (279)           --            --       (279)
                                                  -----      -------     ------      -------       -------       -------    -------
                                                     --
Balances, June 30, 1997                              --           --      6,931       16,601           (52)       22,279     38,828
Comprehensive income
   Net loss                          $(582)          --           --         --           --            --          (582)      (582)
   Other Comprehensive                               --           --         --           --            --            --         --
   income (loss), net of tax
      Foreign currency                 (55)          --           --         --           --           (55)           --        (55)
                                     ------
      translation adjustment
Comprehensive income (loss)          $(637)          --           --         --           --            --            --         --
                                     ======
Exercise of stock options                            --           --        114          571            --            --        571
Tax benefit of stock options                         --           --         --          201            --            --        201
Issuance of stock to employees                       --           --         12           98            --            --         98
Issuance of preferred stock                       1,778       19,853         --           --            --            --     19,853
Noncash stock compensation                           --           --         --        1,146            --            --      1,146
                                                  -----      -------     ------      -------       -------       -------    -------
Balances, June 30, 1998                           1,778       19,853      7,057       18,617          (107)       21,697     60,060
Comprehensive income
   Net income                        $1,311          --           --         --           --            --         1,311      1,311
   Other Comprehensive                               --           --         --           --            --            --         --
   income, net of tax
      Foreign currency                  268          --           --         --           --           268            --        268
                                     ------
      translation adjustment
Comprehensive income                 $1,579          --           --         --           --            --            --         --
                                     ======
Exercise of stock options                            --           --         28          179            --            --        179
Tax benefit of stock options                         --           --         --          304            --            --        304
Issuance of stock to employees                       --           --          6           43            --            --         43
Issuance cost of preferred stock                     --         (55)         --           --            --            --        (55)
Preferred stock dividends                            --           --         --           --            --          (785)      (785)
                                                  -----      -------     ------      -------       -------       -------    -------
                                                                  --
Balances, December 31, 1998                       1,778      $19,798      7,091      $19,143       $   161       $22,223    $61,325
                                                  =====      =======     ======      =======       =======       =======    =======

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                             Fiscal year ended June 30,            Six-month period ended
                                                                                                        December 31,
                                                          1996           1997           1998          1997           1998
                                                    ----------   ------------   ------------   -----------      ---------
                                                                                                 (unaudited)
Operating activities:
Net Income (Loss)                                        4,124          2,575          (582)         1,924          1,311
   Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
   Depreciation and amortization                         5,101          5,591          5,953         2,795          3,787
   Loss (gain) on disposal of                               40            234            175            79             (8)
   Equipment and vehicles
   Non-cash stock compensation                              --             --          1,146            --             --
   Special charges                                          --          4,088          6,380            --             --
   Changes in items affecting
   Operations:
     Accounts receivable                                  (529)          (440)           281           144            (13)
     Inventories                                         1,292            566           (692)         (384)           323
     Income Taxes Receivable                                --             --           (645)           --            233
     Prepaid expenses and other                            146           (189)             5          (402)          (400)
     Accounts payable                                      306           (231)         5,437           712          1,870
     Accrued expenses                                       70            324            229         (446)           (516)
     Deferred income taxes                                 817           (311)        (1,017)          512            465
                                                    ----------   ------------   ------------   -----------      ---------
        Total operating activities                      11,367         12,207         16,670         4,934          7,052
                                                    ----------   ------------   ------------   -----------      ---------
Investing activities:
   Proceeds from sale of equipment                         146            456          1,780           270            684
   Capital expenditures                                 (5,494)        (4,562)       (20,155)       (5,678)       (13,811)
   Other                                                    44            (33)             2            --            (96)
                                                    ----------   ------------   ------------   -----------      ---------
        Total investing activities                      (5,304)        (4,139)       (18,373)       (5,408)       (13,223)
                                                    ----------   ------------   ------------   -----------      ---------
Financing activities:
   Change in checks in transit                            (484)           471           (856)         (152)           564
   Net borrowings on notes payable                      (6,110)        (7,728)          (400)         (400)            --
   Net proceeds from issuance of
   Common stock                                            274            387            870           293            526
   Net proceeds from issuance of Preferred Stock            --             --         19,853            --             --
   Issuance cost of preferred stock                         --             --             --            --            (55)
   Preferred stock dividends                                --             --             --            --           (785)
                                                    ----------   ------------   ------------   -----------      ---------
        Total financing activities                      (6,320)        (6,870)        19,467          (259)           250
                                                    ----------   ------------   ------------   -----------      ---------
Effect of exchange rate changes                            375            457           (115)          179             29
                                                    ----------   ------------   ------------   -----------      ---------
Net increase in cash and cash equivalents                  118          1,655         17,649          (554)        (5,892)
Beginning cash and cash equivalents                        755            873          2,528         2,528         20,177
                                                    ----------   ------------   ------------   -----------      ---------
Ending cash and cash equivalents                   $       873   $      2,528   $     20,177   $     1,974     $   14,285
                                                    ==========   ============   ============   ===========     ==========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies:

     Description of Business

     TRM Corporation (formerly TRM Copy Centers Corporation), headquartered in Portland, Oregon, as its primary business, owns, supplies and maintains approximately 31,000 self-service photocopiers in large-format, multi-site retailer locations, pharmacies, stationery stores, hardware stores, convenience stores and other retail establishments in the United States, Canada, the United Kingdom, France. Each retail establishment collects payment from its customers, shares in the revenue of the photocopier and benefits from any increase in customer traffic within the store.

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

     Accounts receivable are shown net of allowance for doubtful accounts of $148,000, $156,000 and $172,000 at June 30, 1997 and 1998 and December 31, 1998,
respectively.

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

          Photocopy centers                        5-10 years
          Furniture and fixtures                    5-7 years
          Computer equipment                          5 years
          Vehicles                                    5 years

     Income Taxes

     The Company accounts for income taxes utilizing the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws to the taxable years in which such differences are expected to reverse.

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

     Statements of Cash Flows Supplemental Information

     Income taxes paid were approximately $2,465,000, $1,635,000 and $1,171,000 for the fiscal years 1996, 1997 and 1998, respectively. During the six-month period ended December 31, 1997 (unaudited) and December 31, 1998, income taxes paid were approximately $808,000 and $280,000, respectively. Interest paid does not materially differ from interest expense.

     Net Income (Loss) Per Share

     The Company follows the provisions of SFAS 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if convertible preferred shares outstanding at the beginning of each year were converted at those dates with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock was not included in the computation of diluted earnings per common share for the fiscal period ended June 30, 1998 or the six-month period ended December 31, 1998, since it would have resulted in an antidilutive effect. Dilutive common shares consist of options to purchase common stock.

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

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholder's equity.

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

     Effect of Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company has adopted SFAS No. 130 in this report, and has shown comprehensive income as part of the consolidated statement of shareholders' equity. Previous financial statements have been retroactively reclassified for comparative purposes.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement established standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. During the period ended December 31, 1998, the Company adopted SFAS No. 131. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information as shown in note 11 to the financial statements included as part of this report.

2. Inventories (in thousands):

                                              June 30,                 December 31,
                                          1997              1998              1998
                                   -----------       -----------       -----------
Paper                              $     1,231       $     1,019               795
Toner and developer                        692               629               678

Parts                                    2,688             2,161             2,013
                                   -----------       -----------       -----------
                                   $     4,611       $     3,809       $     3,486
                                   ===========       ===========       ===========

3. Equipment and Vehicles (in thousands):

                                              June 30,                  December 31,
                                          1997              1998               1998
                                   -----------       -----------       ------------
Photocopiers                       $    45,232       $    50,741       $     64,094
Furniture and fixtures                   1,899             1,436              1,474
Computer equipment                       1,381             1,834              1,976

Vehicles                                 5,109             4,680              3,626
                                   -----------       -----------       ------------
                                        53,621            58,691             71,170

Accumulated depreciation                19,749            17,067             19,959
                                   -----------       -----------       ------------
                                   $    33,872       $    41,624       $     51,211
                                   ===========       ===========       ===========

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

     During the period ended June 30, 1997, the Company recognized a non-cash impairment charge of $4,088,000 pretax ($2,526,000 and $0.35 per share after tax). This charge included impairment write downs of equipment in three categories: color copiers, custom business card printing components and certain older generation black and white copiers. It was concluded during 1997 that the equipment purchased in 1993 and 1994 to support the Company's color and business card businesses was technologically dated and that the full asset carrying amounts were not recoverable. In addition, the Company entered an agreement with a major copier manufacturer to purchase a new generation black and white copier ("NextGen(TM)") to expand its core black and white photocopy business.

     During the period ended June 30, 1998, new management joined the Company and evaluated the performance of assets in the photocopy business. With the growth of the NextGen(TM) photocopy program, the Company has decided to retire over half of its older Savin photocopiers at low-volume locations, resulting in the recording of special charges as noted hereafter:

     Disposal of under-performing machines                                                             $4,324
     Disposal of replacement parts and inventory relating to under-performing machines                  1,494
     Other                                                                                                562
                                                                                                       ------
     Total special charges                                                                             $6,380
                                                                                                       ======

5. Accrued Expenses (in thousands):

                                                                      June 30,                       December 31,
                                                                  1997                 1998                 1998
                                                        --------------       --------------       --------------
Accrued payroll expenses                                $        2,550       $        2,918       $        2,287
Customer security deposits                                         250                  218                  225
Accrued taxes other than income                                    475                  330                  358

Other accrued expenses                                             422                  637                  717
                                                        --------------       --------------       --------------

                                                        $        3,697       $        4,103       $        3,587
                                                        ==============       ==============       ==============

6. Bank Borrowings (in thousands):

                                                                     June 30,                       December 31,
                                                                  1997                1998                 1998
                                                        --------------       --------------       --------------

Bank revolving loan, unsecured, maximum limit of        $          400       $           --       $           --
$30.0 million                                           ==============       ==============       ==============

     The revolving loan agreement calls for monthly payments of interest only until expiration on April 1, 2000, or as renegotiated. At that time, no additional borrowings will be available, and the outstanding loan balance will be due and payable. The arrangement allows the Company to choose from interest rate alternatives based on the bank's reference rate or on LIBOR. It also calls for a loan fee which was paid at the date of the loan. The interest rate applicable to bank borrowings as of December 31, 1998 was 7.75%. The loan agreement contains certain restrictive covenants as to working capital, total liabilities and stockholders' equity. The Company is in compliance with the covenants.


7. Income Taxes:

     Income (loss) before income taxes is as follows (in thousands):

                                                                                          Six-Month Period
                                             Fiscal Year Ended June 30,                   Ended December 31
                                             --------------------------                   -----------------
                                                                                              (unaudited)
                                              1996           1997          1998           1997          1998
                                              ----           ----          ----           ----          ----
United States                            $    6,730    $    1,223    $   (3,900)    $    1,482    $      971
Foreign                                         160         2,944         2,945          1,676         1,147
                                         -------------------------------------------------------------------
                                         $    6,890    $    4,167    $     (955)    $    3,158    $    2,118
                                         ===================================================================

     The components of income tax expense (benefit) are as follows (in thousands):

                                                                                               Six-Month Period
                                                    Fiscal Year Ended June 30,                 Ended December 31,
                                                    --------------------------                 ------------------
                                              1996            1997           1998            1997           1998
                                              ----            ----           ----            ----           ----
                                                                                          (unaudited)
Current:
    Federal                            $     1,459    $      1,074    $      (537)    $        21    $        --
    State                                      424             459             --               9             --
    Foreign                                     66             370            877             433            275

Deferred:
    Federal                                    564          (1,097)          (598)            329            314
    State                                      164            (320)          (384)             70             68
    Foreign                                     89           1,106            269             372            150
                                       -------------------------------------------------------------------------
                                       $     2,766     $     1,592    $      (373)    $     1,234    $       807
                                       =========================================================================

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                 June 30,             December 31,
                                                 --------             ------------
                                           1997              1998             1998
                                           ----              ----             ----
Current:
   Accrued liabilities               $      225        $      432       $      428
   Accounts receivable allowance             55                52               52
   Other                                     38               160               62
                                     ---------------------------------------------
                                     $      318        $      644       $      542
                                     ==============================================

Noncurrent:
   Deferred Compensation             $     ----        $      458       $      443
   Net operating losses                    ----               126              498
   Tax depreciation in excess
   of book depreciation                  (4,576)           (4,469)          (5,189)
                                     ---------------------------------------------
                                     $   (4,576)       $   (3,885)      $   (4,248)
                                     =============================================

No valuation  allowance has been recorded at June 30, 1997, or 1998, or December
31, 1998.

     The effective tax rate differs from the federal statutory tax rate as follows:

                                                                                            Six-Month Period
                                                   Fiscal Year Ended June 30,               Ended December 31
                                                   --------------------------               -----------------
                                                                                           (unaudited)

                                                  1996            1997           1998          1997            1998
                                                  ----            ----           ----          ----            ----
Statutory federal rate                           34.0%            34.0%          34.0%         34.0%           34.0%
State taxes, net of federal benefit               5.9              7.6            5.0           6.1             1.8
(Benefit) provision for foreign tax rates        ----             (4.1)          (5.1)         (1.8)            0.4
Other                                             0.2              0.7            5.2           0.8             1.9
                                              ----------------------------------------------------------------------
                                                 40.1%            38.2%          39.1%         39.1%           38.1%
                                              ======================================================================

8. Stockholders' Equity:

     Preferred Stock

     On June 24, 1998 the Company issued and sold 1,777,778 Series A Preferred Shares and Warrants to purchase 500,000 shares of Common Stock for net proceeds of approximately $19.8 million. Each share of Preferred Stock has one vote, and votes together with the Common Stock as a single class on all matters. Each share is convertible at any time at the option of the holder into .7499997 of a share of Common Stock. In addition, each share of Preferred Stock is automatically converted into .7499997 shares of Common Stock if the price of Common Stock is at least $20.00 for a period of 90 consecutive days commencing after June 30, 1999. The conversion ratio and exercise prices are adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in March, June, September and December of each year, commencing June 1998, at the rate of 7-1/2% per annum. In the event of any liquidation, dissolution or winding up of the affairs of the Company, each holder of Series A Preferred Stock shall be paid the aggregate Liquidation Value, $11.25 per share, plus all accumulated and unpaid dividends to the date of liquidation, dissolution or winding up of affairs before any payment to holders of Junior Securities. Preferred dividends totaling $785,000 were paid during the six-month period ending December 31, 1998.

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

     Common Stock Warrants

     On June 24, 1998 the Company granted Warrants to purchase 500,000 shares of Common Stock at $15.00 a share . The Warrants are exercisable in whole or in increments of at least 75,000 shares and expire as to 200,000 shares three years after the date of grant and as to 300,000 shares seven years after the date of grant. The Warrants may be exercised by the payment of cash, by payment in shares of Common Stock, or on a cashless basis whereby the Company will issue the number of shares of Common Stock equal in value to the difference between the fair market value of the Warrant shares and the exercise price.

     Common Stock Options

     The Company reserved 1,300,000 shares of common stock for issuance under an incentive and nonqualified stock option plan established in 1986 (the "1986 Plan"). In October 1996, the 1996 Stock Option Plan (the "1996 Plan") was approved by shareholders of the Company, which provided for the granting of a maximum of 700,000 options to purchase common shares to key employees of the Company. In June 1998, shareholders of the Company approved increasing the maximum options in the 1996 Plan from 700,000 to 1,200,000, bringing the total shares of common stock for issuance under stock option plans to 2,500,000. Under both plans ("the Plans"), incentive stock options are granted at no less than 100% of the fair market value per share of the common stock. Nonqualified stock options under the 1986 Plan were granted at prices determined by the Board of Directors, while grants under the 1996 Plan are granted at no less than 100% of fair market value. The options are exercisable over a period of ten years from the date of grant. Generally, the options vest over five years.

     A summary of stock option activity follows:

                                                   Shares                    Price Range              Weighted
                                                Under Option                                           Average
                                                                                                   Exercise Price
                                           ---------------------------------------------------------------------
Balance, June 30, 1996                             1,383,050           $     .25  -  $  10.625         $    4.12
   Options granted                                   146,500           $   9.875  -  $  10.375         $   10.28
   Options exercised                               (468,200)           $     .25  -  $    6.75         $    1.11
   Options canceled                                 (12,800)           $    6.25  -  $  10.625         $    7.01
                                           ---------------------------------------------------------------------
Balance, June 30, 1997                             1,048,550           $    2.00  -  $  10.625         $    6.29
   Options granted                                   437,500           $    9.00  -  $   14.50         $    9.99
   Options exercised                               (113,850)           $    4.00  -  $  10.375         $    5.01
   Options canceled                                 (32,700)           $    6.25  -  $  10.625         $    8.39
                                           ---------------------------------------------------------------------
Balance, June 30, 1998                             1,339,500           $    2.00  -  $   14.50         $    7.56
   Options granted                                   256,500           $    8.00  -  $   10.00         $    8.85
   Options exercised                                (28,200)           $   4.125  -  $   6.375         $    6.35
   Options canceled                                 (55,400)           $    6.25  -  $  10.375         $    9.03
                                           ---------------------------------------------------------------------
Balance, December 31, 1998
   (1,060,320 exercisable,
   160,400 available for grant)                    1,512,400           $    2.00  -  $  10.375         $    7.13
                                           =====================================================================

     On December 14, 1998, the Company repriced a total of 608,500 options from their original granted exercise price to $8.00 which was above the market value on that date. The weighted average of the original exercise price of the options was $11.60. No compensation expense was required to be recorded in the financial statements of the Company as a result of the repricing.

     A summary of stock options outstanding follows:

                                            Options Outstanding                                        Options Exercisable
                      ---------------------------------------------------------------     -----------------------------------------
                                                   Weighted            Weighted                                          Weighted
                              Number               Average              Average                   Number                  Average
      Range of            Outstanding at          Remaining            Exercise               Exercisable at             Exercise
   Exercise Price        December 31,1998      Contractual Life          Price               December 31, 1998             Price
-----------------------------------------------------------------------------------------------------------------------------------
$  2.00 to $  4.87           429,900                 5.7                $ 3.74                    399,900                 $ 3.71
$  5.50 to $  7.50           124,000                 6.7                $ 6.21                    73,400                  $ 6.07
$10.00 to $10.375            958,500                 8.8                $ 8.77                    587,020                 $ 9.03
-----------------------------------------------------------------------------------------------------------------------------------
$  2.00 to $10.375           1,512,400               7.7                $ 7.13                    1,060,320               $ 6.82
===================================================================================================================================

     The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans, except for $1,146,000 in fiscal 1998 for the extension of the exercise period for certain directors. Had compensation cost for the Company's stock option and stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                                       Six months
                                                                                                         ended
                                                                 Fiscal Year Ended June 30,           December 31,
                                                     --------------------------------------------
                                                          1996            1997          1998             1998
                                                          ----            ----          ----             ----
                                                         (In thousands except per share amounts)
Net Income                         As Reported       $   4,124       $   2,575     $    (582)       $   1,311
                                   Pro Forma         $   4,076       $   2,395     $  (1,339)       $   1,129

Earnings per share - basic         As Reported       $     .64       $     .39     $    (.08)       $     .07
                                   Pro Forma         $     .63       $     .36     $    (.19)       $     .05

Earnings per share - diluted       As Reported       $     .57       $     .35     $    (.08)       $     .07

                                   Pro Forma         $     .56       $     .33     $    (.19)       $     .05

     For purposes of the pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The weighted average fair value of options granted for the fiscal years ended June 30, 1996, 1997, 1998, and for the six-month period ended December 31, 1998 as calculated by the Black-Scholes model, and the assumptions used are shown in the following table:

                                                                                                              Six-month
                                                                                                            Period ended
                                                                 Fiscal Year Ended June 30,                  December 31,
                                                          1996              1997              1998               1998
                                                          ----              ----              ----               ----
Weighted average fair value of options:            $      4.24        $     4.13        $     3.59        $      2.78
Dividend yield:                                             --                --                --                 --
Expected volatility:                                     43.65%            39.60%            36.80%             35.60%
Risk-free interest rate:                                  6.46%             6.40%             5.52%              4.61%
Expected life:                                         4 years           4 years           4 years            4 years

     The results of applying SFAS No. 123 for providing the pro-forma disclosure for the periods presented above are not likely to be representative of future years because options are generally granted on an annual basis and vest over time.

9. Benefit Plans:

     Profit Sharing Retirement Plan

     On January 1, 1990, the Company established a profit sharing retirement plan for eligible U.S. employees. The Plan has profit sharing and 401(k) components. The Company's contribution under the profit sharing portion of the Plan is discretionary. Under the 401(k) part of the Plan, each employee may contribute, on a pretax basis, up to 20% of the employee's gross earnings, subject to certain limitations. The Company also has supplemental retirement plans in Canada and the United Kingdom. The Company accrued profit sharing contributions of $240,000 for fiscal 1996, $260,000 for fiscal 1997 and $270,000 for fiscal 1998. No amounts were accrued for profit sharing during the six-month period ended December 31, 1997 (unaudited) or December 31, 1998.

     Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan permits each eligible employee to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. Amounts accumulated through payroll deductions during the offering period are used to purchase shares on the last day of the offering period. Of the 100,000 shares authorized to be issued under the Plan, 71,700 shares have been purchased, and 28,300 shares remain available for purchase as of December 31, 1998.


10. Commitments:

     The Company leases vehicles and office and warehouse space in several locations under operating leases. Minimum lease payments are as follows:
$2,229,000, $1,980,000, $1,660,000, $1,284,000 and $938,000 for calendar years
1999, 2000, 2001, 2002 and 2003, respectively, and $3,647,000 thereafter. Rental expense for fiscal years 1996, 1997 and 1998 was $1,921,000, $2,358,000 and
$2,818,000, respectively. Rental expenses for the six-month periods ended December 31, 1997 (unaudited) and 1998 were 1,273,000 and 1,313,000, respectively.

     In 1998, the Company entered an agreement with Konica Business Machines ("Konica") to purchase 10,000 new, state-of-the-art black and white NextGen(TM) photocopiers over a three year span. At December 31, 1998, the Company had purchased over 6,000 units under this agreement. The Company fulfilled its remaining obligation under an earlier contract with Konica to purchase 7500 photocopiers during the six-month period ended December 31, 1998.

11.   Information about Geographic Areas:

     During the year ended December 31, 1998, the Company adopted SFAS 131, "Disclosures about Segment of an Enterprise and Related Information." The Company's chief operating decision maker monitors both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The Company owns and maintains self-service photocopy machines in retail establishments. The Company believes similarities in the nature and delivery of service, type of customers (engaged in retail sales), and economic characteristics allow for aggregation of the geographies into one reportable segment under SFAS 131. Accordingly, the Company is engaged in one reportable segment defined as photocopy services.

     Revenues are attributed to geographic areas based on the location of the assets producing the revenues. All revenues are attributed to external customers. No customers accounted for 10% or more of the Company's revenue for the three-year period ended June 30, 1998, or the six-month period ended December 31, 1997 or 1998. Information about the Company's domestic and foreign operations are presented hereafter (in thousands).

                                                   SALES                                          LONG LIVED ASSETS

                                                                  Six-month period
                           Fiscal year ended June 30,            ended December 31,              June 30,        December 31,
                      ------------------------------------    ------------------------ --------------------------------------
                         1996         1997         1998          1997         1998          1997         1998          1998
                                                             (unaudited)
United States         $45,559      $43,949      $41,563       $20,204      $20,813       $16,585      $23,554       $33,975
Foreign:
United Kingdom         14,883       18,335       19,437         9,153        9,113        12,926       12,634        11,691
Canada                  4,404        4,543        4,223         2,124        1,894         1,798        2,059         2,135
France                  2,692        3,038        3,093         1,442        1,514         2,403        3,421         3,550
Other                      --           16           36            24           --           206           --            --
---------------------------------------------------------------------------------------------------------------------------
                      $67,538      $69,881      $68,352       $32,947      $33,334       $33,918      $41,668       $51,351
===========================================================================================================================

12. Subsequent Event

     On January 22, 1999, the Company signed a seven-year contract to be the exclusive provider of automated teller machine (ATM) services for a chain of approximately 1,100 convenience stores located primarily in the Southeast region of the United States. Under the terms of the contract, the Company will be required to pay a total of $700,000 for the exclusive right to provide ATM services for the seven-year period upon the first installation of an ATM in one of the stores. The terms of the contract require that the Company install a minimum of 630 ATMs over an eighteen-month period.

13. Quarterly Financial Information (Unaudited)

                                                                          First           Second          Third          Fourth
                                                                        Quarter          Quarter        Quarter         Quarter
                                                                       --------         --------       --------        --------
                                                                                 (In thousands except per share amounts)
Fiscal year ended June 30, 1997:
   Sales                                                               $ 16,577         $ 17,347       $ 18,023        $ 17,934
   Net Sales                                                             13,841           14,427         14,981          14,956
   Gross Profit                                                           6,917            7,284          7,851           7,764
   Net Income (loss)                                                      1,037            1,163          1,365           (990)
   Preferred Stock Dividend                                                  --               --             --              --
   Net income (loss) available to common shareholders                     1,037            1,663          1,365           (990)
   Basic Net Income (loss) per share                                        .16              .18            .20           (.14)
   Diluted Net Income (loss) per share                                      .14              .16            .19           (.14)
Fiscal year ended June 30, 1998:
   Sales                                                               $ 16,238         $ 16,709       $ 17,648        $ 17,757
   Net Sales                                                             13,668           13,994         14,702          14,657
   Gross Profit                                                           6,774            6,847          7,288           7,888
   Net Income (loss)                                                      1,033              891        (3,173)             667
   Preferred Stock Dividend                                                  --               --             --              --
   Net income (loss) available to common shareholders                     1,033              891        (3,173)             667
   Basic Net Income (loss) per share                                        .15              .13          (.45)             .09
   Diluted Net Income (loss) per share                                      .14              .12          (.45)             .09
Six-month period ended December 31, 1998:
   Sales                                                               $ 15,848         $ 17,486            N/A             N/A
   Net Sales                                                             13,169           14,363
   Gross Profit                                                           6,213            7,054
   Net Income                                                               484              827
   Preferred Stock Dividend                                               (404)            (381)
   Net income available to common shareholders                               80              446
   Basic Net Income per share                                               .01              .06
   Diluted Net Income per share                                             .01              .06

                          Independent Auditors' Report



The Board of Directors
  TRM Corporation (formerly TRM
  Copy Centers Corporation):

Under date of February 19, 1999, we reported on the consolidated balance sheets of TRM Corporation (formerly TRM Copy Centers Corporation) as of December 31, 1998 and June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the six months ended December 31, 1998 and for each of the years in the three-year period ended June 30, 1998, which are included in Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, as listed in the 14(a)(2) for Form 10-K of TRM Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG PEAT MARWICK LLP

Portland, Oregon
February 19, 1999

    TRM Corporation (formerly TRM Copy Centers Corporation) and Subsidiaries

                Schedule III - Valuation and Qualifying Accounts

                    Years ended June 30, 1996, 1997 and 1998
                  and transition period ended December 31, 1998
                                 (In thousands)


                                           Balance at      Charged to      Charged to                    Balance at
                                          Beginning of      Costs and        Other       Deductions -     End of
                                             Period         Expenses       Accounts       Write Offs      Period
                                        ----------------------------------------------------------------------------
Year ended June 30, 1996
   Allowance for doubtful accounts            $266            $700            $ --          $(679)         $287
                                        ============================================================================
Year ended June 30, 1997
   Allowance for doubtful accounts            $287            $835            $ --          $(974)         $148
                                        ============================================================================
Year ended June 30, 1998
   Allowance for doubtful accounts            $148            $771            $ --          $(763)         $156
                                        ----------------------------------------------------------------------------
   Reserve for deposit                        $100            $200            $ --           $ --          $300
                                        ----------------------------------------------------------------------------
Six months ended December 31,
1998
   Allowance for doubtful accounts            $156               $349         $ --            $(333)       $172
                                        ----------------------------------------------------------------------------
   Reserve for deposit                        $300            $ --            $ --            --           $300
                                        ============================================================================