Form 10-Q
period 1999-03-31
TRM CORP
filed 1999-05-17
CIK 749254

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                      Commission file number     0-19657
                                             ---------------

                                 TRM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Oregon                                93-0809419
      ----------------------------               -------------------
      (State or other jurisdiction                 (I.R.S.Employer
           of incorporation or                    Identification No.)
              organization)


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

YES  [X]    NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          CLASS                             OUTSTANDING AT MARCH 31, 1999
       ------------                         -----------------------------
       Common Stock                                   7,101,339

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TRM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (In thousands)

                                                                                   December 31,           March 31,
                                                                                          1998                1999
                                                                                --------------      --------------
              ASSETS

Current assets:
        Cash and cash equivalents                                               $       14,285      $        8,923
        Accounts receivable, net                                                         7,436               7,222
        Income tax receivable                                                              412                 266
        Inventories                                                                      3,486               2,912
        Prepaid expenses and other                                                       1,640               2,039
        Deferred tax asset                                                                 542                 542
                                                                                --------------      --------------
                   Total current assets                                                 27,801              21,904
Equipment and vehicles, less accumulated depreciation                                   51,211              51,301
Other assets                                                                               140                 839
                                                                                --------------      --------------

                                                                                $       79,152      $       74,044
                                                                                ==============      ==============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Checks in transit                                                       $        1,117      $        1,193
        Accounts payable                                                                 8,875               3,493
        Accrued expenses                                                                 3,587               3,975
                                                                                --------------      --------------
                  Total current liabilities                                             13,579               8,661
Deferred income taxes                                                                    4,248               4,189
                                                                                --------------      --------------
                  Total liabilities                                                     17,827              12,850
                                                                                --------------      --------------
Shareholders' equity:
        Preferred stock, no par value.  Authorized
                  5,000 shares; 1,778 shares issued
                  and outstanding                                                       19,798              19,798
        Common stock, no par value.  Authorized
                  50,000 shares; issued and
                  outstanding 7,091 and 7,101 shares, respectively                      19,143              19,208
Accumulated other comprehensive income                                                     161                (546)
Retained earnings                                                                       22,223              22,734
                                                                                --------------      --------------
                  Total shareholders' equity                                            61,325              61,194
                                                                                --------------      --------------

                                                                                $       79,152      $       74,044
                                                                                ==============      ==============

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                                       Three Months Ended
                                                                           March 31,
                                                              ----------------------------------
                                                                        1998                1999
                                                              --------------      --------------
Sales                                                         $       17,648      $       16,948
Less discounts                                                         2,946               3,089
                                                              --------------      --------------
                Net sales                                             14,702              13,859
Cost of sales                                                          7,454               7,109
                                                              --------------      --------------
                Gross profit                                           7,248               6,750
Selling, general and administrative expense                            5,837               5,425
Special Charge                                                         6,380                  --
                                                              --------------      --------------
                Operating income (loss)                               (4,969)              1,325
Other (income) expense:
        Interest                                                          43                  30
        Other, net                                                       180                (150)
                                                              --------------      --------------
                Income (loss) before income taxes                     (5,192)              1,445
Provision for income taxes                                            (2,019)                564
                                                              --------------      --------------
                Net income (loss)                             $       (3,173)     $          881
                                                              ==============      ==============

Earnings per share computation:
Net income (loss)                                             $       (3,173)     $          881
Preferred stock dividends                                                 --                (370)
                                                              --------------      --------------
Net income (loss) available to common
   shareholders                                               $       (3,173)     $          511
                                                              ==============      ==============
Basic net income (loss) per share:
        Shares outstanding                                             6,990               7,101
                                                              --------------      --------------
        Net income (loss) per share                           $         (.45)     $          .07
                                                              ==============      ==============
Diluted net income (loss) per  share
        Shares outstanding                                             6,990               7,351
                                                              ==============      ==============
        Net income (loss per share)                           $         (.45)     $          .07
                                                              ==============      ==============

                                 TRM CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (In thousands)


                                                                                              Accumulated
                                                                                                    Other
                                                                                                Comprehen-
                             Comprehensive     Preferred Stock           Common Stock                sive     Retained
                                    Income     Shares      Amounts      Shares       Amounts       Income     Earnings       Total
                             -------------  ---------  -----------  ----------  ------------  -----------  -----------  ----------
Balances, December 31, 1998                     1,778    $  19,798       7,091     $  19,143     $    161    $  22,223   $  61,325
Comprehensive income
  Net income                     $     881         --           --          --            --           --          881         881
  Other Comprehensive
  income (loss), net of tax                        --           --          --            --           --           --          --
    Foreign currency
    translation adjustment            (707)        --           --          --            --         (707)          --        (707)
                                 ---------
Comprehensive income             $     174
Exercise of stock options
Tax benefit of stock options
Issuance of stock to employees                     --           --          10            65           --           --          65
Preferred Stock dividends                          --           --          --            --           --         (370)       (370)
                                            ---------  -----------  ----------  ------------  -----------  -----------  ----------
Balances, March 31, 1999                        1,778    $  19,798       7,101     $  19,208     $   (546)   $  22,734   $  61,194
                                            =========  ===========  ==========  ============  ===========  ===========  ==========

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                    ----------------------------------
                                                                                              1998                1999
                                                                                    --------------      --------------
Operating activities:
        Net income (loss)                                                           $       (3,173)     $          881
        Adjustments to reconcile net
               income to net cash provided by
               operating activities:
               Depreciation and amortization                                                 1,491               1,806
               (Gain) Loss on disposal of equipment
                        and vehicles                                                            91                  (4)
               Special Charges                                                               6,380                  --
               Changes in items affecting operations:
                        Accounts receivable                                                   (300)                214
                        Inventories                                                            (42)                574
                        Income tax receivable                                                   --                 146
                        Prepaid expenses and other                                          (1,471)               (399)
                        Accounts payable                                                     1,895              (5,382)
                        Accrued expenses                                                       840                 388
                        Deferred income tax                                                   (703)                (59)
                                                                                    --------------      --------------
                                 Total operating activities                                  5,008              (1,835)
                                                                                    --------------      --------------
Investing activities:
        Proceeds from sale of equipment                                                        233                  96
        Capital expenditures                                                                (4,833)             (2,816)
        Other                                                                                    1                (700)
                                                                                    --------------      --------------
                                 Total investing activities                                 (4,599)             (3,420)
                                                                                    --------------      --------------
Financing activities:
        Change in checks in transit, net                                                      (208)                 76
        Net borrowings on notes payable                                                        500                  --
        Net proceeds from issuance of common stock                                              10                  65
        Dividends on preferred stock                                                            --                (370)
                                                                                    --------------      --------------
                                 Total financing activities                                    302                (229)
                                                                                    --------------      --------------
        Effect of exchange rate changes                                                       (420)                122
                                                                                    --------------      --------------
Net increase (decrease) in cash and
        cash equivalents                                                                       291              (5,362)
Cash and cash equivalents at beginning
        of period                                                                            1,974              14,285
                                                                                    --------------      --------------
Cash and cash equivalents at end of period                                          $        2,265      $        8,923
                                                                                    ==============      ==============

                                 TRM CORPORATION

        Notes to Condensed Consolidated Financial Statements (unaudited)
        ----------------------------------------------------------------


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

2.   Net Income Per Share:

     Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted including the effect of potentially dilutive securities. For the three months ended March 31, 1998 and 1999, the weighted average number of common shares for basic net income per share computations were 6,990,000 and 7,101,000, respectively. For diluted net income per share, 250,000 shares were added to weighted average shares outstanding for the three months ended March 31, 1999, representing potential dilution for stock options outstanding, calculated using the treasury stock method. In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common stockholders. For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive. For the three months ended March 31, 1998, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.

3.   Inventories (in thousands):

                                      December 31,          March 31,
                                             1998               1999
                                         --------           --------
     Paper                               $    795           $    918
     Toner and developer                      678                582
     Parts                                  2,013              1,412
                                         --------           --------
                                         $  3,486           $  2,912
                                         ========           ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company has continued its strategy of upgrading high-volume customer accounts by installing new NextGen photocopiers and of removing and disposing of under-performing photocopiers. As of March 31, 1999, the Company had 31,354 TRM Centers compared to 33,755 at March 31, 1998, a decrease of 2,401 centers (7.1%).

Results of Operations
---------------------

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).

                                              Percentage Change       As a Percentage of Sales
                                              Increase (Decrease)        1998             1999
                                                                      -------          -------
Sales                                                 (4.0)%            100.0%           100.0%
Sales discounts                                        4.9               16.7             18.2
Cost of sales                                         (4.6)              42.2             42.0
Selling, general and administrative                   (7.1)              33.0             32.0
Special charges                                        N/A               36.2             --
                                                   -------            -------          -------
Operating income (loss)                              126.6              (28.1)             7.8
Interest expense, net                                (30.2)               0.3              0.2
Other expense (income) net                           183.3                1.0             (0.9)
                                                   -------            -------          -------
Income (loss) before income taxes                    459.3              (29.4)             8.5
Provision for income taxes                           127.8               11.4              3.3
                                                   -------            -------          -------
Net income (loss)                                    127.8%             (18.0)%            5.2%
                                                   =======            =======          =======

Three Months ended March 31, 1999 Compared to Three Months ended March 31, 1998
-------------------------------------------------------------------------------

     Sales decreased by $700,000 (4.0%) to $17.0 million for the three months ended March 31, 1999 from $17.7 million for the same period ended March 31, 1998. The decrease was the combined result of a 9.0% increase in average net sales per unit, offset by a 11.9% overall decrease in the number of units billed. The increase in net sales per unit was the result of the higher production achieved through the installation of thousands of new NextGen(TM) photocopiers in existing sites and new multi-site retail locations. At the same time, many low-volume producing sites were eliminated, thus decreasing the total billed units in the field.

     Sales discounts are the portion of revenue retained by retail customers. They generally vary at individual retail businesses depending on volume--the higher the volume, the greater the discount. The upward trend in sales discounts as a percentage of sales in 1999 compared to 1998 reflects changes made in business agreements with new customers over the periods. In 1999, the Company had entered many more long term contracts with multi-site retail customers. Additional discounts were granted in an effort to secure the long-term contracts.

     Costs of sales decreased $305,000 (4.1%) for the three-month period ended March 31,1999 from the same period ended March 31, 1998. Costs of paper, toner and parts decreased by $377,000, while field labor costs decreased by $407,000. These decreases were the result of increased efficiencies gained by the installation of the new NextGen(TM) photocopiers. The cost savings were offset by increased costs of $555,000 for copier machine depreciation. The increased copier depreciation relates to the increase in installed NextGen(TM) photocopiers. Other individually insignificant items explain the rest of the decrease.

     Selling, general and administrative expenses decreased $412,000 (7.1%) from $5.8 million for the three-month period ended March 31, 1998 to $5.4 million for the same period ended March 31, 1999. Selling, general and administrative costs were 32.0 percent and 33.0 percent of sales for 1999 and 1998, respectively. Selling, general and administrative costs decreased primarily due to reduced marketing advertising expense associated with a marketing allowance of $250,000 provided by a vendor of the Company. General reductions in other selling and administrative expenses explain the rest of the decrease.

     During the three months ended March 31, 1998, the Company recorded a pre-tax special charge of $6.4 million ($3.9 million after tax) related to the write-down of certain under-performing assets of its photocopy business. The major components of the 1998 special charge included the disposal of under-performing machines ($4.3 million), the disposal of replacement parts and inventory relating to under-performing machines ($1.5 million) and other charges related to the disposal of equipment ($600,000).

     Interest expense decreased to $30,000 in 1999 from $43,000 in 1998. The decrease was due to a small overall decrease in borrowings on the Company's revolving line of credit during 1999.

     Other expense (income) increased to ($150,000) from $180,000 during the quarter ended March 31, 1999 compared to the three-month period ended March 31, 1998 primarily due to interest income generated of $115,000 related to interest earned on short-term investments as a result of proceeds from the preferred stock offering in June of 1998 as documented in the Company's report on Form 10-K for the year ended December 31, 1998. Also in the prior year, expense of $64,000 was recorded as a penalty by a tax jurisdiction. Additionally, in the prior year, a loss on sale of assets was recorded in the amount of $86,000, while in 1999, the Company recorded a gain on the sale of assets of $4,000. Decreases in other individually significant items explain the rest of the increase in other income (expense) from 1998 to 1999.

     The Company's effective tax rate for 1999 was 39.0 percent, resulting in an income tax provision of $564,000, compared to an effective rate of 38.9 percent and an income tax benefit of $2.0 million in 1998.

Impact of Year 2000
-------------------

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

New Accounting Standards
------------------------

     In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1.") SOP 98-1 is applicable to all nongovernmental entities and provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1 in the accompanying financial statements.

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

Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 1999, the Company used $1.8 million in cashflows for operations due to a decrease of $5.4 million in accounts payable relating to photocopier purchases which were accrued for in December of 1998 but paid during the current quarter. During the same period net working capital decreased from $14.2 million at December 31, 1998 to $13.2 million at March 31, 1999. The Company also has a $30.0 million bank line of credit, with no borrowings outstanding at March 31, 1999. The Company was in compliance with all loan covenants at March 31, 1999. This credit facility expires on April 1, 2000.

     During the three months ended March 31, 1999, the Company funded capital expenditures of $2.8 million primarily from cash. Approximately $1.0 million of the expenditures relate to the acquisition of new software systems currently under implementation. The Company also expended $700,000 to secure a seven-year contract related to its ATM business.

     The Company currently anticipates capital expenditures of approximately $30 million during 1999. Approximately $15 million will be for acquiring photocopiers. The remainder will be for developing the ATM business and other general purposes including computer systems. The Company expects that these sources will provide adequate cash to fund its expansion through at least December 31, 1999.

     Information in this Management's Discussions and Analysis about the Company's goals, plans and expectations regarding expansion and capital expenditures constitutes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company's services, the Company's ability to execute its plans successfully and the volatility of paper costs. Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company's SEC Form 10-K for the year ended December 31, 1998.

Disclosure Regarding Euro Conversion
------------------------------------

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          27.1Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the period.


                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRM CORPORATION


Date:  May 14, 1999                    By: SHAMI PATEL
       ----------------------              -------------------------------------
                                           Shami Patel
                                           Vice President, Finance and
                                           Chief Financial Officer