Form 10-Q
period 1999-06-30
TRM CORP
filed 1999-08-16
CIK 749254

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-19657
                                                -------


                                 TRM CORPORATION
             (Exact name of registrant as specified in its charter)


                    Oregon                           93-0809419
      ---------------------------------          -------------------
       (State or other jurisdiction              (I.R.S.  Employer
      of incorporation or organization)          Identification No.)


                             5208 N.E. 122nd Avenue
                             Portland, Oregon 97230
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

YES [X]  NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                     OUTSTANDING AT JUNE 30, 1999
             ------------                 ----------------------------
             Common Stock                          7,095,339

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TRM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (In thousands)

                                                                      December 31,         June 30,
                                                                             1998             1999
                                                                      -----------      -----------
                  ASSETS

Current assets:
     Cash and cash equivalents                                        $    14,285      $     8,986
     Accounts receivable, net                                               7,436            6,555
     Income tax receivable                                                    412               23
     Inventories                                                            3,486            3,470
     Prepaid expenses and other                                             1,640            1,612
     Deferred tax asset                                                       542              542
                                                                      -----------      -----------
           Total current assets                                            27,801           21,188
Equipment and vehicles, less accumulated depreciation                      51,211           56,613
Other assets                                                                  140            1,030
                                                                      -----------      -----------

                                                                      $    79,152      $    78,831
                                                                      ===========      ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Checks in transit                                                $     1,117      $       523
     Accounts payable                                                       8,875            2,350
     Accrued expenses                                                       3,587            3,753
                                                                      -----------      -----------
          Total current liabilities                                        13,579            6,626
Notes Payable                                                                 ---            6,783
Deferred income taxes                                                       4,248            4,158
                                                                      -----------      -----------
          Total liabilities                                                17,827           17,567
                                                                      -----------      -----------
Shareholders' equity:
     Preferred stock, no par value.  Authorized
       5,000 shares; 1,778 shares issued
       and outstanding                                                     19,798           19,798
     Common stock, no par value.  Authorized
       50,000 shares; issued and
       outstanding 7,091 and 7,095 shares, respectively                    19,143           19,172
Accumulated other comprehensive income                                        161             (854)
Retained earnings                                                          22,223           23,148
                                                                      -----------      -----------
          Total shareholders' equity                                       61,325           61,264
                                                                      -----------      -----------

                                                                      $    79,152      $    78,831
                                                                      ===========      ===========

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                        -----------------------        -----------------------
                                                             1998          1999             1998          1999
                                                        ---------     ---------        ---------     ---------
Sales                                                   $  17,758     $  17,268        $  35,406     $  34,216
Less discounts                                              3,100         3,098            6,046         6,187
                                                        ---------     ---------        ---------     ---------
          Net sales                                        14,658        14,170           29,360        28,029
Cost of sales                                               6,806         7,287           14,260        14,396
                                                        ---------     ---------        ---------     ---------
          Gross profit                                      7,852         6,883           15,100        13,633
Selling, general and administrative expense                 5,556         5,604           11,393        11,029
Non-cash Compensation                                       1,146            --            1,146            --
Special Charge                                                 --            --            6,380            --
                                                        ---------     ---------        ---------     ---------
          Operating income (loss)                           1,150         1,279           (3,819)        2,604
Other (income) expense:
     Interest                                                   3            64               46            94
     Other, net                                                67           (78)             247          (228)
                                                        ---------     ---------        ---------     ---------
          Income (loss) before income taxes                 1,080         1,293           (4,112)        2,738
Provision for income taxes                                    413           505           (1,606)        1,069
                                                        ---------     ---------        ---------     ---------
          Net income (loss)                             $     667     $     788        $  (2,506)    $   1,669
                                                        =========     =========        =========     =========

Earnings per share computation:
Net income (loss)                                       $     667     $     788        $  (2,506)    $   1,669
Preferred stock dividends                                      --          (374)              --          (744)
                                                        ---------     ---------        ---------     ---------
Net income (loss) available to common
   shareholders                                         $     667     $     414        $  (2,506)    $     925
                                                        =========     =========        =========     =========
Basic net income (loss) per share:
     Shares outstanding                                     7,042         7,096            7,016         7,099
                                                        ---------     ---------        ---------     ---------
     Net income (loss) per share                        $     .09     $     .06        $    (.36)    $     .13
                                                        =========     =========        =========     =========
Diluted net income (loss) per  share
     Shares outstanding                                     7,742         7,276            7,016         7,314
                                                        ---------     ---------        ---------     ---------
     Net income (loss per share)                        $     .09     $     .06        $    (.36)    $     .13
                                                        =========     =========        =========     =========

                                 TRM CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (In thousands)


                                                                                             Accumulated
                                                                                                   Other
                                Comprehensive     Preferred Stock        Common Stock      Comprehensive  Retained
                                       Income     Shares    Amounts     Shares    Amounts         Income   Earnings      Total
                                -------------  ---------  ---------  ---------  ---------  -------------  ---------  ---------
Balances, December 31, 1998                        1,778  $  19,798      7,091  $  19,143      $     161  $  22,223  $  61,325
Comprehensive income
  Net income                        $   1,669         --         --         --         --             --      1,669      1,669
  Other Comprehensive
    income (loss), net of tax                         --         --         --         --             --         --         --
    Foreign currency
      translation adjustment           (1,015)        --         --         --         --         (1,015)        --     (1,015)
                                    ---------
Comprehensive income                $     654
                                    =========
Exercise of stock options                             --         --         --         --             --         --         --
Tax benefit of stock
  options                                             --         --         --         --             --         --         --
Issuance of stock to
  employees                                           --         --         10         65             --         --         65
Repurchase of Common Stock                            --         --         (6)       (36)            --         --        (36)
Preferred Stock dividends                             --         --         --         --             --       (744)      (744)
                                               ---------  ---------  ---------  ---------      ---------  ---------  ---------
Balances, June 30, 1999                            1,778  $  19,798      7,095  $  19,172      $    (854) $  23,148  $  61,264
                                               =========  =========  =========  =========      =========  =========  =========

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                       ---------------------------
                                                                             1998             1999
                                                                       ----------       ----------
Operating activities:
     Net income (loss)                                                 $   (2,506)      $    1,669
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Depreciation and amortization                                     3,158            4,136
          Loss on disposal of equipment
            and vehicles                                                       96               52
          Special Charges                                                   6,380               --
          Non-cash Compensation                                             1,146               --
          Changes in items affecting operations:
               Accounts receivable                                            137              881
               Inventories                                                   (308)              16
               Income tax receivable                                         (645)             389
               Prepaid expenses and other                                     407               28
               Accounts payable                                             4,725           (6,525)
               Accrued expenses                                               675              166
               Deferred income tax                                         (1,529)             (90)
                                                                       ----------       ----------
                    Total operating activities                             11,736              722
                                                                       ----------       ----------
Investing activities:
     Proceeds from sale of equipment                                        1,510              435
     Capital expenditures                                                 (14,477)         (10,533)
     Other                                                                      2             (890)
                                                                       ----------       ----------
                    Total investing activities                            (12,965)         (10,988)
                                                                       ----------       ----------
Financing activities:
     Change in checks in transit, net                                        (704)            (594)
     Net borrowings on notes payable                                           --            6,783
     Net proceeds from issuance of common stock                               577               65
     Repurchase of Common Stock                                                --              (36)
     Net Proceeds from Issuance of Preferred Stock                         19,853               --
     Dividends on preferred stock                                              --             (744)
                                                                       ----------       ----------
                    Total financing activities                             19,726            5,474
                                                                       ----------       ----------
     Effect of exchange rate changes                                         (294)            (507)
                                                                       ----------       ----------
Net increase (decrease) in cash and
  cash equivalents                                                         18,203           (5,299)
Cash and cash equivalents at beginning
  of period                                                                 1,974           14,285
                                                                       ----------       ----------
Cash and cash equivalents at end of period                             $   20,177       $    8,986
                                                                       ==========       ==========

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

2.   Net Income Per Share:

     Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted including the effect of potentially dilutive securities. For the three months and six months ended June, 1998 and 1999, the weighted average number of common shares for basic net income per share computations were 7,042,000 and 7,016,000, and 7,096,000 and 7,099,000, respectively. For diluted net income per share, 700,000 and 180,000 shares were added to weighted average shares outstanding for the three months ended June 30, 1998 and June 30, 1999, respectively; 215,000 shares were added for the six month period ended June 30, 1999, representing potential dilution for stock options outstanding, calculated using the treasury stock method. In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common stockholders. For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive. For the six months ended June 30, 1998, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.

3.   Inventories (in thousands):

                                              December 31,        June 30,
                                                     1998            1999
                                              -----------     -----------
     Paper                                       $    795        $    846
     Toner and developer                              678             574
     Parts                                          2,013           2,050
                                                 --------        --------
                                                 $  3,486        $  3,470
                                                 ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

General
-------

     As of June 30, 1999, the Company had 31,461 TRM Centers compared to 33,349 at June 30, 1998, a decrease of 1,888 centers (6.0%). The Company commenced operations of its new ATM business in the second quarter of 1999. The ATM business generated $189,000 in sales in the second quarter, and had a pre-tax loss of $225,000 which included the start-up costs associated with the creation of the new business unit. The ATM business had total assets deployed, including cash populating the ATM machines, of $8.5 million as of June 30, 1999 and there were 141 active ATM machines at June 30, 1999.

Results of Operations
---------------------

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).

                               Three Months Ended June 30,     Percentage Change   Six Months Ended June 30,     Percentage Change
                                      1998           1999     Increase (Decrease)           1998       1999     Increase (Decrease)
                                    ------         ------     -------------------         ------     ------     -------------------
Sales                                100.0%         100.0%           (2.8)%                100.0%     100.0%            (3.4)%
Sales discounts                       17.5           17.9            (0.1)                  17.1       18.1              2.3
Cost of sales                         38.3           42.2             7.1                   40.3       42.1              1.0
Selling, general and
   Administrative                     31.3           32.5             0.9                   32.2       32.2             (3.2)
Special charges                        6.4             --             N/A                   21.2         --              N/A
                                    ------         ------          ------                 ------     ------           ------
Operating income (loss)                6.5            7.4            11.2                  (10.8)       7.6            168.2
Interest expense, net                   --            0.4             N/A                    0.1        0.3            104.4
Other expense (income)
   net                                 0.4           (0.5)         (216.4)                   0.7       (0.7)          (192.3)
                                    ------         ------          ------                 ------     ------           ------
Income (loss) before
   income taxes                        6.1            7.5            19.7                  (11.6)       8.0            166.6
Provision for income taxes             2.3            2.9            22.8                   (4.5)       3.1            166.6
                                    ------         ------          ------                 ------     ------           ------
Net income (loss)                      3.8%           4.6%           18.1%                  (7.1)%      4.9%           166.6%
                                    ======         ======          ======                 ======     ======           ======

     For the three-month period ended June 30, 1999, consolidated sales decreased by $490,000 (2.8%) to $17.3 million from $17.8 million for the same period ended June 30, 1998. The Company's new ATM business contributed $189,000 to sales in the current period with no sales last year. Photocopy sales alone were down by $679,000 (3.8%), but average billed revenue per unit for the quarter increased 12.4% from $507 to $570. For the six-month period ended June 30, 1999, consolidated sales decreased by $1.2 million (3.4%) to $34.2 million from $35.4 million for the same period ended June 30, 1998. Photocopy sales alone were down by $1.4 million (3.9%), but average billed revenue per unit for the six-month period increased 10.1% from $1,008 to $1,110. For both the three- and six-month periods, the increase in billed revenue per unit was the result of the higher production achieved through the installation of thousands of new NextGen(TM) photocopiers in existing sites and new multi-site retail locations. At the same time, many low-volume producing sites were eliminated, thus decreasing the total billed units in the field.

     Sales discounts are the portion of revenue retained by retail customers. They generally vary at individual retail businesses depending on volume - the higher the volume, the greater the discount. The upward trend in sales discounts as a percentage of sales in 1999 compared to 1998 reflects changes made in business agreements with new customers over the periods. In 1999, the Company had entered many more long-term contracts with multi-state retail customers. Additional discounts were granted in an effort to secure the long-term contracts.

     Costs of sales on a consolidated basis increased $481,000 (7.1%) for the three-month period ended June 30, 1999 from the same period in 1998. Costs of paper, toner, parts, field labor and other costs decreased by $176,000. These decreases were the result of increased efficiencies gained by the installation of the new NextGen(TM) photocopiers. The cost savings were offset by increased costs primarily due to increased copier machine depreciation. The increased copier depreciation relates to the increase in installed NextGen(TM) photocopiers. Cost of sales on a consolidated basis increased $136,000 (2.3%) for the six-month period ended June 30, 1999 from the same period in 1998. Given the same reasons explained above for the three-month period, during the six-month period, cost savings in paper, toner, parts, field labor and other costs of approximately $1.0 million were offset by higher depreciation expense of $1.0 million.

     Selling, general and administrative expenses increased $48,000 (.9%) during the three-month period ended June 30, 1999 from the same period in 1998. These costs were 32.5 percent and 31.3 percent of sales for 1999 and 1998, respectively. Selling, general and administrative costs increased primarily due to the addition of the new ATM business. Selling, general and administrative expenses decreased $364,000 (3.2%) during the six-month period ended June 30, 1999 from the same period in 1998. These costs were 32.2 percent of sales during both time periods. The decrease in dollars is primarily the result of reduced marketing advertising expense associated with a marketing allowance of $482,000 provided by a vendor of the Company.

     During the three months ended June 30, 1998, the Company recorded a pre-tax special charge of $1.1 million related to the recognition of compensation expense related to the extension of stock options held by members of the Company's Board of Directors. During the six months ended June 30, 1998, the Company recorded a pre-tax special charge of $6.4 million ($3.9 million after tax) related to the write-down of certain under-performing assets of its photocopy business. The major components of the 1998 special charge included the disposal of under-performing machines ($4.3 million), the disposal of replacement parts and inventory relating to under-performing machines ($1.5 million) and other charges related to the disposal of equipment ($600,000).

     During the three-month period ended June 30, 1999, interest expense increased to $64,000 from $3,000 in 1998. The increase was due to an increase in borrowings on the Company's revolving line of credit during 1999 primarily as the result of increased borrowings to finance the carrying of cash balances in ATM machines operated by the Company in its newly formed ATM business. For the six-month period ended June 30, 1999, interest expense increased to $94,000 from $46,000 in 1998. The increase in this time period is also explained by the increase in borrowings on the Company's line of credit.

     Other expense (income) increased to ($78,000) from $67,000 during the three-month period ended June 30, 1999 compared to 1998. The increase was primarily due to interest income generated of $30,000 related to interest earned on short-term investments as a result of proceeds from the preferred stock offering in June of 1998 as documented by the Company's report on Form 10-K for the year ended December 31, 1998, and purchase discounts earned of $50,000. Decreases in other individually insignificant items explain the rest of the increase in other income (expense) from 1998 to 1999. For the six-month period ended June 30, 1999, other expense (income) increased to ($228,000) from $247,000 during the same period in 1998. The increase was primarily the result of interest income generated of $145,000 from the proceeds of the preferred stock offering. Also in the prior year, expense of $64,000 was recorded as a penalty by a tax jurisdiction. Additionally, in the prior year, a loss on sale of assets was recorded in the amount of $86,000 while this year a loss of only $21,000 was recorded. Decreases in other individually insignificant items explain the rest of the increase in other income (expense) from 1998 to 1999.

     The Company's effective tax rate for the three-month period ended June 30, 1999 was 39.0 percent, resulting in an income tax provision of $505,000, compared to an effective rate of 38.2 percent and an income tax provision of $413,000 in 1998. For the six-month period ended June 30, 1999, the Company's effective tax rate was 39.0 percent, resulting in an income tax provision of $1.1 million, compared to an effective rate of 39.0 percent and an income tax benefit of $1.6 million in 1998.

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

     Phase II - Remediation

     Remediation is the process of making changes to hardware, software or services in order to become Y2K compliant. During the inventory and assessment phase each system is evaluated for remediation. Each system requiring remediation under the Company's direct control will be replaced or upgraded as needed.

     Phase II is underway and should be completed during the third quarter of 1999 for all categories except voice communication systems which were completed on February 1, 1999.

     Phase III - Testing and Contingency Planning

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

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair values of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized through comprehensive income until the hedged item is recognized in earnings. The Company believes that SFAS 133 will not have a material impact on its financial statements because it is not currently involved in any hedge positions at this time, nor are there any plans to adopt such positions in the near future. SFAS 133 is effective for fiscal quarters beginning after June 15, 2000.

Liquidity and Capital Resources
-------------------------------

     During the six months ended June 30, 1999, the Company provided $401,000 in cashflows for operations. During the same period net working capital increased from $14.2 million at December 31, 1998 to $14.5 million at June 30, 1999. The Company also has a $30.0 million bank line of credit, with $6.8 million outstanding at June 30, 1999. The Company was in compliance with all loan covenants at June 30, 1999. This credit facility expires on April 1, 2000. The Company expects that these sources will provide adequate cash to fund its expansion through at least December 31, 1999.

     During the six months ended June 30, 1999, the Company funded capital expenditures of $10.5 million. Approximately $1.3 million of the expenditures relate to the acquisition of new software systems currently under implementation. Approximately $1.5 million was expended on ATM machines, and $7.6 million was expended on photocopiers. Smaller expenditures made up the rest of the balance in capital expenditures. The Company also expended $700,000 to secure a seven-year contract related to its ATM business. As of June 30, 1999, the Company has deployed $5.8 million in cash to populate its ATM network.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

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

     The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company's business operations. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk related to its credit facility as of June 30, 1999. Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

     The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada, France and the United Kingdom.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     On May 18, 1999 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock and Series A Preferred Stock took the actions described below. As of the record date for the Annual Meeting, 7,101,339 shares of Common Stock and 1,777,778 shares of Series A Preferred Stock were issued and outstanding. Each share of Preferred Stock is entitled to one vote per share and votes together with the Common Stock as one class.

     1. The shareholders elected each of Daniel G. Cohen, Joel R. Mesznik and Kenneth L. Tepper by the votes indicated below, to serve on the Company's Board of Directors for the ensuing year:

                  Daniel G. Cohen
                  ---------------
                         6,371,182    shares in favor
                         1,881,910    shares against or withheld

                  Joel R. Mesznick
                  ----------------
                         6,525,811    shares in favor
                         1,727,281    shares against or withheld

                Kenneth L. Tepper
                -----------------
                         6,530,761    shares in favor
                         1,722,331    shares against or withheld

     Edward E. Cohen, Frederick O. Paulsell, Joseph G. Denton, Kent B. Godfrey, Debbi Hurd Baptist and Frederic P. Stockton will continue their terms of office as directors.

     2. The shareholders voted to amend the Company's 1996 Stock Option Plan to increase the total number of shares of Common Stock of the Company reserved for issuance under the Plan from 1,200,000 to 1,700,000 by the votes indicated below:

                         3,911,584    shares in favor
                         2,693,872    shares against or withheld
                         1,647,636    abstain and broker nonvotes


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

     (a)  Exhibits

          27.1   Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the period.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRM CORPORATION

Date:  August 16, 1999                 By: SHAMI PATEL
       ---------------                     -------------------------------------
                                           Shami Patel
                                           Vice President, Finance and
                                           Chief Financial Officer