Form 10-Q
period 1999-09-30
TRM CORP
filed 1999-11-15
CIK 749254

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-19657

                                 TRM CORPORATION
             (Exact name of registrant as specified in its charter)


          Oregon                                        93-0809419
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                             5208 N.E. 122nd Avenue
                             Portland, Oregon 97230
               (Address of principal executive offices) (Zip Code)

                                 (503) 257-8766
              (Registrant's telephone number, including area code)

                      _____________________________________
     (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                  OUTSTANDING AT SEPTEMBER 30, 1999
            -----                  ---------------------------------
         Common Stock                          7,110,442

                                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                 TRM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              December 31,            September 30,
                                                                                      1998                     1999
                                                                              ------------            -------------
                  ASSETS                                                                               (unaudited)

Current assets:
        Cash and cash equivalents                                             $     14,285            $       8,066
        Accounts receivable, net                                                     7,436                    6,510
        Income tax receivable                                                          412                      862
        Inventories                                                                  3,486                    3,700
        Prepaid expenses and other                                                   1,640                    1,769
        Deferred tax asset                                                             542                      542
                                                                              ------------            -------------
                   Total current assets                                             27,801                   21,449
Equipment and vehicles, less accumulated depreciation                               51,211                   60,800
Other assets                                                                           140                    1,163
                                                                              ------------            -------------

                                                                              $     79,152            $      83,412
                                                                              ============            =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                      $      9,992            $       4,971
        Accrued expenses                                                             3,587                    5,258
                                                                              ------------            -------------
                  Total current liabilities                                         13,579                   10,229
Notes Payable                                                                           --                    6,900
Deferred income taxes                                                                4,248                    4,238
                                                                              ------------            -------------
                  Total liabilities                                                 17,827                   21,367
                                                                              ------------            -------------
Shareholders' equity:
        Preferred stock, no par value.  Authorized
                  5,000 shares; 1,778 shares issued
                  and outstanding                                                   19,798                   19,798
        Common stock, no par value.  Authorized
                  50,000 shares; issued and
                  outstanding 7,091 and 7,110 shares, respectively                  19,143                   19,256
Accumulated other comprehensive income                                                 161                       16
Retained earnings                                                                   22,223                   22,975
                                                                              ------------            -------------
                  Total shareholders' equity                                        61,325                   62,045
                                                                              ------------            -------------

                                                                              $     79,152            $      83,412
                                                                              ============            =============

The accompanying notes are an integral part of this financial statement.

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                                     Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                                 -------------------------         ---------------------------

                                                                    1998              1999            1998              1999
                                                                 -------           -------         -------           -------
Sales                                                            $15,848           $16,257         $51,254           $50,474
Less discounts                                                     2,679             2,787           8,725             8,974
                                                                 -------           -------         -------           -------
                Net sales                                         13,169            13,470          42,529            41,500
Cost of sales                                                      6,995             7,555          21,255            21,952
                                                                 -------           -------         -------           -------
                Gross profit                                       6,174             5,915          21,274            19,548
Selling, general and administrative expense                        5,615             5,544          17,008            16,570
Non-cash Compensation                                                 --                --           1,146                --
Special Charge                                                        --                --           6,380                --
                                                                 -------           -------         -------           -------
                Operating income (loss)                              559               371          (3,260)            2,978
Other (income) expense:
        Interest                                                      27               143              73               237
        Other, net                                                  (234)             (110)             13              (334)
                                                                 -------           -------         -------           -------
                Income (loss) before income taxes                    766               338          (3,346)            3,075
Provision for income taxes                                           281               132          (1,325)            1,201
                                                                 -------           -------         -------           -------
                Net income (loss)                                $   485           $   206         $(2,021)          $ 1,874
                                                                 =======           =======         =======           =======

Earnings per share computation:
Net income (loss)                                                $   485           $   206         $ 2,021           $ 1,874
Preferred stock dividends                                           (404)             (374)           (404)           (1,122)
                                                                 -------           -------         -------           -------
Net income (loss) available to common
   shareholders                                                  $    81           $  (168)        $(2,425)          $   752
                                                                 =======           =======         =======           =======
Basic net income (loss) per share:
        Shares outstanding                                         7,065             7,110           7,032             7,103
                                                                 -------           -------         -------           -------
        Net income (loss) per share                              $   .01           $  (.02)        $ (.034)          $   .11
                                                                 =======           =======         =======           =======
Diluted net income (loss) per  share
        Shares outstanding                                         7,592             7,110           7,032             7,289
                                                                 -------           -------         -------           -------
        Net income (loss per share)                              $   .01           $  (.02)        $  (.34)          $   .10
                                                                 =======           =======         =======           =======


                    The accompanying notes are an integral part of this financial statement.

                                 TRM CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (In thousands)




                                                                                           Accumulated
                                                                                                 Other
                               Comprehensive       Preferred Stock         Common Stock     Comprehen-    Retained
                                      Income      Shares   Amounts      Shares    Amounts  sive Income    Earnings       Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1998                        1,778  $ 19,798       7,091   $ 19,143     $    161    $ 22,223    $ 61,325
Comprehensive income
  Net income                        $  1,874          --        --          --         --           --       1,874       1,874
  Other Comprehensive
    income (loss), net of tax:
    Foreign currency
      translation adjustment            (145)         --        --          --         --         (145)         --        (145)
                                    --------
Comprehensive income                $  1,729
                                    ========
Issuance of stock to employees                        --        --          25        149           --          --         149
Repurchase of Common Stock                            --        --          (6)       (36)          --          --         (36)
Preferred Stock dividends                             --        --          --         --           --      (1,122)     (1,122)
                                                --------  --------    --------   --------     --------    --------    --------
Balances, September 30, 1999                       1,778  $ 19,798       7,110   $ 19,256     $     16    $ 22,975    $ 62,045
                                                ========  ========    ========   ========     ========    ========    ========


                                 The accompanying notes are an integral part of this financial statement.

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                        ----------------------------

                                                                            1998                1999
                                                                        --------            --------
Operating activities:
   Net income (loss)                                                    $ (2,021)           $  1,874
   Adjustments to reconcile net
          income to net cash provided by
          operating activities:
          Depreciation and amortization                                    4,947               6,510
          (Gain) loss on disposal of equipment
                   and vehicles                                              117                 (34)
          Special charges                                                  6,380                  --
          Non-cash compensation                                            1,146                  --
          Changes in items affecting operations:
                   Accounts receivable                                        79                 926
                   Inventories                                                13                (214)
                   Income tax receivable                                     (31)               (450)
                   Prepaid expenses and other                                (30)               (129)
                   Accounts payable                                        1,502              (5,021)
                   Accrued expenses                                          306               1,671
                   Deferred income tax                                    (1,377)                (10)
                                                                        --------
                            Total operating activities                    11,031               5,123
                                                                        --------
Investing activities:
   Proceeds from sale of equipment                                         1,954                 499
   Capital expenditures                                                  (17,325)            (16,485)
   Other                                                                     (92)             (1,058)
                                                                        --------
                            Total investing activities                   (15,463)            (17,044)
                                                                        --------
Financing activities:
   Net borrowings on notes payable                                           577               6,900
   Net proceeds from issuance of common stock                                 64                 149
   Repurchase of common stock                                                 --                 (36)
   Net Proceeds from issuance of preferred stock                          19,853                  --
   Issuance costs of preferred stock                                         (50)                 --
   Dividends on preferred stock                                             (404)             (1,122)
                                                                        --------            --------
                            Total financing activities                    20,040               5,891
                                                                        --------            --------
   Effect of exchange rate changes                                          (295)               (189)
                                                                        --------            --------
Net increase (decrease) in cash and
   cash equivalents                                                       15,313              (6,219)
Cash and cash equivalents at beginning
   of period                                                               1,974              14,285
                                                                        --------
Cash and cash equivalents at end of period                              $ 17,287            $  8,066
                                                                        ========            ========

                                 TRM CORPORATION

        Notes to Condensed Consolidated Financial Statements (unaudited)
        ----------------------------------------------------------------


1.      Basis of Presentation of Interim Period Statements:

        The accompanying financial statements are unaudited and have been prepared by TRM Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.      Net Income Per Share:

        Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted net income including the effect of potentially dilutive securities. For the three months and nine months ended September, 1998 and 1999, the weighted average number of common shares for basic net income per share computations were 7,065,000 and 7,032,000, and 7,110,000 and 7,103,000, respectively. For diluted net income per share, 527,000 shares were added to weighted average shares outstanding for the three months ended September 30, 1998 and 186,000 shares were added for the nine-month period ended September 30, 1999, representing potential dilution for stock options outstanding, calculated using the treasury stock method. In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common stockholders. For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive. No shares were added to the weighted average shares outstanding for the three-month period ended September 30, 1999 or the nine-month period ended September 30, 1998 because the addition of shares would be anti-dilutive.

3. Inventories (in thousands):


                                                      December 31,         September 30,
                                                         1998                  1999
                                                       ------                ------
        Paper                                          $  795                $  667
        Toner and developer                               678                   565
        Parts                                           2,013                 2,468
                                                       ------                 -----

                                                       $3,486                $3,700
                                                       ======                ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

General
-------

         The Company successfully increased its gross revenue for the third quarter of 1999 to $16.3 million from $15.8 million in the prior year. Earnings before interest, taxes and depreciation increased 17% to $2.8 million from $2.3 million for the same period last year. Net income, before the preferred dividend, was $206,000 as compared with $484,000 for the same period last year resulting in fully-diluted earnings per share, after the dividend, of -$0.02 as compared with $0.01 for the same period last year.

         The Company successfully increased the expansion rate of its ATM operations during the third quarter, ending the period with 292 units deployed on September 30, 1999, a 107% increase in units over the previous quarter. In addition, TRM established itself as the first non-bank deployer of ATMs to significantly operate in both the United States and Europe having deployed units in the United Kingdom during the period. In expanding in Europe, the Company plans to leverage its existing copy center operations where it currently has placements in over 8,000 retail locations. ATM operations revenue significantly increased 166% to $502,000 as compared with $189,000 in the previous quarter. Although the ATM business generated a net loss of $258,000 during the quarter, the loss was as planned and primarily related to investment in the expansion of the business and the acceleration of machine roll-outs. TRM ended the quarter with an order backlog for new ATM sites in excess of 600 locations primarily in the United States.

         The TRM CopyCenter business continues its healthy, strong cashflow as the NextGen(TM) unit replacement and optimization program has been completed resulting in labor cost savings and creating operating efficiencies. The CopyCenter operations generated $90,000 of net income or $0.01 fully-diluted earnings per share after the preferred dividend for the quarter ended September 30, 1999, as compared with $81,000 and $0.01 for the same period last year despite: 1) a $535,000 increase in depreciation expense, 2) a 4% increase in retail sales discounts necessary to incent retailers to sign longer-term contracts (i.e. 3-5 year photocopy service agreements) and 3) non-recurring interest income of $235,000 generated from the investment of the proceeds from the preferred stock offering realized in the same period last year but unavailable this period. As of September 30, 1999, 32,638 TRM CopyCenter locations were installed in North America and Europe.

Results of Operations
---------------------
         The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).


                                Three Months Ended Sept. 30,   Percentage Change  Nine Months Ended Sept. 30,   Percentage Change
                                    1998           1999      Increase (Decrease)      1998           1999       Increase (Decrease)
                                   -----          -----      -------------------     -----          -----       -------------------

Sales                              100.0%         100.0%                     2.6%    100.0%         100.0%                    (1.5)%
Sales discounts                     16.9           17.1                      4.0      17.0           17.8                      2.9
Cost of sales                       44.1           46.5                      8.0      41.5           43.5                      3.3
Selling, general and
   Administrative                   35.4           34.1                     (1.3)     33.2           32.8                     (2.6)
Special charges                       --             --                       --      14.7             --                      N/A
Operating income (loss)              3.6            2.3                    (33.6)     (6.4)           5.9                    191.3
Interest expense, net                 .2             .9                      N/A        .1             .5                      N/A
Other expense (income)
   net                              (1.5)           (.7)                   (53.0)       --            (.7)                     N/A
Income (loss) before
   income taxes                      4.9            2.1                    (55.9)     (6.5)           6.1                    191.9
Provision (benefit) for
income taxes                         1.8             .8                    (53.0)     (2.6)           2.4                      N/A
                                   -----          -----                    -----     -----          -----                    -----
Net income (loss)                    3.1%           1.3%                   (57.5)%    (3.9)%          3.7%                   192.7%
                                   =====         ======                    =====     =====          =====                    =====

         For the three-month period ended September 30, 1999, consolidated sales increased by $409,000 (2.6%) to $16.3 million from $15.8 million for the same period ended September 30, 1998. The Company's new ATM business contributed $502,000 to sales in the current period with no sales last year. Photocopy sales alone were down by $31,000 (0.2%), but average billed revenue per unit for the quarter increased 2.2% from $493,000 to $504,000. For the nine-month period ended September 30, 1999, consolidated sales decreased by $780,000 (1.5%) to $50.5 million from $51.3 million for the same period ended September 30, 1998. Photocopy sales alone were down by $1.3 million (2.6%), but average billed revenue per unit for the nine-month period increased 5.8% from $1,519,000 to $1,607,000. For both the three- and nine-month periods, the increase in billed revenue per unit was the result of the higher production achieved through the installation of thousands of new NextGen(TM) photocopiers in existing sites and new multi-site retail locations. At the same time, many low-volume producing sites were eliminated, thus decreasing the total billed units in the field.

         Sales discounts are the portion of revenue retained by retail customers. They generally vary at individual retail businesses depending on volume - the higher the volume, the greater the discount. The upward trend in sales discounts as a percentage of sales in 1999 compared to 1998 reflects changes made in business agreements with new customers over the periods. In 1999, the Company had entered many more long-term contracts with multi-site retail customers which resulted in 3-5 year service agreements. Additional discounts were granted in an effort to secure the long-term contracts.

         Costs of sales on a consolidated basis increased $560,000 (8.0%) for the three-month period ended September 30, 1999 from the same period in 1998. $311,000 of the increase is due to the new ATM Business. Costs of paper, toner, parts, field labor and other costs decreased by $306,000. These decreases were the result of increased efficiencies gained by the installation of the new NextGen(TM) photocopiers. The cost savings were offset by increased costs primarily due to increased copier machine depreciation of $555,000. The increased copier depreciation relates to the increase in installed NextGen(TM) photocopiers. Cost of sales on a consolidated basis increased $697,000 (3.3%) for the nine-month period ended September 30, 1999 from the same period in 1998. $436,000 of the increase is due to the new ATM Business. Given the same reasons explained above for the three-month period, during the nine-month period, cost savings in paper, toner, parts, field labor and other costs of approximately $1.3 million were offset by higher depreciation expense of $1.6 million.

         Selling, general and administrative expenses decreased $71,000 (1.3%) during the three-month period ended September 30, 1999 from the same period in 1998. These costs were 34.1 percent and 35.4 percent of sales for 1999 and 1998, respectively. Selling, general and administrative expenses decreased $438,000 (2.6%) during the nine-month period ended September 30, 1999 from the same period in 1998. These costs were 32.8 percent and 33.2 percent of sales for 1999 and 1998, respectively. The decrease in the nine-month period ended September 30, 1999 is primarily the result of cost saving efforts initiated by the Company and vendor-related marketing allowances.

         During the nine months ended September 30, 1998, the Company recorded a pre-tax special charge of $1.1 million related to the recognition of compensation expense related to the extension of stock options held by members of the Company's Board of Directors. During the nine months ended September 30, 1998, the Company recorded a pre-tax special charge of $6.4 million ($3.9 million after tax) related to the write-down of certain under-performing assets of its photocopy business. The major components of the 1998 special charge included the disposal of under-performing machines ($4.3 million), the disposal of replacement parts and inventory relating to under-performing machines ($1.5 million) and other charges related to the disposal of equipment ($600,000).

        During the three-month period ended September 30, 1999, interest expense increased to $143,000 from $27,000 in 1998. The increase was due to an increase in borrowings on the Company's revolving line of credit during 1999 primarily as the result of increased borrowings to finance the carrying of cash balances in ATM machines operated by the Company in its newly formed ATM business. For the nine-month period ended September 30, 1999, interest expense increased to $237,000 from $73,000 in 1998. The increase in this time period is also explained by the increase in borrowings on the Company's line of credit.

         Other expense (income) decreased to ($110,000) from $(234,000) during the three-month period ended September 30, 1999 compared to 1998. The decrease was primarily due to interest income of $235,000 generated in 1998 related to interest earned on short-term investments as a result of the investment of proceeds from the preferred stock offering in September of 1998 as documented by the Company's report on Form 10-K for the year ended December 31, 1998, which was unavailable during the third quarter of 1999. This was primarily offset by increases in financing discounts of $52,000 in 1999. For the nine-month period ended September 30, 1999, other expense (income) increased to $(334,000) from $13,000 during the same period in 1998. The increase was primarily the result of increases of financing discounts of $102,000 in 1999. Also in the prior year, expense of $64,000 was recorded as a penalty by a tax jurisdiction. Additionally, in the prior year, a loss on sale of assets was recorded in the amount of $117,000 while this year a loss of only $42,000 has been recorded. Changes in other individually insignificant items explain the rest of the change in other income (expense) from 1998 to 1999.

         The Company's effective tax rate for the three-month period ended September 30, 1999 was 39.0 percent, resulting in an income tax provision of $132,000, compared to an effective rate of 36.7 percent and an income tax provision of $281,000 in 1998. For the nine-month period ended September 30, 1999, the Company's effective tax rate was 39.1 percent, resulting in an income tax provision of $1.2 million, compared to an effective rate of 39.6 percent and an income tax benefit of $1.3 million in 1998.

Liquidity and Capital Resources
-------------------------------

         During the nine months ended September 30, 1999, the Company provided $5.1 million in cashflows for operations. During the same period net working capital decreased from $14.2 million at December 31, 1998 to $11.2 million at September 30, 1999. The Company also has a $30 million bank line of credit, with $6.9 million outstanding at September 30, 1999. The Company was in compliance with all loan covenants at September 30, 1999. This credit facility expires on April 1, 2000. The Company expects that these sources will provide adequate cash to fund its expansion through at least March 31, 2000.

         During the nine months ended September 30, 1999, the Company funded capital expenditures of $16.5 million. Approximately $2.2 million of the expenditures relate to the acquisition of new software systems currently under implementation. Approximately $3.5 million was expended on ATM machines, and $7.8 million was expended on photocopiers. Smaller expenditures made up the rest of the balance in capital expenditures. The Company also expended approximately $700,000 to secure a seven-year contract related to its ATM business. As of September 30, 1999, the Company had $5.8 million deployed in cash to populate its ATM network.

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

         Phase II was completed during the third quarter of 1999 for all categories except voice communication systems which were completed on February 1, 1999.

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

         Phase III was completed during the third quarter of 1999 for all categories. In addition to the replacement of mission critical accounting and operations systems with ERP (Enterprise Resource Planning) systems to accommodate for Y2K readiness and overall business improvement, the Company has also engaged in a converging contingency method for its existing accounting and operations legacy systems to assure Y2K compliance in the event any part of the new systems implementation falls behind.

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

         Contingencies for systems scheduled for replacement include upgrades and service packs from manufacturers of third-party software as well as dedicated programming time from internal Information Systems' staff to produce "Hot Fix" repairs to modify date integer fields and input masks to reflect long integer format. The Company presently believes that with modifications to existing software and conversions to new software, the Y2K Issue will not pose significant operations problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Y2K Issue could have a material adverse impact on the operations of the Company. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send customer invoices, or engage in similar normal business activities.

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

         The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company's business operations. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk related to its credit facility as of September 30, 1999. Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

         The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada, France and the United Kingdom.

                           PART II - OTHER INFORMATION

ITEM 4.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)  Exhibits

              27.1    Financial Data Schedule

         (b)  Reports on Form 8-K.

              The Company filed one Current Report on Form 8-K during the three months ended September 30, 1999. The Form 8-K was filed on September 2, 1999 and reported the Company's change in Certifying Accountants.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TRM CORPORATION

Date:   November 15, 1999               By:  SHAMI PATEL
                                             -----------------------------------
                                             Shami Patel
                                             Vice President, Finance and
                                             Chief Financial Officer