Form 10-K
period 1999-12-31
TRM CORP
filed 2000-03-31
CIK 749254

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 2000 the aggregate market value of the registrant's Common Stock held by non affiliates of the registrant was $40,763,912. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

     As of March 1, 2000, the number of shares of the registrant's Common Stock outstanding was 7,074,440.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Parts of registrant's Proxy Statement for the annual meeting of shareholders on MAY 23, 2000 are incorporated by reference into Part III of this report.

                                 TRM CORPORATION
                                TABLE OF CONTENTS


ITEM                                                                                                          PAGE
NO.                                                                                                            NO.
---                                                                                                            ---
                                                          PART I
1.   Business.....................................................................................................1
2.   Properties...................................................................................................5
3.   Legal Proceedings............................................................................................5
4.   Submission of Matters to a Vote of Security Holders..........................................................5
4(a).Executive Officers of the Registrant........................................................................5
5.   Market for Registrant's Common Equity and Related Stockholder Matters........................................8
6.   Selected Financial Data......................................................................................8
7.   Management's Discussion and Analysis of Financial Condition..................................................9
7(a).Quantitative and Qualitative Disclosures about Market Risk15
8.   Financial Statements and Supplemental Data..................................................................15
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................15
10.  Directors and Executive Officers of the Registrant..........................................................16
11.  Executive Compensation......................................................................................16
12.  Security Ownership of Certain Beneficial Owners and Management..............................................16
13.  Certain Relationships and Related Transactions..............................................................16
14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................................17


                                     PART I

ITEM 1. BUSINESS

GENERAL

     TRM Corporation delivers convenience services in retail environments to consumers. The Company currently provides self-service cash delivery and account balance inquiry, delivered through automatic teller machines, and photocopy services delivered through TRM CopyCenters-TM-. The Company's ATMs are referred to as "SmartATMs" because they are manufactured with PC-based architecture and offer dial-up modem capabilities and which are technologically scalable. TRM's convenience service locations are easily recognized by the Company's distinctive yellow trapezoidal signage that has achieved significant consumer recognition.

     As used in this Form 10-K, the terms "the Company" and "TRM" refer to TRM Corporation and its subsidiaries, unless the context requires otherwise.

     TRM's convenience services are made available in high traffic retail locations that are convenient to consumers. TRM offers its services in over 34,000 retail locations in six countries-the United States, Canada, England, France, Scotland and Wales. TRM provides the equipment, maintenance, supplies and point of sale materials required for each of its installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by TRM's offerings.

     The Company has developed long term contracts with its retail partners, such as grocery, drug, hardware, convenience stores and other retailers, and has entered into relationships with national and regional chain multi-site retailers such as Albertson's, Eckerd Drugs, The Pantry, A&P food stores, and international multi-site retailers that include Londis, Martins, Balfour, Couche-Tard, and Depan-Escompt.

     The Company believes one of its strengths is the existence of a service and distribution system with 52 office and warehouse locations, from which equipment, supplies and parts, as well as office support services, are available to TRM's service technicians who provide support for the Company's retail partners in over 200 service areas. As the result of this extensive service system, TRM is able to provide its customers prompt attention for emergency service requirements in addition to regularly scheduled maintenance

     TRM also provides a multi-lingual customer support call center that supports English, Spanish, French and German languages and is available to the Company's customers domestically and abroad during their business hours. In addition, the Company's virtual private network provides a secure communications channel to all of TRM's personnel throughout six countries. This network provides a secure tunnel through the Internet that allows instant access to TRM's I/T infrastructure, including ERP, Groupware, and Intranet applications. A local access telephone number allows Company representatives to securely link to the network at TRM's world headquarters via their computer modems.

     TRM has established a centralized support infrastructure at its world headquarters located in Portland, Oregon where it oversees the management of business and customer locations in 48 states and 6 countries. This infrastructure oversees all the requirements of individual states and countries: from accounting requirements, to human resources needs, and providing the necessary information systems and technology to conduct business on a global scale.

     TRM believes its financial position at December 31, 1999 is sound due to a low amount of debt in relation to its asset base and the continued positive cash flow generated by its CopyCenter-TM- business . Excluding the impact of the $16.1 million in cash balances held to fund its SmartATM network, the Company has total long-term debt of only $7.1 million compared to total assets of $79.8 million at December 31, 1999, and 1999's earnings before interest, depreciation, amortization, and taxes was $12.9 million. The Company expects its financial position will allow for the implementation of an aggressive growth strategy related to its SmartATM business as discussed under the "Strategy" and "Products and Services" sections.

     TRM's senior leadership team is comprised of individuals with a strong base of experience, individually averaging over 10 years of experience in the retail and service industry.

STRATEGY

     TRM's management is working to execute a business strategy which focuses on aggressively growing its new SmartATM services business within the existing infrastructure while optimizing and sustaining the Company's CopyCenter-TM-service business.

     Looking forward, the Company believes that it will be able to take advantage of significant growth opportunities made available to it once its SmartATM network is broadened. Besides the cash delivery and balance inquiry services that SmartATMs provide consumers, the PC-based technology of its SmartATMs can provide Internet access. Internet connectivity will allow the delivery of e-commerce products and services into retail environments. The strategic objective of the Company is to participate in the development of, and deploy, the technology required to open this significant channel of distribution. The Company also intends to form strategic relationships with the appropriate e-commerce companies so that they may provide their products and services to the retailers and their respective customers.

PRODUCTS AND SERVICES

     SMARTATMS

     During 1999 the Company's new cash delivery and balance inquiry services were successfully launched. A contract for the installation of more than 700 TRM SmartATMs was signed with The Pantry stores during the first quarter of 1999. TRM SmartATMs provide cash delivery and balance inquiry services through various banking networks such as, Cirrus, PLUS, Discover/Novus, and LINK, and with major credit card companies VISA, MasterCard, and American Express. As of December 31, the Company had installed TRM SmartATMs in 443 locations in the U.S. and the United Kingdom.

     TRM was one of the early entrants in the United Kingdom convenience ATM market by being one of the first firms to offer convenience cash delivery and balance inquiry services at retail locations in the United Kingdom during 1999. The Company participated in building the required technology solution enabling dial-up TRM SmartATMs to connect to the United Kingdom's LINK cash delivery network. This activity included developing strategic partnerships with NCR, TNS (a wholly owned subsidiary of PSI.net) and ATMOS (a part of the LINK cash delivery network). In addition, a strategic partnership was formed with Woolwich PLC for the delivery of cash inventory and cash management services in England, Scotland and Wales.

     In the first quarter of 1999, the Company entered into a strategic relationship with NCR to manufacture its PC-based SmartATMs. The PC-based SmartATM provides the hardware and software platform which will provide TRM the ability to deliver additional Internet-based convenience e-commerce goods and services.

     The PC-based architecture and dial-up modem technology of the Company's SmartATMs offers several strategic advantages over competitors' ATMs. First, TRM's SmartATMs allow connection through multiple credit card and banking networks to allow cash delivery and balance inquiry. Second, connection to the Internet via dial-up modems will allow TRM SmartATMs to deliver e-commerce goods and services through their current convenience locations. Finally, this technology will allow access to other private networks that may provide specific products, services and solutions for the Company's particular retail partners.

     TRM intends to increase the number of retail locations where its cash delivery and balance inquiry services are offered by installing a minimum of 3,000 new TRM SmartATM locations during fiscal year 2000. The Company believes that because of its position as an early entrant into the United Kingdom convenience ATM market, there is significant business growth opportunity to be achieved in England, Scotland and Wales. The ATM market in the United Kingdom is growing rapidly. As of December 31, 1999 there were 25,000 ATMs installed in the United Kingdom and the Company believes that number will double by 2002. The Company currently has over 7,000 retail relationships through TRM CopyCenters(tm) within the United Kingdom. and has established the infrastructure and support personnel to meet the needs of that market. TRM believes it is well-positioned to penetrate the ATM market in the United States because of its ability to leverage its existing photocopy services customer base of over 23,000, and its existing infrastructure and support personnel.

     PHOTOCOPIERS

     As of December 1999, TRM owned and maintained approximately 34,000 self-service CopyCenters-TM- in retail establishments such as grocery retailers, pharmacies, stationery stores, hardware stores and gift shops located in 6 countries. TRM's photocopy services include the installation, maintenance, and supply of photocopiers and the regular monitor of their usage. Each TRM Copy Center-TM- consists of a photocopier, a machine stand, advertising signs and in some cases a coin-operated unit. Each retail business collects payment from its customers, shares in the revenue generated by the TRM Copy Center and benefits from any increase in walk-in traffic. The Company invoices and collects payment from each retailer monthly. This is the same financial model in the case of TRM ATMs.

     TRM has become the leading provider in self-service photocopying in many of the markets it serves by focusing on service and convenience.

     The Company services its CopyCenters-TM- and provides all necessary supplies. The retail business supplies space and electrical power for the TRM CopyCenter-TM- and supervises its use. Consumers report the number of uses of the TRM Copy Center to the retail business cashier, who collects payment. Each month, the retail business keeps a percentage of the TRM Copy Center's revenue, which generally is based on a sliding scale related to usage, as recorded by the TRM Copy Center's tamper-proof internal counter, and remits the remainder to TRM.

     All accounting, training, purchasing, billing and collection functions, as well as coordination of customer service, are centralized in the Company's headquarters in Portland, Oregon. Generally, the only personnel outside the Portland headquarters are service and sales personnel. TRM minimizes costs by buying large quantities of new photocopiers and by centrally purchasing large quantities of parts, paper and toner. The Company believes that its centralized operating systems and standardized operating procedures enable it to efficiently open in new geographic areas and to install and service thousands of TRM Copy Centers. The Company is aggressively leveraging this infrastructure to expand its SmartATM business.

     Photocopy pricing is based on market competition, volume and retailer preference. Pricing decisions are made by the retailer based on the experience and recommendations of TRM for individual site pricing strategy.

     The Company intends to continue to manage the photocopy business with controlled growth from new and existing U.S. market areas, international expansion and new products and services that can be delivered to its core customer base and similar consumers.

COMPETITION

     Individuals seeking convenience photocopy services, cash delivery, and balance inquiry services have a variety of choices at banking locations and within retail establishments. The choices for photocopy services include specialty full-service business centers, copy and print shops, coin-operated photocopiers and other photocopiers located within retail shops. Each of these alternatives may to some extent compete with the Company. The Company does not attempt to compete directly with most alternative suppliers of photocopy services. Instead, the Company seeks to distinguish itself by blanketing its service areas with large numbers of convenient photocopiers and by providing high quality service to those locations.

     Full-service business centers and copy and print shops generally serve a market more interested in high volume and sophisticated copying than in convenience of location.

     Coin-operated photocopiers are sometimes located in retail establishments similar to TRM's locations. While these coin-operated photocopiers provide a similar service to TRM CopyCenters-TM-, the Company believes they do not pose a significant competitive threat to the majority of TRM's retailers.

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

     Personal copiers provide a substitute for TRM CopyCenters-TM-. While these photocopiers have been on the market for a number of years, the Company does not believe that they have had a significant adverse effect on its business. The Company is unable to predict whether a technological or price breakthrough might increase sales of personal copiers and reduce demand for the Company's copy services.

     The convenience cash delivery and balance inquiry market is, and is expected to remain, highly competitive. The Company's principal competition is expected to come from national and regional banks, but the Company will also compete with other independent providers of cash delivery and balance inquiry services. The independent ATM business has become increasingly competitive as entities other than banks have entered the market with relatively few barriers to entry. Currently, these competitors offer similar services as those offered by the Company. Many of these competitors' ATMs, however, do not have the PC-based technology the Company plans to leverage to offer e-commerce solutions in the future.

QUARTERLY SEASONALITY

     Historically, the Company has experienced slightly higher than average revenue in the January-March and April-June Quarters due to those quarters being tax season in the U.S. The Company experiences slightly lower than average revenues per retail location in its July-September quarter as the European countries have extended holiday periods.

KEY PARTNER AND SUPPLY RELATIONSHIPS

     TRM entered into a strategic relationship with NCR to provide the Company with SmartATMs. The Company purchases PC-based ATMs that it believes are best suited for deployment into retail environments and provide upgrade scalability for the future. The SmartATMs offer color display, PC-based architecture, thermal printing, and dial-up and remote monitoring capabilities. By working closely with NCR, TRM has developed its convenience cash access and balance inquiry services delivered through its SmartATMs that have the built-in ability to provide consumers access to e-commerce goods and services in the future at convenient locations.

     In the United Kingdom, TRM has established a partnership with TNS, which is part of PSI.net in developing a dial-up communications solution. Utilizing dial-up technology allows the Company to cost-effectively provide cash delivery and balance inquiry services in the United Kingdom with high-quality uptime connection to the LINK cash delivery network.

     TRM entered into a strategic banking relationship with Woolwich PLC to provide ATM services in the United Kingdom. Woolwich provides cash inventory and cash management services for all of TRM's ATMs located in retail establishments in England, Scotland and Wales. In addition, Woolwich also provides sponsorship into the LINK cash delivery network in the United Kingdom.

     TRM has maintained a strategic relationship with Konica since 1997. In the beginning of the relationship, Konica worked closely with TRM to develop the NextGen-TM- photocopiers, which have now been installed in over 20,000 of the Company's 34,000 CopyCenters(tm) locations worldwide. During 1999 TRM and Konica began to develop the NextGen 2000-TM- Digital Printer/Copier photocopier with enhanced capabilities. The NextGen 2000-TM- could aid in the Company's ability to deliver e-commerce products and services to consumers at convenience locations because it is designed to allow scanning, printing and copying, as well as PC-based network connectivity. The Company believes the NextGen-TM- 2000 is an important hardware element of its e-commerce retail distribution strategy.

     In addition to the establishment of these strategic partnerships, TRM has established relationships with parts suppliers, to assure that the needs of TRM's customers can be met at all times by its service technicians. Based on these relationships with suppliers, the Company believes it has sufficient stock at hand, as well as resources, to assure that the needs of an expanding business are met.

EMPLOYEES

     As of December 31, 1999, the Company had 505 employees, most of whom were full time. Three hundred eighteen are in field service, and 187 are in sales, marketing, customer service, purchasing, billing, administration, training, production and warehouse functions. None of the Company's employees are represented by unions. The Company believes it has good relations with its employees.

TRADE MARKS

     Most TRM convenience locations are identified by distinctive yellow, green and black trapezoidal signs bearing "TRM ATM," "Got cash?," "Cash Machine," "TRM Copies," "TRM Photocopies." In France, the Company operates under the name of FPC France Ltd. TRM and FPC's signs are registered trade marks. The Company registered "NextGen-TM-" as it relates to black and white technology photocopiers.

GOVERNMENTAL REGULATION

     The Company's two businesses-cash delivery and balance inquiry and photocopier businesses-are not subject to significant governmental regulation. Various regulations have been proposed to reduce or eliminate amounts charged to users (commonly referred to as surcharges or convenience fees) of ATMs. The enactment of such regulations would impact the profitability of individual convenience locations and may cause the Company to withdraw from markets in such jurisdiction. Occasionally, local zoning and sign regulations prohibit a retail business from displaying the company's signage on exterior walls or windows that identify a TRM convenience service location. In addition, local zoning or use restrictions may prohibit the Company from opening a convenience service location in an otherwise desirable retail business. These restrictions, however, are not expected to have a material adverse effect on the Company's expansion plans.

ITEM 2. PROPERTIES

     The Company leases approximately 59,250 square feet of office and warehouse space for its team headquarters in Portland, Oregon. The leases expire in 2010, with options to renew for an additional five years. Such space is currently adequate for the Company's business.

     The Company leases warehouse space for 52 Service Center locations outside Portland, Oregon. A Service Center location typically consists of approximately 2,000 to 7,000 square feet of office and warehouse space. The leases typically run for three to twelve years, some with extensions available upon exercise of renewal options. The Company does not anticipate any difficulty in locating or, if necessary, relocation of Service Center locations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various claims and legal proceedings from time to time in the ordinary course of its business. There are no pending or threatened matters which in the Company's opinion would have a material effect on the Company's operations or its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of March 15, 2000.


                   NAME                                       AGE                                   POSITION
Frederic P. Stockton                                          48                     Chief Executive Officer and President
                                                                                     of TRM Corporation

Paul M. Brown                                                 46                     Senior Vice President of Operations
                                                                                     and Chief Operating Officer of TRM
                                                                                     Corporation

Danial J. Tierney                                             44                     Senior Vice President of Corporate
                                                                                     Sales and Marketing of TRM Corporation

Shami Patel                                                   31                     Vice President of Finance and Chief
                                                                                     Financial Officer of TRM Corporation

Kathleen O. Hoogerhuis                                        44                     Vice President of ATM Business of TRM
                                                                                     Corporation

Gary M. Cosmer                                                29                     Vice president and Chief Information
                                                                                     Officer of TRM Corporation

Bryan Clark                                                   40                     Vice President Photocopy Business of
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

     Paul M. Brown was appointed Senior Vice President Operations in January 2000. He joined the Company as Chief Financial Officer and Vice President of Finance in September 1997. In December of 1998, Mr. Brown was promoted to Vice President of Operations and Chief Operating Officer. Prior to joining the Company and since 1993, Mr. Brown was Senior Vice President and Chief Financial Officer for SMC Corporation, a manufacturer of motorized recreational vehicles. Before joining SMC Corporation, Mr. Brown served as Chief Financial Officer for several privately-held manufacturing companies and also worked as a consultant with Arthur Andersen & Co. Mr. Brown attended Harvard University and holds a B.S. degree from Portland State University.

     Danial J. Tierney joined the Company in January of 1995 and was appointed Senior Vice President Sales and Marketing in January 1999. For 16 years prior to joining TRM, Mr. Tierney was employed by Spectra Physics Scanning Systems, Inc. and its affiliates in various locations and in positions of increasing responsibility, most recently in Eugene, Oregon, as Director of Marketing. He holds a B.S. degree from the University of California, Berkeley, and an M.B.A. from the University of Santa Clara.

     Shami Patel joined TRM Corporation in April 1999 as Vice President of Finance and Chief Financial Officer. Prior to joining TRM, and from 1998 to April 1999, Mr. Patel was a Vice President and Investment Manager for Sirrom Capital Corporation in San Francisco. Previous to working at Sirrom Capital, and from 1997 to 1998, Mr. Patel worked as an Investment Banker at Robertson Stephens and Company. Prior to working for Robertson Stephens, Mr. Patel held positions at Enron Capital and Trade and Continental Bank where he was involved in mergers and acquisitions and mezzanine finance. Mr. Patel was a Senior Consultant at Anderson

Consulting from August 1991 to June 1993 providing systems and strategy consulting services. Mr. Patel holds B.A. degrees in both Economics and Philosophy from Trinity University. He also holds a J.D. and M.B.A. from Duke University.

     Kathleen Hoogerhuis was appointed Vice President of ATM Business in October 1999. Prior to holding that position, Ms. Hoogerhuis served as the Company's Vice President of Organizational Development. Prior to joining TRM in September 1998 and since 1996, Ms. Hoogerhuis was the Vice President for Human Resources and Organizational Development for Cascade Microtech, Inc. Prior to joining Cascade Microtech and since 1993, Ms. Hoogerhuis was Vice President and Chief Operating Officer for Superior Transportation Services, a third party contract logistics company. Before joining Superior Transportation Services and since 1988, Ms. Hoogerhuis was a human resources executive at Precision Castparts. Ms. Hoogerhuis holds an M.S. degree in Organization Development from Pepperdine University and a B.A. degree in Social Ecology from the University of California, Irvine.

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

     Bryan R. Clark was appointed Vice President of Photocopy Business in January 2000. He joined TRM in March of 1997 as a Regional Sales Manager and was promoted to US Director of Sales in April of 1999. Mr. Clark spent the first few years of his career as an accountant in the oil and gas industry. From 1986 to February 1997, Mr. Clark worked as a broker, financial planner and sales manager for MerrillLynch. Mr. Clark holds B.A. degrees in both Finance and Accounting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market System since December 18, 1991 under the symbol TRMM. Information with respect to the high and low sales prices for the Common Stock is set forth on the inside back cover of the Company's 1999 Annual Report to Shareholders and is incorporated by reference herein.

     At March 15, 2000 there were 266 shareholders of record of the Company's Common Stock and 7,079,440 shares were outstanding. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

     The Company did not pay any dividends related to common stock in fiscal 1997 or fiscal 1998 or in the six-month period ended December 31, 1998, or in the fiscal year ended December 31, 1999. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends to Common Stock shareholders in the foreseeable future. The Company paid Series A Preferred Stock dividends of $1.5 million during the year ended December 31, 1999.

     On June 24, 1998, the Company issued and sold 1,777,778 shares of unregistered Series A Preferred Stock and Warrants to purchase 500,000 shares of Common Stock for net proceeds of approximately $19,853,000. The Company claims exemption from the registration of such shares under the Securities Act of 1933, as amended, in reliance on the exemption available under Section 4(2) thereof. Each share is convertible at any time at the option of the holder into .7499997 of a share of Common Stock. In addition, each share of Series A Preferred Stock is automatically converted into .7499997 shares of Common Stock if the price of Common Stock is at least $20.00 for a period of 90 consecutive days commencing after June 30, 1999. The conversion ratio and exercise prices are adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization. The Series A Preferred Stock bears a dividend rate of 7.5%, payable quarterly. The Company has utilized the proceeds to fund the operations of its ATM business.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for, and as of the end of, each of the years in the four-year period ended June 30, 1998, the six-month period ended December 31, 1998, and the year ended December 31, 1999 have been derived from the audited financial statements of the Company. Quarterly financial data is included in footnote 13 included in the financial statement beginning at F-1 of this report. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.


                                                  SELECTED FINANCIAL DATA
                                 (In thousands, except per share and other operating data)

                                                                                      Six-month       Fiscal Year
                                                                                       period            Ended
                                                                                        ended         ecember 31,
                                                                                      December
                                          Fiscal Years Ended June 30,                    31,         D
                             ------------------------------------------------------  ------------ -----------------
                                1995          1996          1997          1998          1998             1999
                             ------------  ------------  ------------  ------------  ------------ -----------------
Sales                        $    60,544   $    67,538   $    69,881   $    68,352   $    33,334  $         68,338
Sales Discount                   (11,138)      (11,728)      (11,676)      (11,331)       (5,802)          (12,099)
Net Sales                         49,406        55,810        58,205        57,021        27,532            56,239
Gross Profit                      24,150        27,800        29,816        28,797        13,267            26,173
Operating income (loss)            7,543         8,311         5,283          (220)        1,830             3,568
Net income (loss)                  3,699         4,124         2,575          (582)        1,311             2,090
Preferred Stock Dividend              --            --            --            --          (785)           (1,500)
Net income (loss) available
     to common stockholders        3,699         4,124         2,575          (582)          526               590
Basic net income (loss)
     per share                      0.58          0.64          0.39         (0.08)         0.07              0.08
Diluted net income (loss)
     per share                      0.53          0.57          0.35         (0.08)         0.07              0.08

Balance Sheet Data:
Working capital                    9,543         8,860         9,886        22,277        14,222            25,298
Total assets                      55,736        54,251        50,478        75,606        79,152            95,906
Long-term debt                    14,238         8,128           400            --            --            23,192
Preferred stock                       --            --            --        19,853        19,798            19,798
Shareholders' equity              31,528        35,444        38,828        60,060        61,325            61,279

Other Operating Data:
TRM Copy Centers                  28,995        31,719        34,796        33,349        30,953            34,414


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" included herein and the consolidated financial statements and the related notes thereto of the Company incorporated by reference or included elsewhere. The following information contains forward-looking statements which involve certain risks and uncertainties.

See "Forward-Looking Statements."

OVERVIEW

GENERAL

     In 1999, TRM aggressively grew its new ATM services business while its core Photocopy services business generated sound cash flow and continued to solidify future cash flow with the implementation of the Next Gen -TM- Copy Center Program. The Company's financial position remains sound, offering it flexibility to meet its aggressive growth strategy.

     The Company launched ATM operations in the first quarter of 1999 and ended the year with 392 operating units deployed in the United States and 51 in Europe. The ATM business contributed to $1.4 million to annual gross revenues. The Company plans that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future as it expands the product offerings through its ATM network, and pursues new geographic opportunities.

     In the Photocopy business, the number of service areas the Company operates in has increased from 54 to 69 since June 1995 and now include 46 in the United States, 5 in Canada, 15 in the United Kingdom and 3 in France.

The number of TRM Copy Centers has increased 18.7 percent over the same period of time, from 28,995 to 34,414. In 1999, the Photocopy business generated $14.0 million dollars in earnings before interest, taxes and depreciation. In implementing the Nex Gen-TM- program, the Company was able to convert close to 65% of its revenue stream to three to five year agreements. The long term agreements were achieved as larger chain stores perceived the quality of the machines the Company is able to offer coupled with the Company's reputations for superior customer service.

     The Company's balance sheet maintains a low debt to asset ratio. This financial position offers the Company flexibility to meet the strategic expansion plans related to its ATM business. To support the vault cash requirements to supply cash in its ATMs, the Company has invested a total of $16.1 million of cash which it has raised using bank debt. Excluding this component of the outstanding debt, the Company has only $7.1 million in long-term debt as of December 31, 1999. The Company has plans to secure a non-recourse source of financing in 2000 which will allow it to keep both the ATM cash and related debt off of the balance sheet. Off-balance sheet financing means the Company can obtain cash without recording the asset or the related debt in its accounting records.

MATTERS AFFECTING ANALYSIS

     As a result of the Company's change in fiscal year end from June 30 to December 31, which commenced with December of 1998, for purposes of the following analysis, the Company has compared the fiscal year ended December 31, 1999 to the comparable period in 1998, which has been developed solely for comparative purposes, and has compared the fiscal year ended June 30, 1998 to the fiscal year ended June 30, 1997. The results for the twelve-month period ended December 31, 1998 were not audited.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page F-4 of this Form 10-K).


                                  Percentage Change                                    As a Percentage of Sales
                       ----------------------------------------- -------------------------------------------------------------------
                                      Six month                                               Six-month
                                       periods        Fiscal                                    period
                        Fiscal year     ended       years ended                                 ended          Fiscal years ended
                      ended June 30,  December 31,  December 31, Fiscal years ended June 30,   December 31,       December 31,
                       ------------- ------------- ------------- ---------------------------  ------------  ------------------------
                                                                                                            (unaudited)
                         1997-98       1997-98       1998-99         1997          1998          1998          1998          1999
                       ------------- ------------- ----------- -------------  ------------  ------------  ------------  ------------
Sales                          (2.2)%         1.2%       (0.6)%       100.0%        100.0%        100.0%        100.0%        100.0%
Sales discounts                (3.0)          9.8         2.1          16.7          16.6          17.4          17.2          17.7
Cost of sales                  (0.6)          1.6         5.6          40.6          41.3          42.9          41.5          44.0
Selling, general and
  administrative                5.1          12.4        (2.5)         29.3          31.5          34.2          33.7          33.1
Non-cash stock
  compensation                   --            --          --            --           1.7            --            --            --
Special charges                84.1            --      (100.0)          5.8           9.3            --          10.9            --
                       ------------- ------------- ----------- -------------  ------------  ------------  ------------  ------------
                       ------------- ------------- ----------- -------------  ------------  ------------  ------------  ------------
Operating income (loss)      (104.2)        (45.3)      255.4           7.6          (0.4)          5.5          (3.3)          5.2
Interest expense, net         (82.8)         81.8       232.3           0.6            --           0.1           0.2           0.6
Other, net                     (7.4)           --       (23.4)          1.0           1.0          (1.0)         (0.6)         (0.5)
                       ------------- ------------- ----------- -------------  ------------  ------------  ------------  ------------
                       ------------- ------------- ----------- -------------  ------------  ------------  ------------  ------------
Income (loss) before
  income taxes               (122.9)        (32.9)      273.8           6.0          (1.4)          6.4          (2.9)          5.1
Provision for income
  taxes                      (123.4)        (34.6)      273.4           2.3           0.5           2.5          (1.2)          2.0
                       ------------- ------------- ----------- -------------  ------------  ------------  ------------  ------------
                       ============= ============= =========== =============  ============  ============  ============  ============
Net income (loss)            (122.6)%       (31.9)%     274.0%          3.7%         (0.9)%         3.9%         (1.7)%         3.1%
                       ============= ============= =========== =============  ============  ============  ============  ============


FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)

     For the year ended December 31, 1999, consolidated sales decreased by $402,000 (.6%) to $68.3 million from $68.7 million for 1998. Although photocopy sales alone were down by $1.6 million (2.3%), average billed revenue per unit increased 3.4%. The increase in billed revenue per unit was the result of the higher production achieved through the implementation of the Company's strategy, commenced in 1998, to install thousands of new NextGen-TM- photocopiers in existing sites and new multi-site retail locations. As part of the strategy, many low-volume producing sites were eliminated late in 1998. As a result, the total units billed during the entire year of 1999 was 4.1% lower than in 1998, but, EBITDA was $14.0 million versus $5.2 million in 1998 on a lower billed unit base. $7.5 million of the increased EBITDA was the result of one-time charges in 1998, but the remaining $1.3 million increase was the result of improved cash flow. The overall impact of the strategy in 1999 was optimization of revenue and cash flow on a unit basis, and the Company's management is planning on increased Photocopy revenues and cash flow in the year 2000 as a result of the strategy.

     Revenues from the Company's new ATM business were $1.4 million during 1999 with no revenues in 1998. The Company is expecting a significant increase in ATM revenues in 2000 over 1999's revenue because of the aggressive growth plans it has for the newly established ATM services business. This growth is expected to be facilitated by the Company's sound financial position, evidenced by continued positive cash flow under long-term contracts and a balance sheet with a low debt to asset ratio.

     Sales discounts are the portion of revenue retained by retail customers. They generally vary at individual retail businesses depending on volume - the higher the volume, the greater the discount. The upward trend in sales discounts as a percentage of sales in 1999 compared to 1998 reflects changes made in business agreements with new customers over the periods. In 1999, the Company had entered many more long-term contracts with multi-state retail customers. Additional discounts were granted in an effort to secure the long-term contracts. As a result of this effort, approximately 65% of the Company's Photocopy revenue stream is now under long-term contracts.

     Costs of sales on a consolidated basis increased $1.6 million (5.6%) for the year ended December 31, 1999 compared to 1998. $1.0 million of the increase is due to the new ATM Business. Costs of paper, toner, parts, field labor and other costs decreased by $1.5 million. These decreases were the result of increased efficiencies gained by the installation of the new NextGen-TM-photocopiers. The cost savings were offset by increased costs primarily due to increased copier machine depreciation of $2.1 million. The increased copier depreciation relates to the increase in installed NextGen-TM- photocopiers.

     Selling, general and administrative expenses decreased $572,000 (2.5%) during the year ended December 31, 1999 compared to 1998. These costs were 33.1 percent and 33.7 percent of sales for 1999 and 1998, respectively. The decrease is primarily the result of reduced labor and operating costs.

     During the year ended December 31, 1999, interest expense increased to $412,000 from $124,000 in 1998. The increase was due to an increase in borrowings on the Company's revolving line of credit during 1999 primarily as the result of increased borrowings to finance the carrying of cash balances in ATM machines operated by the Company in its newly formed ATM business.

     Other income decreased to $321,000 from $419,000 during the year ended December 31, 1999 compared to 1998. The decrease was primarily due to interest income generated of $585,000 in 1998, compared to $220,000 in 1999, related to interest earned on short-term investments as a result of proceeds from the preferred stock offering in June of 1998, which was unavailable during most of 1999. Changes in other individually insignificant items explain the rest of the change in other income from 1998 to 1999.

     The Company's effective tax rate for the year ended December 31, 1999 was
39.9 percent, resulting in an income tax provision of $1.4 million, compared to an effective rate of 38.1 percent and an income tax benefit of $807,000 in 1998.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

     Sales decreased by $1.5 million (2.2%) to $68.4 million for fiscal 1998 from $69.9 million for fiscal 1997. The decrease represents a 7.4 percent decrease in the average net sales per unit, offset by a 5.8 percent overall increase in the number of billed units. Sales in North America declined 5.6 percent during fiscal 1998, while sales in Europe increased 5.5 percent during the same period. The decline in North America represents a maturing market in the small, independent retail customer base and increasing market demand for new black and white technology photocopiers. The Company has shifted its marketing efforts to address the decline by moving to NextGen-TM- photocopier technology and multi-site retailer customers.

     Sales for products not related to black and white photocopying have been insignificant, amounting to less than 5 percent of total sales.

     Sales discounts are the portion of revenue retained by retail customers. They generally vary at individual retail businesses depending on volume--the higher the volume, the greater the discount. The downward trend in sales discounts as a percentage of sales in fiscal 1998 and fiscal 1997 reflects changes made in business agreements with new customers over the periods.

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

     Selling, general and administrative expenses increased $1.1 million (5.1%) from $20.4 million in fiscal 1997 to $21.5 million in fiscal 1998. Selling, general and administrative costs were 31.5 percent and 29.3 percent of sales for fiscal 1998 and fiscal 1997, respectively. Selling, general and administrative costs increased due to increased costs of medical, property and auto insurance, higher vehicle costs, increased legal and accounting fees, and increased office and administrative payroll costs.

     In conjunction with the sale of Series A Preferred Stock (see Note 8 to the Consolidated Financial Statementsbeginning on page F-1 of this report), the Company amended certain Board members' stock option agreements to extend the exercise period for the options to ten years from June 24, 1998. Pursuant to APB No. 25, and due to the extension of the exercise period, the Company recognized $1.1 million as non-cash compensation expense in the year ended June 30, 1998.

     During fiscal 1998, the Company recorded a pre-tax special charge of $6.4 million ($3.9 million after tax) related to the write-down of certain under-performing assets of its photocopy business. The major components of the 1998 special charge included the disposal of under-performing machines ($4.3 million), the disposal of replacement parts and inventory relating to under-performing machines ($1.5 million) and other charges related to the disposal of equipment ($600,000).

     Interest expense decreased 82.8 percent to $68,000 in fiscal 1998 from $396,000 in fiscal 1997. The decrease was due to reduced bank borrowings on the Company's revolving line of credit during fiscal 1998.

     The Company's effective tax rate for fiscal 1998 was 39.1 percent, resulting in an income tax benefit of $373,000, compared to an effective rate of
38.2 percent and an income tax provision of $1.6 million in fiscal 1997. The increase in the effective tax rate from fiscal 1997 to fiscal 1998 is due to an increase in permanent differences in the Company's income for financial and tax reporting.

LIQUIDITY AND CAPITAL RESOURCES

     During 1999 TRM generated $3.6 million in cashflows from operations and increased its net working capital from $14.2 million at December 31, 1998 to $25.3 million at December 31, 1999 (including cash and cash equivalents of $16.8 million). The Company also has a $30.0 million bank line of credit, with $23.2 million borrowings outstanding at December 31, 1999. The Company was in compliance with all loan covenants at December 31, 1999.

     During 1999, the Company funded capital expenditures of $21.3 million primarily from cash which was available as of December 31, 1998 as well as bank borrowings on its line of credit. Capital expenditures were primarily for installations of NextGen-TM- copiers and NCR ATM machines, and computer systems implementation costs.

     The Company also funded vault cash inventory in its ATM network during 1999. As of December 31, 1999, the Company had a cash balance related to the ATM vault cash inventory of $16.1 million. The Company used its line of credit to finance this increase in cash. In March of 2000, the Company established a $30.0 million financing facility to access a commercial paper conduit to provide vault cash for its ATM network. This facility can be increased to $75 million, and the agreement resulted in the removal of the cash and underlying bank borrowings from the Company's balance sheet. The financing was completed off the Company's balance sheet on a non-recourse basis.

     The Company currently anticipates capital expenditures of approximately $35 million during calendar 2000. Approximately $30 million will be used to acquire ATM machines and the remainder will be used to acquire computer related systems and other capital items. The Company expects to finance these capital expenditures with cash generated from operations and bank borrowings. The Company intends to enter into a new bank line of credit arrangement which will allow it greater flexibility in its use of proceeds, and which does not encumber its ATM assets. Such a line of credit would allow the Company to refinance ATM assets thus resulting in an effective borrowing base close to $60 million. The Company expects that these sources will provide adequate cash to fund its expansion through at least December 31, 2000.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's systems, equipment, or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000.

     During 1999, the Company conducted a comprehensive project to identify, review and remediate if necessary all internal information, communications and facilities hardware and software used in the Company's financial and administrative operations, global communications systems, and office facilities systems. Once systems with potential year 2000 problems had been identified, the Company developed contingency plans using upgrades and service packs from manufacturers of third-party software as well as "hot fix" repairs created by internal Information Systems staff. In addition, the Company identified customers, lenders and suppliers of key goods and services and requested information about their year 2000 readiness. All of these actions were completed in the fourth quarter of 1999. With the passing of January 1, 2000, the Company reports that no significant year 2000 problems arose and, to date, the Company has not experienced any significant adverse effects related to the year 2000 transition.

     The Company is not aware of any significant year 2000 problems at any of its customers or suppliers. The Company believes that any additional resources needed to address year 2000 issues will not be material.

NEW ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1.") SOP 98-1 is applicable to all nongovernmental entities and provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company adopted the SOP 98-1 in the financial statements included as part of this report.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair values of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized through comprehensive income until the hedged item is recognized in earnings. The Company has adopted SFAS 133 effective in 1999 with no impact to the financial statements.

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

FORWARD-LOOKING STATEMENTS

     Information in "Management's Discussion and Analysis," the letter to shareholders and elsewhere in this Annual Report and Form 10-K about the Company's goals, plans and expectations regarding: successfully operating the ATM business, effectively using a third-party network of service providers, purchasing and installing additional NextGen-TM- photocopiers, , achieving a net cost savings as a result of the installation of NextGen-TM- photocopiers, expansion in existing and new markets, adding approximately 3,000 SmartATMs, expanding the ATM business, offering and providing e-commerce goods and services through SmartATMs, the offering and providing e-commerce goods and services through SmartATMs, and capital expenditures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect successfully operating the ATM Business include, but are not limited to, competition from existing ATM providers and new entrants into the ATM market, the Company's ability to attract and retain personnel necessary to execute its ATM business plan, the Company's ability to manage and achieve growth in a new line of business, changes in technology affecting ATM transactions, the Company's ability to expand its current relationships with retailers and broaden its distribution network, changes in consumer practices and preferences with respect to the location of, and use of, ATM's, and changes in the laws and regulations applicable to non-bank ATMs. Factors that could adversely affect the effectiveness of a third-party network of service providers include, but are not limited to, the availability of third-party service providers in the geographic areas needed, the Company's ability to negotiate contracts with the third-party service provider, and the service quality of the third-party service provider. Factors that could adversely affect the purchasing and installing additional NextGen-TM- photocopiers include, but are not limited to, changes in consumer practices and preferences with respect to the use of TRM's new photocopy machines, and the performance and profitability of NextGen-TM- photocopy machines, the Company's ability to purchase the additional photocopy machines, and the Company's ability to effectively sell the customers the benefits of the NextGen-TM- program. Factors that could adversely affect the ability to achieve net cost savings and increased revenues from the installation of NextGen-TM-photocopiers include management's ability to reduce labor costs to required levels, continued customer acceptance of the photocopy services and increased usage of photocopy services by potential and existing customers, and continued product efficiencies experienced by the NextGen-TM- photocopiers. Factors that could adversely affect expansion in existing and new markets include, but are not limited to, business conditions in the market areas the Company targets for expansion, competitive factors, customer demand for the Company's services and the Company's ability to execute its plans successfully. Factors that could adversely affect the addition of 3,000 SmartATMs include, but are not limited to, securing contracts with third-parties to install SmartATMs at their sites, the ability to purchase and install the SmartATMs, and the items described above regarding the operation of the ATM business. Factors that could adversely affect the offering and providing of e-commerce goods and services through SmartATMs include, but are not limited to, the Company's ability to develop the technology to open the channel of distribution, securing contracts with e-commerce vendors, customer acceptance of the e-commerce solutions, the continued feasibility of e-commerce business, and the items described above regarding the operation of the ATM business. Factors that could adversely affect capital expenditures include, but are not limited to, the items described above regarding the operation of the ATM business, purchasing additional NextGen-TM- photocopiers, the continued availability of a credit facility, the ability of the Company to enter into additional financing arrangements, and the Company's ability to negotiate favorable purchase agreements with ATM manufacturers. Any forward-looking statements should be considered in light of these factors.

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

     The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company's business operations. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk related to its credit facility as of December 31, 1999. Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

     The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada, France and the United Kingdom. The relative amount of business transacted in these countries is outlined in footnote 11 to the Consolidated Financial Statements beginning on page F=1 pf this report.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders (the "2000 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

ITEM 11.      EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included under "Executive Compensation" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


    (a)   1.  FINANCIAL STATEMENTS                                                                 PAGE IN THIS REPORT.
                                                                                                   --------------------
              Independent Accountants' Report                                                              F-1

              Independent Auditors' Report                                                                 F-2

              Consolidated  Balance  Sheets as of June 30,  1998 and  December  31,  1998 and
              December 31, 1999                                                                            F-3

              Consolidated Statements of Operations for each of the two years in the period ended June 30, 1998, the six-month period ended
              December 31, 1998, and the year ended December 31, 1999 F-4

              Consolidated Statements of Shareholders' Equity for each of the two years in the period ended June 30, 1998, the six-month period ended December 31, 1998, and the year ended December 31, 1999 F-5

              Consolidated Statements of Cash Flows for each of the two years in the period ended June 30, 1998, the six-month period ended
              December 31, 1998 and the year ended December 31, 1999 F-6

              Notes to Consolidated Financial Statements                                                   F-7

         2.   FINANCIAL STATEMENT SCHEDULES:

              III -- Valuation and Qualifying Accounts                                                     S-1

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.   EXHIBITS:

              (a) The exhibits listed below are filed as part of this report


  Exhibit
  Number
  ------

  3.1(a) Amendments to the Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

  3.1(b) Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

  3.2 Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

  4.1        Investors' Rights Agreement (Incorporated herein by reference to
             Exhibit 4.1 of Form 8-K dated July 9, 1998)

  Exhibit
  Number
  ------
  4.2 Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)
  4.3        Articles I, II, V, VII and X of the Restated Bylaws (See
             Exhibit 3.2)

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

  10.8       Employment Agreements:
                 a)   Employment Agreement dated January 17, 1995 with Michael
                      D. Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
                 b) Employment Agreement dated April 25, 1996 with Michael D. Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1996)
                 c)   Employment Agreement dated August 18, 1997 with Frederic
                      P. Stockton (Incorporated herein by reference to Exhibit
                      10.8 of Form 10-K for the fiscal year ended June 30, 1998)
                 d) Employment Agreement dated September 18, 1997 with Paul M. Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)

                 e) Employment Agreement dated June 22, 1998 with Danial J. Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
                 f) Employment Agreement dated September 29, 1998 with Kathleen O. Hoogerhuis (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
                 g) Employment Agreement dated February 8, 1999 with Kurt Schusterman (Incorporated herein by reference to Exhibit
                      10.8 of Form 10-K for the period ended December 31, 1998)
                 h)   Employment Agreement dated October 1, 1999 with Kathleen
                      O. Hoogerhuis.

  10.9 Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995

  Exhibit
  Number
  ------

             (Incorporated herein by reference to Exhibit
             10.9 of Form 10-K for the fiscal year ended June 30, 1995)

  10.10 Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)

  16.1 Letter from KPMG LLP regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16 of Current Report on Form 8-K filed on September 2, 1999).

  21.1       Subsidiaries of the Registrant

  23.1       Consent of PricewaterhouseCoopers, LLP, Independent Accountants

  23.2       Consent of KPMG LLP, Independent Auditors

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

                                       TRM CORPORATION
                                            ------------------------------------
                                       By: /S/ FREDERIC P. STOCKTON
                                           Frederic P. Stockton
                                           President and Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 30, 1999 on behalf of the Registrant and in the capacities indicated:


              SIGNATURE                                                       TITLE
---------------------------------------              --------------------------------------------------------------
/S/ FREDERIC P. STOCKTON                             President, Chief Executive Officer and Director
---------------------------------------              (Principal Executive Officer)
Frederic P. Stockton

/S/ SHAMI PATEL                                      Vice President of Finance and Chief Financial Officer
---------------------------------------              (Principal Financial Officer and Principal Accounting Officer)
Shami Patel

/S/ EDWARD E. COHEN                                  Chairman of the Board and Director
---------------------------------------
Edward E. Cohen

/S/ DANIEL G. COHEN                                  Director
---------------------------------------
Daniel G. Cohen

/S/ JOSEPH G. DENTON                                 Director
---------------------------------------
Joseph G. Denton

/S/ KENT B. GODFREY                                  Director
---------------------------------------
Kent B. Godfrey

/S/ JOEL R. MESZNIK                                  Director
---------------------------------------
Joel R. Mesznik

/S/ FREDERICK O. PAULSELL                            Director
---------------------------------------
Frederick O. Paulsell

/S/ DEBBIE HURD BAPTIST                              Director
---------------------------------------
Debbie Hurd Baptist

/S/ KENNETH L. TEPPER                                Director
---------------------------------------
Kenneth L. Tepper


                                  EXHIBIT INDEX


  Exhibit
  Number
  ------

  3.1(a) Amendments to the Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

  3.1(b) Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

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


  Exhibit
  Number
  ------


  10.8       Employment Agreements:

                 a)   Employment Agreement dated January 17, 1995 with Michael
                      D. Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
                 b)   Employment Agreement dated April 25, 1996 with Michael D.
                      Simon (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1996)
                 c)   Employment Agreement dated August 18, 1997 with
                      Frederic P. Stockton (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended
                      June 30, 1998)
                 i)   Employment Agreement dated September 18, 1997 with Paul M.
                      Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
                 j)   Employment Agreement dated June 22, 1998 with Danial J.
                      Tierney (Incorporated herein by reference to Exhibit 10.8
                      of Form 10-K for the period ended December 31, 1998)
                 k)   Employment Agreement dated September 29, 1998 with
                      Kathleen O. Hoogerhuis (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December
                      31, 1998)
                 l)   Employment Agreement dated February 8, 1999 with Kurt
                      Schusterman (Incorporated herein by reference to Exhibit
                      10.8 of Form 10-K for the period ended December 31, 1998)
                 m)   Employment Agreement dated October 1, 1999 with Kathleen
                      O. Hoogerhuis.

  10.9 Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit
             10.9 of Form 10-K for the fiscal year ended June 30, 1995)
  10.10      Preferred Stock and Warrants Purchase Agreement dated March 29,
             1998 between the Company and ReadyCash Investment Partners, L.P.
             (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)
  16.1       Letter from KPMG LLP regarding change in certifying accountant
             (Incorporated herein by reference to Exhibit 16 of Current Report on Form 8-K filed on September 2, 1999).
  21.1       Subsidiaries of the Registrant
  23.1       Consent of PricewaterhouseCoopers LLP, Independent Accountants
  23.2       Consent of KPMG LLP, Independent Auditors
  24.1       Power of Attorney (see Signature page)
  27.1       Financial Data Schedule

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TRM Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of TRM Corporation and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 17 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Portland, Oregon
February 15, 2000 except as to Note 14
which is as of March 17, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
TRM Corporation (formerly TRM Copy
  Centers Corporation):

We have audited the accompanying consolidated balance sheets of TRM Corporation (formerly TRM Copy Centers Corporation) and subsidiaries as of December 31, 1998 and June 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the six months ended December 31, 1998 and for each of the years in the two-year period ended June 30, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule, as listed in the 14(a)(2)
Schedule III of Form 10-K of TRM Corporation. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRM Corporation and subsidiaries as of December 31, 1998 and June 30, 1998, and the results of their operations and their cash flows for the six months ended December 31, 1998 and for each of the years in the two-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic ' consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP
Portland, Oregon
February 19, 1999

                                 TRM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                              JUNE 30,                  DECEMBER 31,
                                                                               1998               1998              1999
                                                                          ----------------   ----------------  ----------------

                  ASSETS
                  Current assets:

                     Cash and cash equivalents (note 1)                   $        20,177    $        14,285   $        16,775
                     Accounts receivable, net                                       7,423              7,436             7,362
                     Income tax receivable                                            645                412               378
                     Inventories (note 2)                                           3,809              3,486             3,771
                     Prepaid expenses and other                                     1,240              1,640             2,188
                     Deferred tax asset (note 7)                                      644                542             1,243
                                                                          ----------------   ----------------  ----------------
                       Total current assets                                        33,938             27,801            31,717
                  Equipment and vehicles, less accumulated depreciation
                     (notes 3 and 4)                                               41,624             51,211            62,648
                  Other assets                                                         44                140             1,541
                                                                          ----------------   ----------------  ----------------
                                                                          $        75,606    $        79,152   $        95,906
                                                                          ================   ================  ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  Current liabilities:
                     Accounts payable                                               7,558              9,992             2,880
                     Accrued expenses (note 5)                                      4,103              3,587             3,539
                                                                          ----------------   ----------------  ----------------
                       Total current liabilities                                   11,661             13,579             6,419
                  Long-term debt (note 6)                                              --                 --            23,192
                  Deferred tax liability (note 7)                                   3,885              4,248             5,016
                                                                          ----------------   ----------------  ----------------
                     Total liabilities                                             15,546             17,827            34,627
                                                                          ----------------   ----------------  ----------------
                  Commitments (note 10) Shareholders' equity
                     (notes 8 and 9):
                     Preferred stock, no par value.
                         Authorized 5,000 shares; 1,778 shares issued and
                         outstanding                                               19,853             19,798            19,798
                     Common stock, no par value.

                         50,000 shares authorized, 7,057, 7,091, and
                         7,071 shares issued and outstanding, respectively         18,617             19,143            19,095
                     Accumulated other comprehensive income                          (107)               161              (427)
                     Retained earnings                                             21,697             22,223            22,813
                                                                          ----------------   ----------------  ----------------
                         Total shareholders' equity                                60,060             61,325            61,279
                                                                          ----------------   ----------------  ----------------
                                                                          $        75,606    $        79,152   $        95,906
                                                                          ================   ================  ================




          See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                         SIX-MONTH       FISCAL YEAR
                                             FISCAL YEAR ENDED         PERIOD ENDED         ENDED
                                                 JUNE 30,              DECEMBER 31,     DECEMBER 31,
                                           1997            1998            1998              1999

                                       --------------  --------------  --------------  -----------------
Sales                                  $      69,881   $      68,352   $      33,334   $         68,338
Less discounts                                11,676          11,331           5,802             12,099
                                       --------------  --------------  --------------  -----------------
Net sales                                     58,205          57,021          27,532             56,239
Cost of sales                                 28,389          28,224          14,265             30,066
                                       --------------  --------------  --------------  -----------------
Gross profit                                  29,816          28,797          13,267             26,173
Selling, general and administrative
    expense                                   20,445          21,491          11,437             22,605
Non-cash stock compensation (note 8)              --           1,146              --                 --
Special charges (note 4)                       4,088           6,380              --                 --
                                       --------------  --------------  --------------  -----------------
Operating income (loss)                        5,283            (220)          1,830              3,568
Interest expense                                 396              68              40                412
Other expense (income), net                      720             667            (328)              (321)
                                       --------------  --------------  --------------  -----------------
Income (loss) before income taxes              4,167            (955)          2,118              3,477
Provision (benefit) for income taxes
    (note 7)                                   1,592            (373)            807              1,387
                                       --------------  --------------  --------------  -----------------
Net income (loss)                      $       2,575   $        (582)  $       1,311   $          2,090
                                       ==============  ==============  ==============  =================


Earnings per share computation:

Net income                             $       2,575   $        (582)  $       1,311   $          2,090
Preferred stock dividends                         --              --            (785)            (1,500)
                                       --------------  --------------  --------------  -----------------
Net income available to common
    shareholders                       $       2,575   $        (582)  $         526   $            590
                                       ==============  ==============  ==============  =================
Basic net income (loss) per share:
    Shares outstanding                         6,666           6,992           7,074              7,096
                                       ==============  ==============  ==============  =================
    Net income (loss) per share        $        0.39   $       (0.08)  $         .07   $           0.08
                                       ==============  ==============  ==============  =================

Diluted net income (loss) per share:
    Shares outstanding                         7,285           6,992           7,488              7,271
                                       ==============  ==============  ==============  =================
    Net income (loss) per share        $        0.35   $       (0.08)  $         .07   $           0.08
                                       ==============  ==============  ==============  =================


          See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                       COMPREHENSIVE       PREFERRED STOCK     COMMON STOCK       COMPREHENSIVE     RETAINED
                                          INCOME         SHARES     AMOUNTS SHARES    AMOUNTS         INCOME        EARNINGS
                                 ----------------- ---------- ----------- --------- ----------- ----------------- ------------
BALANCES, JUNE 30, 1996                                   --          --     6,484      16,214             (474)       19,704
Comprehensive income
   Net income                              $2,575         --          --        --          --                --        2,575
   Other Comprehensive
   income, net of tax
      Foreign currency
      Translation adjustment                  422         --          --        --          --               422           --
                                 -----------------
Comprehensive income                       $2,997         --          --        --          --                --           --
                                 ================
Exercise of stock options                                 --          --       468         517                --           --
Tax benefit of stock options                              --          --        --          96                --           --
Issuance of stock to employees                            --          --         6          53                --           --
Purchase of outstanding shares                            --          --      (27)       (279)                --           --
                                                   ---------- ----------- --------- ----------- ----------------- ------------
BALANCES, JUNE 30, 1997                                   --          --     6,931      16,601              (52)       22,279
Comprehensive income
   Net loss                                $(582)         --          --        --          --                --        (582)
   Other Comprehensive
   income (loss), net of tax
      Foreign currency
      translation adjustment                 (55)         --          --        --          --              (55)           --
                                 -----------------
Comprehensive income (loss)                $(637)         --          --        --          --                --           --
                                 =================
Exercise of stock options                                 --          --       114         571                --           --
Tax benefit of stock options                              --          --        --         201                --           --
Issuance of stock to employees                            --          --        12          98                --           --
Issuance of preferred stock                            1,778      19,853        --          --                --           --
Noncash stock compensation                                --          --        --       1,146                --           --
                                                   ---------- ----------- --------- ----------- ----------------- ------------
BALANCES, JUNE 30, 1998                                1,778      19,853     7,057      18,617             (107)       21,697
Comprehensive income
   Net income                              $1,311         --          --        --          --                --        1,311
   Other Comprehensive
   income, net of tax
      Foreign currency
      translation adjustment                  268         --          --        --          --               268           --
                                 ----------------
Comprehensive income                       $1,579         --          --        --          --                --           --
                                 ================
Exercise of stock options                                 --          --        28         179                --           --
Tax benefit of stock options                              --          --        --         304                --           --
Issuance of stock to employees                            --          --         6          43                --           --
Issuance cost of preferred                                --        (55)        --          --                --           --
stock
Preferred stock dividends                                 --                    --         --                ---        (785)
                                                   ---------- ----------- --------- ----------- ----------------- ------------
                                                                     --
BALANCES, DECEMBER 31, 1998                            1,778     $19,798     7,091     $19,143             $ 161      $22,223
                                                   ========== =========== ========= =========== ================= ============
Comprehensive income
   Net income                               2,090         --          --        --          --                --        2,090
   Other Comprehensive
   income, net of tax
      Foreign currency
      translation adjustment                (588)         --          --        --          --             (588)           --
                                            -----
Comprehensive income                       $1,502         --          --                                      --           --
                                           ======
Repurchase of common stock                                --          --      (60)       (293)                --           --
Exercise of stock options                                 --          --         5          21                --           --
Issuance of stock to employees                            --          --        25         149                --           --
Issuance of common stock                                  --          --        10          75                --           --
Preferred stock dividends                                 --                    --         --                ---      (1,500)
                                                   ---------- ----------- --------- ----------- ----------------- ------------
                                                                     --
BALANCES, DECEMBER 31, 1999                            1,778     $19,798     7,071     $19,095           $ (427)      $22,813
                                                   ========== =========== ========= =========== ================= ============






                                    TOTAL

                                ------------
BALANCES, JUNE 30, 1996              35,444
Comprehensive income
   Net income                         2,575
   Other Comprehensive
   income, net of tax
      Foreign currency
      Translation adjustment            422

Comprehensive income                     --

Exercise of stock options               517
Tax benefit of stock options             96
Issuance of stock to employees           53
Purchase of outstanding shares        (279)
                                ------------
BALANCES, JUNE 30, 1997              38,828
Comprehensive income
   Net loss                           (582)
   Other Comprehensive
   income (loss), net of tax
      Foreign currency
      translation adjustment           (55)

Comprehensive income (loss)              --

Exercise of stock options               571
Tax benefit of stock options            201
Issuance of stock to employees           98
Issuance of preferred stock          19,853
Noncash stock compensation            1,146
                                ------------
BALANCES, JUNE 30, 1998              60,060
Comprehensive income
   Net income                         1,311
   Other Comprehensive
   income, net of tax
      Foreign currency
      translation adjustment            268

Comprehensive income                     --

Exercise of stock options               179
Tax benefit of stock options            304
Issuance of stock to employees           43
Issuance cost of preferred             (55)
stock
Preferred stock dividends             (785)
                                ------------

BALANCES, DECEMBER 31, 1998         $61,325
                                ============
Comprehensive income
   Net income                         2,090
   Other Comprehensive
   income, net of tax
      Foreign currency
      translation adjustment          (588)

Comprehensive income

Repurchase of common stock            (293)
Exercise of stock options                21
Issuance of stock to employees          149
Issuance of common stock                 75
Preferred stock dividends           (1,500)
                                ------------

BALANCES, DECEMBER 31, 1999         $61,279
                                ============


          See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              SIX-MONTH
                                                  FISCAL YEAR ENDED          PERIOD ENDED    FISCAL YEAR ENDED
                                                      JUNE 30,               DECEMBER 31,       DECEMBER 31
                                                1997             1998            1998              1999
                                             -------------- --------------- ---------------  -----------------

OPERATING ACTIVITIES:

Net income (loss)                                    2,575            (582)          1,311              2,090
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
   Depreciation and amortization                     5,591           5,953           3,787              9,069
   Loss (gain) on disposal of equipment
     and vehicles                                      234             175              (8)               290
   Non-cash stock compensation                          --           1,146              --                 --
   Special charges                                   4,088           6,380              --                 --
   Changes in items affecting operations:
     Accounts receivable                              (440)            281             (13)                74
     Inventories                                       566            (692)            323               (285)
     Income taxes receivable                            --            (645)            233                 34
     Prepaid expenses and other                       (189)              5            (400)              (548)
     Accounts payable                                  240           4,581           2,434             (7,112)
     Accrued expenses                                  324             229            (516)               (48)
     Deferred income taxes                            (311)         (1,017)            465                 67
                                             --------------   -------------   -------------    ---------------
       Total operating activities                   12,678          15,814           7,616              3,631
                                             --------------   -------------   -------------    ---------------
INVESTING ACTIVITIES:
Proceeds from sale of equipment                        456           1,780             684                639
Capital expenditures                                (4,562)        (20,155)        (13,811)           (21,330)
Other                                                  (33)              2             (96)            (1,491)
                                             --------------   -------------   -------------    ---------------
   Total investing activities                       (4,139)        (18,373)        (13,233)           (22,182)
                                             --------------   -------------   -------------    ---------------
FINANCING ACTIVITIES:
Net borrowings on notes payable                     (7,728)           (400)             --             23,192
Repurchase of common stock                              --              --              --               (293)
Net proceeds from issuance of  common stock            387             870             526                245
Net proceeds from issuance of preferred
   stock                                                --          19,853              --                 --
Issuance cost of preferred stock                        --              --             (55)                --
Preferred stock dividends                               --              --            (785)            (1,500)
                                             --------------   -------------   -------------    ---------------
   Total financing activities                       (7,341)         20,323            (314)            21,644
                                             --------------   -------------   -------------    ---------------
Effect of exchange rate changes                        457            (115)             29               (603)
                                             --------------   -------------   -------------    ---------------
Net increase in cash and cash equivalents            1,655          17,649          (5,892)             2,490
Beginning cash and cash equivalents                    873           2,528          20,177             14,285
                                             --------------   -------------   -------------    ---------------
Ending cash and cash equivalents             $       2,528    $     20,177    $     14,285     $       16,775
                                             ==============   =============   =============    ===============


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     DESCRIPTION OF BUSINESS
     TRM Corporation delivers convenience services in retail environments to consumers. The Company currently provides self-service cash delivery and account balance inquiry, delivered through ATM machines, and photocopy services delivered through TRM CopyCenters-TM-. TRM's convenience service locations are easily recognized by the Company's distinctive yellow trapezoidal signage that has achieved significant consumer recognition.

     TRM's convenience services are made available in high traffic retail locations that are convenient to consumers. TRM offers its services in over 34,000 retail locations in six countries - the United States, Canada, England, France, Scotland and Wales. TRM provides the equipment, maintenance, supplies and point of sale material s required for each of its installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by TRM's offerings.

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

     CHANGE IN FISCAL YEAR END

     During 1998, the Company changed its fiscal year end from June 30 to December 31 in an effort to align operational objectives with the financial reporting year. As a result, the Company has presented its financial position as of June 30, 1998, December 31, 1998, and December 31, 1999 and has presented its results of operations, cash flow and changes in shareholders' equity for the fiscal years ended June 30, 1997 and June 30, 1998, the six month period ended December 31, 1998, and the fiscal year ended December 31, 1999. For comparative purposes, the Company has included unaudited condensed consolidated financial information in Note 12 for the six month period ended December 31, 1997, and the twelve month period ended December 31, 1998.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair market value because of the short maturity for these instruments. Fair value approximates carrying value of the Company's borrowings under its long-term debt arrangements based upon interest rates available for the same or similar loans.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. As of December 31, 1999, $16.1 million of the Company's reported cash balance represents cash held in its ATM network.

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

     Accounts receivable are shown net of allowance for doubtful accounts of $156,000, $172,000 and $140,000 at June 30, 1998, December 31, 1998 and 1999,
respectively.

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



                Photocopy centers                        7-10 years
                ATMs                                       10 years
                Furniture and fixtures                    5-7 years
                Computer equipment                          5 years
                Vehicles                                    5 years

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

     STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

     Income taxes paid were approximately $1,635,000, $1,171,000 and $942,000 for fiscal years ended June 30, 1997, 1998 and December 31,1999, respectively. During the six-month period ended December 31, 1998, income taxes paid were $280,000. Interest paid does not materially differ from interest expense.

     NET INCOME (LOSS) PER SHARE

     The Company follows the provisions of SFAS 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if convertible preferred shares outstanding at the beginning of each year were converted at those dates with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock was not included in the computation of diluted earnings per common share for the fiscal period ended June 30, 1998 since it would have resulted in an antidilutive effect. Dilutive common shares consist of options to purchase common stock.

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

2. INVENTORIES (in thousands):


                                                    JUNE 30,           DECEMBER 31,            DECEMBER 31,
                                                      1998                    1998                    1999
                                                      ----                    ----                    ----
Paper                                          $           1,019      $               795     $               696
Toner and developer                                          629                      678                     550
Parts                                                      2,161                    2,013                   2,525
                                                -----------------      -------------------     -------------------
                                               $           3,809      $             3,486     $             3,771
                                                =================      ===================     ===================

3. EQUIPMENT AND VEHICLES (in thousands):


                                                    JUNE 30,           DECEMBER 31,            DECEMBER 31,
                                                      1998                    1998                    1999
                                                      ----                    ----                    ----
Photocopiers                                   $          50,741      $            64,094     $            73,848
ATMs                                                                                                        6,160
Furniture and fixtures                                     1,436                    1,474                   1,437
Computer equipment                                         1,834                    1,976                   4,801
Vehicles                                                   4,680                    3,626                   2,874
                                                -----------------      -------------------     -------------------
                                                          58,691                   71,170                  89,120
Accumulated depreciation                                 (17,067)                 (19,959)                (26,472)
                                                -----------------      -------------------     -------------------
                                               $          41,624      $            51,211      $           62,648
                                                =================      ===================     ===================




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

     During the period ended June 30, 1997, the Company recognized a non-cash impairment charge of $4,088,000 pretax ($2,526,000 and $0.35 per share after tax). This charge included impairment write downs of equipment in three categories: color copiers, custom business card printing components and certain older generation black and white copiers. It was concluded during 1997 that the equipment purchased in 1993 and 1994 to support the Company's color and business card businesses was technologically dated and that the full asset carrying amounts were not recoverable. In addition, the Company entered an agreement with a major copier manufacturer to purchase a new generation black and white copier ("NextGen-TM-") to expand its core black and white photocopy business.

     During the period ended June 30, 1998, new management joined the Company and evaluated the performance of assets in the photocopy business. With the growth of the NextGen-TM- photocopy program, the Company has decided to retire over half of its older Savin photocopiers at low-volume locations, resulting in the recording of special charges as noted hereafter:



  Disposal of under-performing machines                                                             $4,324
     Disposal of replacement parts and inventory relating to under-performing machines               1,494
     Other                                                                                             562
                                                                                                   -------

     Total special charges                                                                          $6,380
                                                                                                   =======

5. ACCRUED EXPENSES (in thousands):


                                                    JUNE 30,              DECEMBER 31,            DECEMBER 31,
                                                      1998                    1998                    1999
                                                      ----                    ----                    ----
Accrued payroll expenses                       $           2,918      $             2,287     $             2,059
Customer security deposits                                   218                      225                     197
Accrued taxes other than income                              330                      358                     114
Other accrued expenses                                       637                      717                   1,169
                                                -----------------      -------------------     -------------------
                                               $           4,103      $             3,587     $             3,539
                                                =================      ===================     ===================

6. BANK BORROWINGS (in thousands):


                                                    JUNE 30,              DECEMBER 31,            DECEMBER 31,
                                                      1998                    1998                    1999
                                                      ----                    ----                    ----
Bank revolving loan, unsecured, maximum
limit of $30.0 million                         $              --      $                --     $            23,192
                                                =================      ===================     ===================

     The revolving loan agreement calls for monthly payments of interest only until expiration on April 1, 2000, or as renegotiated. (See Note 14.) At that time, no additional borrowings will be available, and the outstanding loan balance will be due and payable. The arrangement allows the Company to choose from interest rate alternatives based on the bank's reference rate or on LIBOR. It also calls for a loan fee which was paid at the date of the loan. The interest rate applicable to bank borrowings as of December 31, 1999 ranged between 7.38% and 8.5% according to the LIBOR attached to specific borrowings under the credit facility. The loan agreement contains certain restrictive covenants as to working capital, total liabilities and stockholders' equity. The Company is in compliance with the covenants.

7.   INCOME TAXES:

     Income (loss) before income taxes is as follows (in thousands):


                                         FISCAL YEAR ENDED JUNE 30,         SIX-MONTH PERIOD        FISCAL YEAR ENDED
                                                                            ENDED DECEMBER 31         DECEMBER 31,

                                           1997              1998                 1998                    1999
                                           ----              ----                 ----                    ----

United States                         $        1,223   $        (3,900) $                    971   $            2,673
Foreign                                        2,944             2,945                     1,147                  804
                                       -------------------------------------------------------------------------------
                                      $        4,167   $          (955) $                  2,118   $            3,477
                                       ===============================================================================


  The components of income tax expense (benefit) are as follows (in thousands):


                                                                       SIX-MONTH PERIOD        FISCAL YEAR ENDED
                                FISCAL YEAR ENDED JUNE 30,            ENDED DECEMBER 31,         DECEMBER 31,
                                --------------------------            ------------------         ------------
                                 1997              1998                      1998                    1999
                                 ----              ----                      ----                    ----
CURRENT:

    Federal                  $      1,074     $         (537)    $        --            $             --
    State                             459                 --              --                          80
    Foreign                           370                877             275                         472

DEFERRED:

    Federal                        (1,097)              (598)            314                         910
    State                            (320)              (384)             68                         186
    Foreign                         1,106                269             150                        (261)
                              ==============================================================================
                             $      1,592     $         (373)    $       807            $          1,387
                              ==============================================================================


     Deferred tax assets (liabilities) are comprised of the following components (in thousands):


                                           JUNE 30,               DECEMBER 31,              DECEMBER 31,
                                           --------               ------------              ------------
                                             1998                     1998                      1999
                                             ----                     ----                      ----
CURRENT:
   Accrued liabilities               $                432     $                428      $             1,163
   Accounts receivable allowance                       52                       52                       18
   Other                                              160                       62                       62
                                      =========================================================================
                                     $                644     $                542      $             1,243
                                      =========================================================================

NONCURRENT:
   Deferred Compensation             $                458     $                443      $               454
   Net operating losses                               126                      498                    2,166
   Tax depreciation in excess
        of book depreciation                       (4,469)                  (5,189)                  (7,636)
                                      -------------------------------------------------------------------------
                                     $             (3,885)    $             (4,248)     $            (5,016)
                                      =========================================================================


No valuation allowance has been recorded at June 30, 1998, or December 31, 1998 or 1999.

     The effective tax rate differs from the federal statutory tax rate as follows:


                                                FISCAL YEAR ENDED       SIX-MONTH PERIOD            FISCAL YEAR ENDED
                                                -----------------       ----------------            -----------------
                                                    JUNE 30,            ENDED DECEMBER 31             DECEMBER 31,
                                                    --------            -----------------             ------------
                                                1997        1998               1998                       1999
                                                ----        ----               ----                       ----
Statutory federal rate                           34.0%      34.0%              34.0%                       34.0%
State taxes, net of federal benefit               7.6        5.0                1.8                         4.8
(Benefit) provision for foreign tax rates        (4.1)      (5.1)               0.4                        (0.6)
Other                                             0.7        5.2                1.9                         1.7
                                            -----------------------------------------------------------------------------
                                                 38.2%      39.1%             38.1%                       39.9%
                                            =========== =================================================================


8.   STOCKHOLDERS' EQUITY:

     PREFERRED STOCK

     On June 24, 1998 the Company issued and sold 1,777,778 Series A Preferred Shares and Warrants to purchase 500,000 shares of Common Stock for net proceeds of approximately $19.8 million. Each share of Preferred Stock has one vote, and votes together with the Common Stock as a single class on all matters. Each share is convertible at any time at the option of the holder into .7499997 of a share of Common Stock. In addition, each share of

Preferred Stock is automatically converted into .7499997 shares of Common Stock if the price of Common Stock is at least $20.00 for a period of 90 consecutive days commencing after June 30, 1999. The conversion ratio and exercise prices are adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in March, June, September and December of each year, commencing June 1998, at the rate of 7-1/2% per annum. In the event of any liquidation, dissolution or winding up of the affairs of the Company, each holder of Series A Preferred Stock shall be paid the aggregate Liquidation Value, $11.25 per share, plus all accumulated and unpaid dividends to the date of liquidation, dissolution or winding up of affairs before any payment to holders of Junior Securities. Preferred dividends totaling $785,000 were paid during the six-month period ending December 31, 1998, and $1.5 million in preferred dividends were paid during the year ended December 31, 1999.

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

     REPURCHASE OF COMMON STOCK

     During 1999, the Company repurchased common stock in accordance with the authority granted to it by its Board of Directors in a September of 1997 meeting. The Board authorized the repurchase of up to 500,000 shares. A total of 60,000 shares were repurchased in 1999 for a total price of $293,000 at prices ranging from $4.56 to $6.09 per share. No shares were repurchased prior to 1999.

     ISSUANCE OF COMMON STOCK

     During 1999, the Company issued 9,956 shares of its common stock in order to purchase certain photocopy location contracts and related photocopy equipment from a related party. The market value of the common stock issued was $75,000.

     COMMON STOCK WARRANTS

     On June 24, 1998 the Company granted Warrants to the purchasers of the Series A Preferred Stock which allow the purchase of 500,000 shares of Common Stock at $15.00 per share . The Warrants are exercisable in whole or in increments of at least 75,000 shares. Warrants representing 200,000 shares expire three years after the date of grant, and Warrants representing 300,000 shares expire seven years after the date of grant. The Warrants may be exercised by the payment of cash, by payment in shares of Common Stock, or on a cashless basis whereby the Company will issue the number of shares of Common Stock equal in value to the difference between the fair market value of the Warrant shares and the exercise price.

     COMMON STOCK OPTIONS

     The Company reserved 1,300,000 shares of common stock for issuance under an incentive and nonqualified stock option plan established in 1986 (the "1986 Plan"). In October 1996, the 1996 Stock Option Plan (the "1996 Plan") was approved by shareholders of the Company, which provided for the granting of a maximum of 700,000 options to purchase common shares to key employees of the Company. In June 1998, the shareholders of the Company approved a proposal to increase the maximum options in the 1996 Plan from 700,000 to 1,200,000, thus bringing the total shares of common stock for issuance under stock option plans to 2,500,000. In May of 1999, the shareholders of the Company approved a proposal to increase the maximum options in the 1996 Plan from 1,200,000 to 1,700,000, thus bringing the total shares of common stock eligible for issuance under all stock option plans to 3,000,000. Under both plans ("the Plans"), incentive stock options are granted at no less than 100% of the fair market value per share of the common stock. Nonqualified stock options under the 1986 Plan were granted at prices determined by the Board of Directors, while grants under the 1996 Plan are granted at no less than 100% of fair market value. The options are exercisable over a period of ten years from the date of grant. Generally, the options vest over five years.

     A summary of stock option activity follows:


                                                   SHARES                     PRICE RANGE         WEIGHTED AVERAGE
                                                UNDER OPTION                                       EXERCISE PRICE
                                            ------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                            1,048,550         $     2.00  -   $     10.625        $      6.29
   Options granted                                  437,500         $     9.00  -   $      14.50        $      9.99
   Options exercised                              (113,850)         $     4.00  -   $     10.375        $      5.01
   Options canceled                                (32,700)         $     6.25  -   $     10.625        $      8.39
                                            ------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                            1,339,500         $     2.00  -   $      14.50        $      7.56
   Options granted                                  256,500         $     8.00  -   $      10.00        $      8.85
   Options exercised                               (28,200)         $    4.125  -   $      6.375        $      6.35
   Options canceled                                (55,400)         $     6.25  -   $     10.375        $      9.03
                                            ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                        1,512,400         $     2.00  -   $     10.375        $      7.13
   Options granted                                  767,000         $     4.50  -   $       8.00        $      6.10
   Options exercised                                (5,000)         $    4.125  -   $      4.125        $      4.13
   Options canceled                               (211,300)         $    6.375  -   $      9.875        $      7.79
                                            ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999
   (1,153,019 EXERCISABLE,                        2,063,100         $     2.00  -   $     10.375        $      6.97
   99,700 AVAILABLE FOR GRANT)
                                            ------------------------------------------------------------------------
                                            ------------------------------------------------------------------------



     On December 14, 1998, the Company repriced a total of 608,500 options from their original granted exercise price to $8.00 which was above the market value on that date. The weighted average of the original exercise price of the options was $11.60. No compensation expense was required to be recorded in the financial statements of the Company as a result of the repricing.

     A summary of stock options outstanding follows:


                                           Options Outstanding                                    Options Exercisable

                       ------------------------------------------------------------   --------------------------------------------
                                                  Weighted           Weighted                                      Weighted
                              Number              Average             Average                Number                 Average
      Range of            Outstanding at         Remaining           Exercise             Exercisable at           Exercise
   Exercise Price        December 31,1999     Contractual Life         Price             December 31, 1999           Price

----------------------------------------------------------------------------------------------------------------------------------
$  2.00 to $  4.875          844,900                7.0               $ 4.11                409,900                $ 3.72
----------------------------------------------------------------------------------------------------------------------------------
$  5.00 to $  7.875           65,700                5.5               $ 6.04                 52,300                 $ 5.85
----------------------------------------------------------------------------------------------------------------------------------
$  8.00 to $10.625         1,152,500                8.0               $ 8.59                690,819                $ 8.98
----------------------------------------------------------------------------------------------------------------------------------
$  2.00 to $10.625         2,063,100                7.5               $ 6.97              1,153,019             $ 6.97
----------------------------------------------------------------------------------------------------------------------------------



     The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans, except for $1,146,000 in fiscal 1998 for the extension of the exercise period for certain directors. Had compensation cost for the Company's stock option and stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings
(loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                                                            FISCAL YEAR
                                                                                  SIX MONTHS ENDED             ENDED
                                             FISCAL YEAR ENDED JUNE 30,             DECEMBER 31,           DECEMBER 31,
                                          ----------------------------------      ------------------      ----------------
                                                1997               1998                 1998                   1999
                                                ----               ----                 ----                   ----
                                                   (In thousands except per share amounts)
Net Income                  As Reported     $      2,575      $        (582)     $            1,311      $          2,090
                            Pro Forma       $      2,395      $      (1,339)     $            1,129      $             61
                                                                                                         $
Earnings per share - basic  As Reported     $        .39      $        (.08)     $              .07      $            .08
                            Pro Forma       $        .36      $        (.19)     $              .05      $            .01

Earnings per share - dilutedAs Reported     $        .35      $        (.08)     $              .07      $            .08
                            Pro Forma       $        .33      $        (.19)     $              .05      $            .01
------------------------------------------------------------------------------------------------------------------------------


     For purposes of the pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The weighted average fair value of options granted for the fiscal years ended June 30, 1997, 1998, for the six-month period ended December 31, 1998, and the fiscal year ended December 31, 1999 as calculated by the Black-Scholes model, and the assumptions used are shown in the following table:



                                                      FISCAL YEAR ENDED               SIX-MONTH                FISCAL YEAR
                                                           JUNE 30,                 PERIOD ENDED                  ENDED
                                               -----------------------------         DECEMBER 31,              DECEMBER 31,
                                                     1997            1998                1998                     1999
                                                     ----            ----                ----                     ----
  Weighted average fair value of options:        $      4.13      $    3.59      $               2.78     $              2.09
  Dividend yield:                                         --            ---                        --                      --
  Expected volatility:                                 39.60%         36.80%                    35.60%                  38.11%
  Risk-free interest rate:                              6.40%          5.52%                     4.61%                  5.641%
  Expected life:                                     4 years        4 years                   4 years               3.5 years


     The results of applying SFAS No. 123 for providing the pro-forma disclosure for the periods presented above are not likely to be representative of future years because options are generally granted on an annual basis and vest over time.

9.   BENEFIT PLANS:

     PROFIT SHARING RETIREMENT PLAN

     On January 1, 1990, the Company established a profit sharing retirement plan for eligible U.S. employees. The Plan has profit sharing and 401(k) components. The Company's contribution under the profit sharing portion of the Plan is discretionary. Under the 401(k) part of the Plan, each employee may contribute, on a pretax basis, up to 20% of the employee's gross earnings, subject to certain limitations. The Company also has supplemental retirement plans in Canada and the United Kingdom. The Company accrued profit sharing contributions of $260,000 for fiscal 1997 and $270,000 for fiscal 1998. No amounts were accrued for profit sharing during the six-month period ended or December 31, 1998, or the year ended December 31, 1999. The Company paid matching contributions of $228,000 to the 401k plan during the year ended December 31, 1999, with no matching amounts in earlier periods.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan permits each eligible employee to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. Amounts accumulated through payroll deductions during the offering period are used to purchase shares on the last day of the offering period. Of the 100,000 shares authorized to be issued under the Plan, 96,938 shares have been purchased, and 3,062 shares remain available for purchase as of December 31, 1999. The Company has not been authorized to offer additional shares to be deferred under this plan as of the date of this report.

10.  COMMITMENTS:

     The Company leases vehicles and office and warehouse space in several locations under operating leases. Minimum lease payments are as follows:
$2,153,000, $1,821,000, $1,441,000, $1,095,000 and $1,174,000 for calendar years, 2000, 2001, 2002, 2003 and 2004, respectively, and $2,773,000 thereafter. Rental expense for fiscal years 1997, 1998 and 1999 was $2,358,000, $2,818,000, and 1,772,000 respectively. Rental expense for the six month period ended December 31, 1998 was $1,313,000.

     In 1998, the Company entered an agreement with Konica Business Machines ("Konica") to purchase 10,000 new, state-of-the-art black and white NextGen(TM) photocopiers over a three year span. At December 31, 1998, the Company had purchased over 6,000 units under this agreement. The Company fulfilled its remaining obligation during 1999. The Company has signed an agreement with Konica to purchase 10,000 additional photocopiers in 2000. The Company has signed an agreement to purchase 1,000 NCR ATMs of which it had already acquired 170 at December 31, 1999.

11.  SEGMENT REPORTING:

     In fiscal 1998, the Company adopted SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes new standards for the manner in which companies report operating segment information, as well as disclosures about products and services and major customers. Prior to 1999, the Company had only one business segment.

     The Company has two reportable segments: Photocopy and ATM. Photocopy owns and maintains self-service photocopiers in retail establishments. ATM owns and operates ATM machines in retail establishments.

     The accounting policies of the segments are substantially the same as those described in Note 1. The Company evaluates each segment's performance based on income or loss before interest and income taxes, excluding non-recurring charges. Information regarding the operations in these reportable segments is as follows:


                                                         FOR THE YEAR ENDED
                                                          DECEMBER 31, 1999
                                                      --------------------------
                                                       (AMOUNTS IN THOUSANDS)
Sales:
     Photocopy..................................   $            67,183
     ATM........................................                 1,432
     Eliminations...............................                  (277) (1)
                                                    ----------------------------
                                                   $            68,338
                                                    ============================

Depreciation and Amortization:
     Photocopy..................................                 8,889
     ATM........................................                   180
                                                    ----------------------------
                                                   $             9,069
                                                    ============================

Income (Loss) Before Interest and Taxes:
     Photocopy..................................                 5,087
     ATM........................................                (1,198)
                                                    ----------------------------
                                                   $             3,889
                                                    ============================




                                                         FOR THE YEAR ENDED
                                                          DECEMBER 31, 1999
                                                      --------------------------
                                                       (AMOUNTS IN THOUSANDS)



Capital Expenditures:
     Photocopy..................................   $            15,040
     ATM........................................                 6,290
                                                    ----------------------------
                                                   $            21,330
                                                    ============================
Assets:
     Photocopy..................................                71,984
     ATM........................................                23,922
                                                    ----------------------------
                                                   $            95,906
                                                    ============================


(1) Eliminations are for inter-company Revenue charged by the Photocopy business to the ATM business.

     Revenues are attributed to geographic areas based on the location of the assets producing the revenues. All revenues are attributed to external customers. No customers accounted for 10% or more of the Company's revenue for the two-year period ended June 30, 1998, or the six-month period ended December 31, 1998, or the year ended December 31, 1999. Information about the Company's domestic and foreign operations are presented hereafter (in thousands).


                                                    SALES                                                 LONG LIVED ASSETS
                 ---------------------------------------------------------------------     -----------------------------------------
                                                       Six-month         Fiscal year
                                                      period ended          ended
                   Fiscal year ended June 30,         December 31,      December 31,       June 30,    December 31,   December 31,
                 --------------------------------    ---------------    --------------     ----------- -------------- --------------
                              1997       1998             1998              1999              1998         1998           1999
                           ----------- ----------    ---------------    --------------     ----------- -------------- --------------
United States                 $43,949    $41,563            $20,813           $44,613         $23,554        $33,975        $46,784
Foreign:
United Kingdom                 18,335     19,437              9,113            16,834          12,634         11,691         11,324
Canada                          4,543      4,223              1,894             4,027           2,059          2,135          3,510
France                          3,038      3,093              1,514             2,864           3,421          3,550          2,571
Other                                                            --                --                             --              -
                           ----------  ---------     --------------     -------------      ----------  -------------  -------------
                                   16         36                                                   --
                                   --         --                                                   --
                              $69,881    $68,352            $33,334           $68,338         $41,668        $51,351        $64,189
                              =======    =======            =======           =======         =======        =======        =======


12.  UNAUDITED OPERATING RESULTS

     The unaudited condensed consolidated results of operations of the Company for the six month period ended December 31, 1997 and the year ended December 31, 1998 are presented below. In the opinion of management, the accompanying unaudited condensed consolidated results of operations contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of operations:


                                                                                                For the twelve
                                                                   For the six months            months ended
                                                                 ended December 31, 1997       December 31, 1998
                                                                 ------------------------      ------------------
                                                                 (Amounts in thousands,        except per share data)
Sales                                                           $                 32,947      $           68,740
Income before income taxes                                                         3,158                  (2,001)
Income taxes                                                                       1,234                    (800)
Net income                                                      $                  1,924      $           (1,201)
Net Income per Common Share:
     Net income per share--basic                                $                   0.28      $            (0.28)
     Net income per share--diluted                              $                   0.26      $            (0.28)



13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                 FIRST             SECOND             THIRD              FOURTH
                                                QUARTER            QUARTER           QUARTER            QUARTER
CALENDAR YEAR ENDED DECEMBER 31, 1997:                      (In thousands except per share amounts)



   Sales                                    $        18,023     $     17,934      $    $ 16,238     $      $ 16,709
   Net Sales                                         14,981           14,956             13,668              13,994
   Gross Profit                                       7,851            7,764              6,774               6,847
   Net Income (loss)                                  1,365             (990)             1,033                 891
   Preferred Stock Dividend                              --               --                 --                  --
   Net income (loss) available to common              1,365             (990)             1,033                 891
       shareholders
   Basic Net Income (loss) per share                    .20             (.14)               .15                 .13
   Diluted Net Income (loss) per share                  .19             (.14)               .14                 .12
CALENDAR YEAR ENDED DECEMBER 31, 1998:
   Sales                                    $        17,648     $     17,757      $      15,848     $        17,487
   Net Sales                                         14,702           14,657             13,169              14,363
   Gross Profit                                       7,288            7,888              6,213               7,018
   Net Income (loss)                                 (3,173)             667                484                 821
   Preferred Stock Dividend                              --               --               (404)               (381)
   Net income (loss) available to common             (3,173)             667                 80                 440
       shareholders
   Basic Net Income (loss) per share                   (.45)             .09                .01                 .06
   Diluted Net Income (loss) per share                 (.45)             .09                .01                 .06
CALENDAR YEAR ENDED DECEMBER 31, 1999:
   Sales                                             16,948           17,268             16,257              17,865
   Net Sales                                         13,859           14,170             13,470              14,740
   Gross Profit                                       6.750            6.883              5.915               6.625
   Net Income                                           881              788                206                 215
   Preferred Stock Dividend                             370              374                374                 382
   Net income available to common                       511              414               (168)               (167)
       shareholders
   Basic Net Income per share                           .07              .06               (.02)               (.02)
   Diluted Net Income per share                         .07              .06               (.02)               (.02)


14.  SUBSEQUENT EVENTS

     RESTRUCTURED BANK LINE OF CREDIT. On March 17, 2000, the Company signed a Business Loan Agreement (the "Loan Agreement") with Bank of America N.A. which extends through June 30, 2002. The terms of the Loan Agreement provide the Company with a line of credit commitment equal to $30 million through June 30, 2001, reducing to $25 million though June 30, 2002. The interest rate is based on the bank's prime rate with options to secure LIBOR-based rate during the term of the Loan Agreement. The loan is secured by a first-interest lien on the Company's photocopy-based assets. Assets related to he Company's ATM business are not encumbered as part of the Loan Agreement. The terms of the Loan Agreement require the Company to maintain certain financial covenants pertaining to net worth, cash flow, and debt to equity ratios.



COMMERCIAL PAPER FACILITY. In March of 2000, the Company established a $30.0 million financing facility to access a commercial paper conduit to provide vault cash for its ATM network. This facility can be increased to $75 million, and the agreement resulted in the removal of the cash and underlying bank borrowings from the Company's balance sheet. The financing was completed off the Company's balance sheet on a non-recourse basis. The Company initially funded $23.6 million under the facility to supply its ATMs with cash.

    TRM CORPORATION (FORMERLY TRM COPY CENTERS CORPORATION) AND SUBSIDIARIES

                SCHEDULE III - VALUATION AND QUALIFYING ACCOUNTS

                       YEARS ENDED JUNE 30, 1997 AND 1998
                  THE TRANSITION PERIOD ENDED DECEMBER 31, 1998
                      AND THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                           Balance at      Charged to      Charged to                    Balance at
                                          Beginning of      Costs and        Other       Deductions -      End of
                                             Period         Expenses        Accounts      Write Offs       Period
                                         --------------- ---------------- ------------- ---------------- ------------
Year ended June 30, 1997
   Allowance for doubtful accounts            $287            $835             $ --          $(974)           $148
                                         --------------- ---------------- ------------- ---------------- ------------

Year ended June 30, 1998
   Allowance for doubtful accounts            $148            $771             $ --          $(763)           $156
                                         --------------- ---------------- ------------- ---------------- ------------
   Reserve for deposit                        $100            $200             $ --          $ --             $300
                                         --------------- ---------------- ------------- ---------------- ------------
Six months ended December 31,
1998
   Allowance for doubtful accounts            $156            $349             $ --          $(333)           $172
                                         --------------- ---------------- ------------- ---------------- ------------
   Reserve for deposit                        $300            $ --             $ --          $ --             $300
                                         --------------- ---------------- ------------- ---------------- ------------

Year Ended December 31, 1999

   Allowance for doubtful accounts          $172             $392            $ --          $(424)           $140
                                         --------------- ---------------- ------------- ---------------- ------------
   Reserve for deposit                      $300             $ --            $ --          $ --             $300
                                         ================ =============== ============= ================ =============

