Form 10-Q
period 2000-03-31
TRM CORP
filed 2000-05-15
CIK 749254

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                         Commission file number 0-19657
                                                -------

                                TRM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                OREGON                                93-0809419
---------------------------------            ----------------------------
(State or other jurisdiction                            (I.R.S.
of incorporation or organization)            Employer Identification No.)


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

YES  X    NO
   ----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       CLASS                                 OUTSTANDING AT MARCH 31, 2000
       -----                                 -----------------------------
   Common Stock                                          7,079,440

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TRM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                         December 31,      March 31,
                                                            1999             2000
                                                         ------------    ------------
                                                                          (Unaudited)
                  ASSETS

Current assets:
        Cash and cash equivalents                        $     16,775    $        472
        Accounts receivable, net                                7,362           7,938
        Income tax receivable                                     378             688
        Inventories                                             3,771           4,298
        Prepaid expenses and other                              2,188           4,148
        Deferred income taxes                                   1,243           1,243
                                                         ------------    ------------
                   Total current assets                        31,717          18,787
Equipment and vehicles, less accumulated depreciation          62,648          66,813
Other assets                                                    1,541           2,299
                                                         ------------    ------------
                                                         $     95,906    $     87,899
                                                         ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                        2,880           7,693
        Accrued expenses                                        3,539           4,275
                                                         ------------    ------------
                  Total current liabilities                     6,419          11,968
Long-term debt                                                 23,192          11,152
Deferred income taxes                                           5,016           5,003
                                                         ------------    ------------
                  Total liabilities                            34,627          28,123
                                                         ------------    ------------
Shareholders' equity:
        Preferred stock, no par value.  Authorized
                  5,000 shares; 1,778 shares issued
                  and outstanding                              19,798          19,798
        Common stock, no par value.  50,000 authorized
                  7,071 and 7,079 shares issued and
                  outstanding, respectively                    19,095          19,130
Accumulated other comprehensive income                           (427)           (780)
Retained earnings                                              22,813          21,628
                                                         ------------    ------------
                  Total shareholders' equity                   61,279          59,776
                                                         ------------    ------------

                                                         $     95,906    $     87,899
                                                         ============    ============

See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                                     Three Months Ended
                                                           March 31,
                                                    --------------------
                                                      1999        2000
                                                    --------    --------
Sales                                               $ 16,948    $ 18,081
Less discounts                                         3,089       3,169
                                                    --------    --------
                Net sales                             13,859      14,912
Cost of sales                                          7,109       8,933
                                                    --------    --------
                Gross profit                           6,750       5,979
Selling, general and administrative expense            5,425       6,838
                                                    --------    --------
                Operating income (loss)                1,325        (859)
Other (income) expense:
        Interest                                          30         474
        Other, net                                      (150)         21
                                                    --------    --------
                Income (loss) before income taxes      1,445      (1,354)
Provision (benefit) for income taxes                     564        (543)
                                                    --------    --------
                Net income (loss)                   $    881    $   (811)
                                                    ========    ========

Earnings per share computation:
Net income (loss)                                   $    881    $   (811)
Preferred stock dividends                               (370)       (374)
                                                    --------    --------
Net income (loss) available to common
   shareholders                                     $    511    $ (1,185)
                                                    ========    ========
Basic net income (loss) per share:
        Shares outstanding                             7,101       7,076
                                                    --------    --------
        Net income (loss) per share                 $    .07    $   (.17)
                                                    ========    ========
Diluted net income (loss) per  share:
        Shares outstanding                             7,351       7,076
                                                    ========    ========
        Net income (loss) per share                 $    .07    $   (.17)
                                                    ========    ========


See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (unaudited)
                                 (In thousands)


                                                                                         Accumulated
                                                                                            Other
                             Comprehensive   Preferred Stock          Common Stock        Comprehen-    Retained
                                Income      Shares    Amounts     Shares      Amounts    sive Income    Earnings      Total
                             ------------- --------- ----------- ---------- ------------ ------------- ------------ -----------
BALANCES, DECEMBER 31, 1999                   1,778   $ 19,798      7,071    $ 19,095     $   (427)     $ 22,813     $ 61,279
Comprehensive income
  Net loss                       $  (811)        --         --         --          --           --          (811)        (811)
  Other Comprehensive
  income (loss), net of tax
    Foreign currency
    translation adjustment          (353)        --         --         --          --         (353)           --         (353)
                             -------------
Comprehensive income             $(1,164)
                             =============
Issuance of stock to employees                   --         --          8          35           --            --           35
Preferred stock dividends                        --         --         --          --           --          (374)        (374)
                                           --------- ----------- ---------- ------------ ------------- ------------ -----------
BALANCES, MARCH 31, 2000                      1,778   $ 19,798      7,079    $ 19,130     $   (780)     $ 21,628     $ 59,776
                                           ========= =========== ========== ============ ============= ============ ===========


See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)


                                                                Three Months Ended
                                                                      March 31,
                                                               --------------------
                                                                 1999        2000
                                                               --------    --------
Operating activities:
        Net income (loss)                                     $    881   $    (811)
        Adjustments to reconcile net
               income (loss) to net cash provided
               (used in) by operating activities:
               Depreciation and amortization                     1,806       2,660
               Gain on disposal of equipment
                        and vehicles                                (4)        (24)
               Changes in items affecting operations:
                        Accounts receivable                        214        (576)
                        Inventories                                574        (527)
                        Income tax receivable                      146        (310)
                        Prepaid expenses and other                (399)     (1,960)
                        Accounts payable                        (5,306)      4,813
                        Accrued expenses                           388         736
                        Deferred income tax                        (59)        (13)
                                                               --------    --------
                                 Cash provided by (used in)
                                   operating activities         (1,759)      3,988
                                                               --------    --------
Cash flows from investing activities:
        Proceeds from sale of equipment                             96          93
        Capital expenditures                                    (2,816)     (6,671)
        Other                                                     (700)       (806)
                                                               --------    --------
                                 Cash used in investing
                                   activities                   (3,420)     (7,384)
                                                               --------    --------
Cash flows from financing activities:
        Net borrowings on notes payable                           --       (12,040)
        Net proceeds from issuance of common stock                  65          35
        Dividends on preferred stock                              (370)       (374)
                                                               --------    --------
                                 Cash used in financing
                                   activities                     (305)    (12,379)
                                                               --------    --------
        Effect of exchange rate changes                            122        (528)
                                                               --------    --------
Net increase (decrease) in cash and
        cash equivalents                                        (5,362)    (16,303)
Cash and cash equivalents at beginning
        of period                                               14,285      16,775
                                                               --------    --------
Cash and cash equivalents at end of period                    $  8,923    $    472
                                                               ========    ========


See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.   Net Income Per Share:

     Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted including the effect of potentially dilutive securities. For the three months ended March 31, 1999 and 2000, the weighted average number of common shares for basic net income per share computations were 7,101,000 and 7,076,000, respectively. For diluted net income per share, 250,000 shares were added to weighted average shares outstanding for the three months ended March 31, 1999, representing potential dilution for stock options outstanding, calculated using the treasury stock method. In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common stockholders. For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive. For the three months ended March 31, 2000, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.

3.   Inventories (in thousands):


                                    December 31,   March 31,
                                       1999          2000
                                      ------        ------
     Paper                            $  696       $  714
     Toner and developer                 550          671
     Parts                             2,525        2,913
                                      ------       -------
                                      $3,771       $4,298
                                      ======       =======


4.   Segment Reporting (in thousands):

     In fiscal 1998, the Company adopted SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes new standards for the manner in which companies report operating segment information, as well as disclosures about products and services and major customers. Prior to 1999, the Company had only one business segment.

     The Company has two reportable segments: CopyCenters and ATM. CopyCenters owns and maintains self-service photocopiers in retail establishments. ATM owns and operates ATM machines in retail establishments.

     The Company evaluates each segment's performance based on income or loss before interest and income taxes, excluding non-recurring charges. Information regarding the operations in these reportable segments is as follows:


                                            Three months ended:
                                           ---------------------
                                           March 31,   March 31,
                                             1999        2000
                                           --------    --------
Sales:
CopyCenters                                $ 16,948    $ 16,956
ATM                                            --         1,125
                                           --------    --------
                                           $ 16,948    $ 18,081
                                           ========    ========

Depreciation and amortization:
CopyCenters                                $  1,806    $  2,515
ATM                                            --           145
                                           --------    --------
                                           $  1,806    $  2,660
                                           ========    ========

Income (Loss) Before interest and taxes:
CopyCenters                                $  1,475    $    129
ATM                                            --        (1,009)
                                           --------    --------
                                           $  1,475    $   (880)
                                           ========    ========

Capital Expenditures:
CopyCenters                                $  2,816    $  2,437
ATM                                            --      $  4,234
                                           --------    --------
                                           $  2,816    $  6,671
                                           ========    ========






                                           ---------------------
                                           March 31,   March 31,
                                             1999        2000
                                           --------    --------
Assets:
CopyCenters                                $ 71,311    $ 74,891
ATM                                           2,733      13,008
                                           --------    --------
                                           $ 74,044    $ 87,899
                                           ========    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the quarter ending March 31, 2000, the Company aggressively expanded its new ATM services business while its core CopyCenters services business generated sound cash flow. The Company's financial position remains sound, offering it flexibility to meet its aggressive growth strategy.

     As of March 31, 2000 the Company had a total of 689 ATM operating units installed, with 561 and 128 deployed in the United States and United Kingdom respectively, as compared to 18 at March 31, 1999, an increase of 671 units. The ATM business contributed $1.1 million to quarterly gross revenues. The Company believes that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future as it expands the product offerings through its ATM network, and pursues new geographic opportunities.

     In the CopyCenters business, the service areas the Company operates in include 47 in the United States, 5 in Canada, 15 in the United Kingdom and 3 in France. As of March 31, 2000, the Company had 36,042 TRM Copy Centers compared to 31,354 at March 31, 1999, an increase of 4,688 centers (15.0%). In the first quarter of 2000, the CopyCenters business generated $2.6 million in earnings before interest, taxes and depreciation, compared to $3.2 million in the prior year.

     Also, in the first quarter of 2000 the Company formed a subsidiary to deliver a unique distribution channel to access the Internet using its existing ATMs initially and eventually rolling out the software capability worldwide to other ATMs. The new subsidiary, iATMglobal.net, is headquartered in San Francisco, CA. iATMglobal.net will continue TRM's previous work on the development of a Remote Access Application Protocol (RAAP) which will provide the infrastructure for e-tailers to use the ATM as an additional way to sell goods and services. The new software is intended to transform existing ATMs into Internet ATMs (iATMs), which would allow controlled access to the Internet and related functions for the end user. In conjunction with strategic e-commerce partners, iATMs are expected to be able to deliver a wide range of services, including event and travel ticketing, Internet banking services, affinity vouchers, and other goods and services. It is expected that anything the Internet delivers to consumers can be available using the iATM network.

     The Company's balance sheet maintains a low debt to equity ratio. This financial position offers TRM Corporation the flexibility to finance its strategic expansion plans related to its ATM business. In the first quarter of 2000, the Company replaced its existing bank line of credit. The Company signed a new Loan Agreement with Bank of America N.A. to provide a line of credit commitment equal to $30 million through June 30, 2001, reducing to $25 million through June 30, 2002. Also in the first quarter of 2000, the Company (through a special purpose finance entity) established a $30.0 million Loan Facility with a commercial paper conduit to provide vault cash for its ATM network. The financing was completed off the Company's balance sheet on a non-recourse basis. The Company initially funded $23.6 million under the facility to supply its ATMs with cash. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).


                                             Percentage Change                  As a Percentage of Sales
                                             Increase (Decrease)             1999                    2000
                                                                            -----                   -----
Sales                                               6.7%                    100.0%                  100.0%
Sales discounts                                     2.6                      18.2                    17.5
Cost of sales                                      25.7                      42.0                    49.4
Selling, general and administrative                26.1                      32.0                    37.8
                                                 -------                    -----                   -----
Operating income (loss)                          (164.7)                      7.8                    (4.7)
Interest expense, net                           1,480.0                       0.2                     2.6
Other expense (income) net                       (114.5)                     (0.9)                    0.2
                                                 -------                    -----                   -----
Income (loss) before income taxes                (193.7)                      8.5                    (7.5)
Provision (benefit) for income taxes             (196.3)                      3.3                    (3.0)
                                                 -------                      ---                   ------
Net income (loss)                                (192.1)%                     5.2%                   (4.5)%
                                                 =======                    =====                   ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999
     For the quarter ended March 31, 2000, consolidated sales increased by $1.1 million (6.7%) to $18.1 million from $16.9 million for 1999. The $1.1 million increase in gross revenue is primarily attributed to the Company's ATM business, while the CopyCenters business revenues were flat in the first quarter of 2000 as compared to the first quarter of 1999.

     Although CopyCenters sales were flat for the quarter ended March 31, 2000 as compared to the same period in 1999, there was an increase in billed units of 10.4%, most of which were added to the installed base in the fourth quarter of 1999 and the first quarter of 2000. Revenues per billed unit were down 10.7% in the first quarter 2000 compared to the 1999, resulting in no change in revenue on the higher installed base.

     Revenues from the Company's new ATM business were $1.1 million during the first quarter of 2000 with no revenues in 1999. The Company is expecting a significant increase in ATM revenues in 2000 over 1999's revenue because of the aggressive growth plans it has for the newly established ATM services business.

     Sales discounts are the portion of revenue retained by retail customers. Sales discounts generally vary at individual retail businesses depending on volume - the higher the volume, the greater the discount. The increase in sales discounts for the quarter ended March 31, 2000 compared to the prior year was $80,000 (2.6%), which is attributed to the Company's ATM business.

     Costs of sales on a consolidated basis increased $1.8 million (27.7%) for the quarter ended March 31, 2000 compared to 1999. $838,000 of the increase is due to the new ATM Business. Costs of paper, toner, parts, field labor and other costs increased by $478,000, which can be explained by a contract price increase in the price of paper and an increase in the installed base. The remaining increase of $522,000 is due to copier machine depreciation, which relates to the additional NextGen(TM) photocopiers in the Company's installed base.

     Selling, general and administrative expenses increased $1.4 million (26.1%) during the quarter ended March 31, 2000 compared to 1999. $1.2 million of the increase is due to the addition of the Company's ATM business.

     During the quarter ended March 31, 2000, interest expense increased to $474,000 from $30,000 in 1999. The increase was due to an increase in borrowings on the Company's revolving line of credit during 2000 primarily as the result of increased borrowings to finance the carrying of cash balances in ATM machines operated by the Company in its newly formed ATM business. Borrowings to finance the cash needs of the ATM network are not expected to be necessary for the remainder of the year as a result of the establishment of a commercial paper facility. See the section on "Liquidity and Capital Resources" in this Form 10-Q.

     Other income decreased $171,000 during the quarter ended March 31, 2000 compared to 1999. The decrease was primarily due to interest income generated from short-term investments in the first quarter of 1999, which were not outstanding in 2000.

     The Company's effective tax rate for the quarter ended March 31, 2000 was
40.0 percent, resulting in an income tax benefit of $543,000, compared to an effective rate of 39.0 percent and an income tax provision of $564,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES
     During the first quarter of 2000, TRM generated $4.0 million in cashflows from operations and decreased its net working capital from $25.3 million at December 31, 1999 to $6.8 million at March 31, 2000 (including cash and cash equivalents of $472,000). The Company also has a $30.0 million bank line of credit, with $11.2 million in borrowings outstanding at March 31, 2000.

     During the first quarter of 2000, the Company funded capital expenditures of $6.7 million primarily from bank borrowings on its line of credit. Capital expenditures were primarily for NCR ATM machines, and computer systems implementation costs.

     The Company also obtained a new source for vault cash inventory in its ATM network during the first quarter of 2000. As of December 31, 1999, the Company had a cash balance related to the ATM vault cash inventory of $16.1 million. The Company used its line of credit to finance this increase in cash. In March of 2000, the Company established a $30.0 million financing facility to access a commercial paper conduit to provide vault cash for its ATM network. This facility can be increased to $75 million, and the agreement resulted in the removal of the cash and underlying bank borrowings from the Company's balance sheet. The financing was completed off the Company's balance sheet on a non-recourse basis. As such, the ATM vault cash inventory and related debt financing was removed from the balance sheet as of March 31, 2000.

     The Company currently anticipates capital expenditures of approximately $35 million during calendar 2000. Approximately $30 million will be used to acquire ATM machines and the remainder will be used to acquire computer related systems and other capital items. The Company expects to finance these capital expenditures with cash generated from operations and bank borrowings. The Company entered into a new bank line of credit arrangement which will allow it greater flexibility in its use of proceeds. The line of credit also will not encumber the Company's ATM assets, allowing it to refinance its existing ATM assets and finance future ATM asset purchases, subject to limits based on the Company's ratio of funded debt to EBITDA. The Company expects that these sources will provide adequate cash to fund its expansion through at least December 31, 2000.

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

FORWARD-LOOKING STATEMENTS
     Information in "Management's Discussion and Analysis," in this Form 10-Q about the Company's goals, plans and expectations regarding expansion, capital expenditures, effectively using a third-party network of service providers, expanding the ATM business, offering and providing e-commerce goods and services through SmartATMs, constitutes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors that could cause the actual results to differ materially from the forward-looking statements: business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company's services, the Company's ability to execute its plans successfully and the volatility of paper costs. Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company's SEC Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to minimal market risks. Sensitivity of results of operations to these risks is managed by maintaining a conservative investment portfolio, which is comprised solely of money market funds, and entering into long-term debt obligations with appropriate price and term characteristics. The Company does not hold or issue derivative commodity instruments or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

     The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company's business operations. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk related to its credit facility as of March 31, 2000. Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

     The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada, France and the United Kingdom. The relative amount of business transacted in these countries is outlined in footnote 11 to the Consolidated Financial Statements of the Company's 1999 Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

               10.8(i) Employment Agreement dated April 9, 1999 between
                       the Company and Shami Patel.

               10.11 Loan and Servicing Agreement dated March 17, 2000 by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association.

               27.1    Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

               No reports on Form 8-K were filed during the period.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRM CORPORATION

Date: May 14, 2000                     By: /s/ Daniel L. Spalding
     -----------------------------        -------------------------------------
                                          Daniel L. Spalding
                                          Vice President, Finance and
                                          Chief Financial Officer