Form 10-Q
period 2000-06-30
TRM CORP
filed 2000-08-14
CIK 749254

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-19657
                                               --------

                                 TRM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  OREGON                             93-0809419
      ------------------------------              -------------------
     (State or other jurisdiction of              (I.R.S. Employer
       incorporationor organization)              Identification No.)



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

YES X   NO
   ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          CLASS                              OUTSTANDING AT JUNE 30, 2000
          -----                              ----------------------------
       Common Stock                                    7,063,190

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TRM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 December 31,   June 30,
                                                                                     1999         2000
                                                                                  ---------    ---------
                                                                                               (unaudited)
                  ASSETS
Current assets:
        Cash and cash equivalents                                                 $  16,775    $   4,297
        Accounts receivable, net                                                      7,362        8,835
        Income tax receivable                                                           378        1,456
        Inventories                                                                   3,771        4,465
        Prepaid expenses and other                                                    2,188        3,446
        Deferred tax asset                                                            1,243        1,243
                                                                                  ---------    ---------
                   Total current assets                                              31,717       23,742
Equipment and vehicles, less accumulated depreciation                                62,648       73,705
Other assets                                                                          1,541        5,282
                                                                                  ---------    ---------
                                                                                  $  95,906    $ 102,729
                                                                                  =========    =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                              2,880        7,497
        Accrued expenses                                                              3,539        6,222
                                                                                  ---------    ---------
                  Total current liabilities                                           6,419       13,719
Long Term Debt                                                                       23,192       26,485
Deferred income taxes                                                                 5,016        4,953
                                                                                  ---------    ---------
                  Total liabilities                                                  34,627       45,157
                                                                                  ---------    ---------
Minority Interest                                                                      --            222
Shareholders' equity:
        Preferred stock, no par value.  Authorized
                  5,000 shares; 1,778 shares issued
                  and outstanding                                                    19,798       19,798
        Common stock, no par value.  Authorized
                  50,000 shares; issued and
                  outstanding 7,071 and 7,063 shares, respectively                   19,095       19,032
Accumulated other comprehensive income                                                 (427)      (1,492)
Retained earnings                                                                    22,813       20,012
                                                                                  ---------    ---------
                  Total shareholders' equity                                         61,279       57,350
                                                                                  ---------    ---------
                                                                                  $  95,906      102,729
                                                                                  =========    =========



See accompanying notes to consolidated financial statements

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                     --------------------    --------------------
                                                       1999        2000        1999        2000
                                                     --------    --------    --------    --------
Sales                                                $ 17,268    $ 19,337    $ 34,216    $ 37,418
Less discounts                                          3,098       3,213       6,187       6,382
                                                     --------    --------    --------    --------
                Net sales                              14,170      16,124      28,029      31,036
Cost of sales                                           7,287      10,085      14,396      19,017
                                                     --------    --------    --------    --------
                Gross profit                            6,883       6,039      13,633      12,019
Selling, general and administrative expense             5,604       7,423      11,029      14,262
                                                     --------    --------    --------    --------
                Operating income (loss)                 1,279      (1,384)      2,604      (2,243)
Other (income) expense:
        Interest                                           64         545          94       1,018
        Other, net                                        (78)         65        (228)         88
                                                     --------    --------    --------    --------
Income (loss) before minority interest in earnings
     of a consolidated subsidiary                       1,293      (1,994)      2,738      (3,349)
Minority interest                                                      28                      28
                Income (loss) before income taxes       1,293      (1,966)      2,738      (3,321)
Provision (benefit) for income taxes                      505        (722)      1,069      (1,266)
                                                     --------    --------    --------    --------

                Net income (loss)                    $    788    $ (1,244)   $  1,669    $ (2,055)
                                                     ========    ========    ========    ========
Earnings per share computation:
Net income (loss)                                    $    788    $ (1,244)   $  1,669    $ (2,055)
Preferred stock dividends                                (374)       (373)       (744)       (746)
                                                     --------    --------    --------    --------
Net income (loss) available to common
   Shareholders                                      $    414    $ (1,617)   $    925    $ (2,801)
                                                     ========    ========    ========    ========
Basic net income (loss) per share:
        Shares outstanding                              7,096       7,069       7,099       7,072
                                                     --------    --------    --------    --------

        Net income (loss) per share                  $    .06    $   (.23)   $    .13    $   (.40)
                                                     ========    ========    ========    ========
Diluted net income (loss) per  share:
        Shares outstanding                              7,276       7,069       7,314       7,072
                                                     --------    --------    --------    --------
        Net income (loss) per share                  $    .06    $   (.23)   $    .13    $   (.40)
                                                     ========    ========    ========    ========


See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (In thousands)


                                                                                    Accumulated
                                                                                       Other
                             Comprehensive   Preferred Stock      Common Stock       Comprehen-    Retained
                                Income     Shares   Amounts    Shares    Amounts    sive Income    Earnings    Total
                             ------------- ------- ----------- -------- ---------- --------------- ---------- ---------
BALANCES, DECEMBER 31, 1999                 1,778   $ 19,798     7,071   $ 19,095      $ (427)      $ 22,813   $61,279
Comprehensive income
  Net loss                    $ (2,055)                                                               (2,055)   (2,055)
  Other comprehensive
  income (loss), net of tax
    Foreign currency
    translation adjustment      (1,065)                                                (1,065)                  (1,065)
                             ----------
Comprehensive income          $ (3,120)
                              =========
Issuance of stock to
employees                                                            8         35                                   35
Repurchase of common stock                                         (16)       (98)                                 (98)

Preferred stock dividends                                                                               (746)     (746)
                                            ------- ----------- -------- ---------- --------------- ---------- ---------
BALANCES, JUNE 30, 2000                     1,778   $ 19,798     7,063   $ 19,032    $ (1,492)      $ 20,012   $57,350
                                            ======= =========== ======== ========== =============== ========== =========


See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)


                                                                       Six Months Ended
                                                                           June 30,
                                                                    --------------------
                                                                      1999        2000
                                                                    --------    --------
Cash flows from operating activities:
        Net income (loss)                                           $  1,669    $ (2,055)
         Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
               Depreciation and amortization                           4,136       5,363
               Other                                                      --         (28)
               (Gain) loss on disposal of equipment
                        and vehicles                                      52         (35)
               Changes in items affecting operations:
                        Accounts receivable                              881      (1,220)
                        Inventories                                       16        (635)
                        Income tax receivable                            389      (1,055)
                        Prepaid expenses and other                        28      (1,530)
                        Accounts payable                              (7,119)      4,461
                        Accrued expenses                                 166       2,609
                        Deferred income tax                              (90)        (63)
                                                                    --------    --------
                        Cash provided by operating activities            128       5,812
                                                                    --------    --------

Cash flows from investing activities:
        Proceeds from sale of equipment                                  435         234
        Capital expenditures                                         (10,533)    (16,430)
        Other                                                           (890)     (1,104)
        Acquisition of a business, net of cash acquired                             (799)
                                                                    --------    --------
                        Cash used in investing activities            (10,988)    (18,099)
                                                                    --------    --------
Cash flows from financing activities:
        Net borrowings on notes payable                                6,783       1,618
        Net proceeds from issuance of common stock                        65          35
        Repurchase of common stock                                       (36)        (98)
        Dividends on preferred stock                                    (744)       (746)
                                                                    --------    --------
                        Cash provided by financing activities          6,068         809
                                                                    --------    --------
        Effect of exchange rate changes                                 (507)     (1,000)
                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents                  (5,299)    (12,478)
Cash and cash equivalents at beginning of period                      14,285      16,775
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  8,986    $  4,297
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

2.   Net Income Per Share:

     Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted including the effect of potentially dilutive securities. For the three months and six months ended June 30, 1999 and June 30, 2000, the weighted average number of common shares for basic net income per share computations were 7,096,000 and 7,099,000, and 7,069,000 and 7,072,000, respectively. For diluted net income per share, 180,000 and 215,000 shares were added to weighted average shares outstanding for the three and six months ended June 30, 1999, representing potential dilution for stock options outstanding, calculated using the treasury stock method. In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common stockholders. For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive. For the three and six months ended June 30, 2000, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.

3.   Inventories (in thousands):


                                   December 31,       June 30,
                                       1999              2000
                                 ---------------   ---------------
Paper                            $           696   $           693
Toner and developer                          550               495
Parts                                      2,525             3,277
                                 ---------------   ---------------

                                 $         3,771   $         4,465
                                 ===============   ===============


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

     The Company has three reportable segments: CopyCenters, ATM and e-Commerce. CopyCenters owns and maintains self-service photocopiers in retail establishments. ATM owns and operates ATM machines in retail establishments. The e-commerce business develops software to deliver products and services to ATMs.

     The Company evaluates each segment's performance based on income or loss before interest and income taxes, excluding non-recurring charges. Information regarding the operations in these reportable segments is as follows:


                                (Dollar Amounts in Thousands)

                         Three months ended       Six months ended
                        June 30,    June 30,    June 30,    June 30,
                          1999        2000        1999        2000
                        --------    --------    --------    --------
Sales:
CopyCenters             $ 17,079    $ 17,052    $ 34,027    $ 34,008
ATM                          189       2,225         189       3,350
e-Commerce                                60                      60
                        --------    --------    --------    --------
                        $ 17,268    $ 19,337    $ 34,216    $ 37,418
                        ========    ========    ========    ========

Depreciation and
amortization:
CopyCenters             $  2,162    $  2,396    $  4,103    $  4,911
ATM                           33         273          33         419
e-Commerce                                33                      33
                        --------    --------    --------    --------
                        $  2,195    $  2,702    $  4,136    $  5,363
                        ========    ========    ========    ========

Income (loss) before
interest and taxes &
minority interest:
CopyCenters             $  1,580    $    517    $  3,055    $  1,076
ATM                         (223)     (1,404)       (223)     (2,845)
e-Commerce                              (562)                   (562)
                        --------    --------    --------    --------
                        $  1,357    $ (1,449)   $  2,832    $ (2,331)
                        ========    ========    ========    ========

Capital expenditures:
CopyCenters             $  6,491    $  1,283    $  8,988    $  3,928
ATM                        1,225       8,476       1,545      12,502
e-Commerce                                 0                       0
                        --------    --------    --------    --------
                        $  7,716    $  9,759    $ 10,533    $ 16,430
                        ========    ========    ========    ========




                                                 As of       As of
                                                 Dec 31,    June 30,
                                                  1999        2000
                                                --------    --------
Assets:
CopyCenters                                     $ 71,984    $ 79,671
ATM                                               23,922      21,023
e-Commerce                                                     2,035
                                                --------    --------
                                                $ 95,906    $102,729
                                                ========    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     During the quarter ending June 30, 2000, the Company continued the expansion of its new ATM services business while its CopyCenters services business generated solid cash flow. The Company's financial position remains sound, offering it flexibility to meet its aggressive growth strategy.

     Also in the second quarter of 2000, iATMglobal.net, the San Francisco based e-commerce infrastructure subsidiary of the Company acquired Strategic Software Solutions Limited, a leading developer of custom Internet solutions for automated teller machines (ATMs) for $2.7 million, most of which was recorded as goodwill. Strategic Software Solutions develops custom Internet and software solutions for ATMs manufactured by NCR (NYSE: NCR). Strategic Software Solutions and NCR jointly market @tmLink, the only Internet-based ATM uploading and notification product for NCR-built ATMs. Strategic Software Solutions' proprietary product, offered through a strategic alliance with PSINet (NASDAQ:
PSIX), an Internet Super Carrier offering global e-commerce infrastructure, leverages its global Internet communications backbone. Together, Strategic Software Solutions and iATMglobal.net plan to build a Web-based distribution channel to deliver convenient access to e-commerce goods and services through the existing worldwide network of approximately one million ATMs. Strategic Software Solutions is located in Alloa, Scotland. iATMglobal.net intends to relocate its technology development headquarters to Alloa.

     As of June 30, 2000, the Company had a total of 1,537 ATM operating units installed, with 920 and 617 deployed in the United States and United Kingdom respectively, as compared to 141 in the United States at June 30, 1999, an overall increase of 1,396 units. The ATM business contributed $2.2 million to quarterly gross revenues and $3.4 million year to date compared to $189,000 for both the quarter and year to date ended June 30, 1999. The Company believes that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future as it expands the product offerings through its ATM network, and pursues new geographic opportunities.

     As a result of the Company's development of its ATM services business and start up of its e-commerce subsidiary, the Company expects to record quarterly losses for at least the balance of the current fiscal year.

     In the CopyCenters business, as of June 30, 2000, the Company had 36,200 TRM Copy Centers in operation compared to 31,461 at June 30, 1999, an increase of 4,739 centers (15.06%). In the second quarter of 2000, the CopyCenters business generated $2.9 million earnings before interest, taxes, depreciation, amortization and minority interest, compared to $3.7 million in the same quarter of 1999.

     In the second quarter of 2000, iATMglobal.net and Strategic Software Solutions, the Company's e-commerce business, generated $60,000 in gross revenues from contracted software engineering services.

     The Company's balance sheet maintains a low debt to equity ratio. This financial position offers TRM Corporation the flexibility to finance its strategic expansion plans related to its ATM business. In the first quarter of 2000 the Company replaced its existing bank line of credit. The Company signed a new Loan Agreement with Bank of America N.A. to provide a line of credit commitment equal to $30 million through June 30, 2001, reducing to $25 million through June 30, 2002. Also in the first quarter of 2000, the Company (through a special purpose finance entity) established a $30.0 million Loan Facility to provide vault cash for its ATM network. The financing was completed off the Company's balance sheet on a non-recourse basis. The Company initially funded $23.6 million under the facility to supply its ATMs with cash. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).


                           Three Months Ended                          Six Months Ended
                               June 30,          Percentage Change         June 30,         Percentage Change
                             1999      2000      Increase (Decrease)    1999      2000      Increase (Decrease)
                             ----      ----      -------------------    ----      ----      -------------------
Sales                       100.0%    100.0%            12.0%           100.0%    100.0%          9.4%
Sales discounts              17.9      16.6              3.7             18.1      17.1           3.2
Cost of sales                42.2      52.2             38.4             42.1      50.8          32.1
Selling, general and
   Administrative            32.5      38.4             32.6             32.2      38.1          29.4
Special charges               --        --               --                         --            --
Operating income (loss)       7.4      (7.2)          (208.0)             7.6      (6.0)       (186.0)
Interest expense, net          .4       2.8            751.6               .3       2.7         983.0
Other (income) expense
   Net                        (.5)       .3           (183.3)             (.7)       .2        (138.6)
Income (loss) before
   Minority interest          7.5     (10.3)          (254.2)             8.0      (8.9)       (222.3)
Minority interest                        .1             N/A                          .1           N/A
Income (loss) before
   Income taxes               7.5     (10.2)          (252.0)             8.0      (8.8)       (221.3)
Provision (benefit)
   for income taxes           2.9      (3.8)          (243.0)             3.1      (3.3)       (218.5)
                            -----     -----           ------            -----     -----         ------
Net income (loss)             4.6%     (6.4)%         (257.9)%            4.9%     (5.5)%      (223.1)%
                            =====     =====           ======            =====     =====         ======



THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999
     For the three and six month period ended June 30, 2000, consolidated sales increased by $2.1 million (12.0%) and $3.2 million (9.4%), respectively. The $2.1 million increase in gross revenue for the second quarter and $3.2 million year to date is primarily attributed to the Company's ATM business. CopyCenters business revenues were unchanged in the second quarter of 2000 and year to date were substantially the same as compared to the same periods in 1999.

     Although CopyCenters sales were flat for the quarter and year ended June 30, 2000 as compared to the same period in 1999, there was an increase in billed units of 14.9% and 12.7%, respectively. Most of these units were added to the installed base in the fourth quarter of 1999 and the first quarter of 2000. Revenue per billed unit decreased 13.0% for the quarter and 15.6% year to date, resulting in no change in revenue on the higher installed base.

     Revenue from the Company's new ATM business were $2.0 million and $3.4 million for the quarter and year to date ended June 30, 2000, respectively as compared to $189,000 for both the quarter and year to date ended June 30, 1999. The Company is expecting a significant increase in ATM revenue in 2000 over 1999's revenue because of the aggressive growth plans it has for the newly established ATM services business.

     In the second quarter of 2000, iATMglobal.net and Strategic Software Solutions, the Company's e-commerce business, generated $60,000 in gross revenues from contracted software engineering services with no revenue generated last year.

     Sales discounts are the portion of revenue retained by retail customers. Sales discounts generally vary at individual retail businesses depending on volume - the higher the volume, the greater the discount. The increase in sales discounts for the quarter and the year ended June 30, 2000 compared to the prior year is $115,000 (3.7%) and $195,000 (3.2%), respectively, which is attributed to the Company's ATM business.

     Costs of sales on a consolidated basis increased $2.8 million (38.4%) for the quarter and $4.6 million (32.1%) for the year ended June 30, 2000 compared to the same periods in 1999. ATM related costs attributed to the increase of $2.0 million for the quarter and $2.8 million year to date. CopyCenters' field labor and other costs increased by $266,000 for the quarter and $396,000 year to date, due mostly to the increase in the installed base. CopyCenters' Service partner related costs increased $261,000 for the quarter and $447,000 year to date. This cost is attributed to the increase in installed units located outside a TRM service area and are serviced by a third party. Service partner units installed were 1,757 and 1,127 for periods ended June 30, 2000 and June 30, 1999, respectively. The remaining increase in cost of sales of $278,000 for the quarter and $801,000 year to date is due to copier machine depreciation, which relates to the additional NextGen-TM- photocopiers in the Company's installed base.

     Selling, general and administrative expenses increased $1.8 million (32.6%) and $3.2 million (29.4%) during the quarter and year ended June 30, 2000, respectively, compared to the same periods in 1999. iATMglobal.net costs contributed $578,000 of the increase for both periods. ATM direct costs increased $391,000 for the quarter and $800,000 year to date. ATM indirect costs contributed $854,000 for the quarter and $1.9 million year to date to the increase. The core CopyCenters business's infrastructure is providing the support for the iATMglobal start-up and the aggressive expansion of the Company's ATM business.

     Interest expense increased to $545,000 from $64,000 for the quarter ended June 30, 2000, and increased to $1.0 million from $94,000 year to date ended June 30, 2000 from the same periods in 1999, respectively. The increase was due to an increase in borrowings on the Company's revolving line of credit during 2000 primarily as the result of increased borrowings to finance ATM machines operated by the Company in its newly formed ATM business and the formation of it's e-Commerce subsidiary. Borrowings to finance the cash needs of the ATM network are not expected to be necessary for the remainder of the year as a result of the establishment of a commercial paper facility. See the section on "Liquidity and Capital Resources" in this Form 10-Q.

     Other income decreased $143,000 during the quarter ended June 30, 2000 and $316,000 year to date, compared to the same periods in 1999. The decrease was primarily due to interest income generated from short-term investments in the first six months of 1999, which investments were not outstanding in 2000.

     The Company's effective tax rate for the quarter ended June 30, 2000 is
36.7 percent, resulting in an income tax benefit of $722,000, compared to an effective rate of 39.1 percent and an income tax provision of $505,000 in 1999. The Company's year to date effective tax rate is 38.1 percent year ended June 30, 2000 resulting in an income tax benefit of $1.3 million compared to 39.0 percent and an income tax provision of $1.1 million for June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
     During the six months ended June 30, 2000, TRM generated $5.8 million in cashflows from operations and decreased its net working capital from $25.3 million at December 31, 1999 to $10.0 million at June 30, 2000 (including cash and cash equivalents of $4.3 million). The Company also has a $30.0 million bank line of credit, with $24.8 million in borrowings outstanding at June 30, 2000.

     During the six months ended June 30, 2000, the Company funded capital expenditures of $16.4 million primarily from bank borrowings on its line of credit. Capital expenditures were primarily for NCR ATM machines, merchandising signage and computer systems implementation costs.

     The Company obtained a new source for vault cash inventory in its ATM network during the first quarter of 2000. As of December 31, 1999, the Company had a cash balance related to the ATM vault cash inventory of $16.1 million, financed through its line of credit. In March of 2000, the Company established a $30.0 million financing facility to access a commercial paper conduit to provide vault cash for its ATM network. This agreement resulted in the removal of the cash and underlying bank borrowings from the Company's balance sheet. The financing was completed off the Company's balance sheet on a non-recourse basis. As such, the ATM vault cash inventory and related debt financing was removed from the balance sheet as of March 31, 2000. The Company anticipates increasing this facility to $75 million before the end of the year to support expansion of its ATM network.

     The Company currently anticipates capital expenditures of approximately $35 million during calendar 2000. Approximately $25 million will be used to acquire ATM machines and the remainder will be used to acquire computer related systems and other capital items. The Company expects to finance these capital expenditures with cash generated from operations, bank borrowings and asset leasing. The Company entered into a new bank line of credit arrangement which will allow it greater flexibility in its use of proceeds. The line of credit also will not encumber the Company's ATM assets, allowing it to refinance its existing ATM assets and finance future ATM asset purchases, subject to limits based on the Company's ratio of funded debt to EBIDTA. The Company expects that these sources will provide adequate cash to fund its expansion through at least December 31, 2000.

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

FORWARD-LOOKING STATEMENTS
     Information in "Management's Discussion and Analysis," in this Form 10-Q about the Company's goals, plans and expectations regarding expansion, capital expenditures, effectively using a third-party network of service providers, expanding the ATM business, offering and providing e-commerce goods and services through ATMs, constitutes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors that could cause the actual results to differ materially from the forward-looking statements: business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company's services, the Company's ability to execute its plans successfully and the volatility of paper costs. Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company's SEC Form 10-K for the year ended December 31, 1999.

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

     The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company's business operations. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk related to its credit facility as of June 30, 2000. Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 21, 2000 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock and Series A Preferred Stock took the actions described below. As of the record date for the Annual Meeting, 7,074,440 shares of Common Stock and 1,777,778 shares of Series A Preferred Stock were issued and outstanding. Each share of Preferred Stock is entitled to one vote per share and votes together with the Common Stock as one class.

     1. The shareholders elected each of Edward E. Cohen, Slavka Bachurova Glaser, Frederick O. Paulsell, and Frederic P. Stockton, by the votes indicated below, to serve on the Company's Board of Directors for the next three years:

                  EDWARD E. COHEN
                           6,237,216        shares in favor
                           1,882,956        shares against or withheld

                  SLAVKA BACHUROVA GLASER
                           6,237,256        shares in favor
                           1,882,916        shares against or withheld

                  FREDERICK O. PAULSELL
                           6,211,505        shares in favor
                           1,848,667        shares against or withheld

                  FREDERIC P. STOCKTON
                           6,001,609        shares in favor
                           2,058,563        shares against or withheld

     Daniel G. Cohen, Joel R. Mesznik, Kenneth L. Tepper, Joseph G. Denton, Kent
B. Godfrey, and Debbi Hurd Baptist will continue their terms of office as directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         10.11 Second Amended and Restated Business Loan Agreement dated as of May 30, 2000, between TRM Corporation and Bank of America, N.A.

         27.1  Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the period.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRM CORPORATION

Date: August 15, 2000                  By: /s/ Daniel L. Spalding
      ----------------                    --------------------------------------
                                          Daniel L. Spalding
                                          Vice President, Finance and
                                          Chief Financial Officer