Form 10-Q
period 2000-09-30
TRM CORP
filed 2000-11-14
CIK 749254

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ----------

                         Commission file number 0-19657
                                                -------


                                 TRM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Oregon                                93-0809419
     -------------------------------             -------------------
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

YES  X    NO
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              CLASS                       OUTSTANDING AT SEPTEMBER 30, 2000
              -----                       ---------------------------------
          Common Stock                                  7,063,190

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 TRM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   December 31,     September 30,
                                                                                       1999             2000
                                                                                ----------------    -------------
                                                                                                     (unaudited)
                  ASSETS

Current assets:
        Cash and cash equivalents                                                      $  16,775    $       8,270
        Accounts receivable, net                                                           7,362            9,575
        Income tax receivable                                                                378
        Inventories                                                                        3,771            4,660
        Prepaid expenses and other                                                         2,188            2,341
        Deferred tax asset                                                                 1,243            1,243
                                                                                ----------------    -------------
                   Total current assets                                                   31,717           26,089
Equipment and vehicles, less accumulated depreciation                                     62,648           75,514
Deferred tax asset                                                                                          2,921
Other assets                                                                               1,541            5,206
                                                                                ----------------    -------------

                                                                                $         95,906    $     109,730
                                                                                ================    =============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                                   2,880            8,662
        Accrued expenses                                                                   3,539            6,562
                                                                                ----------------    -------------
                  Total current liabilities                                                6,419           15,224
Long Term Debt                                                                            23,192           29,720
Deferred income taxes                                                                      5,016            4,929
                                                                                ----------------    -------------
                  Total liabilities                                                       34,627           49,873
                                                                                ----------------    -------------
Minority Interest                                                                             --            5,174
Shareholders' equity:
        Preferred stock, no par value.  Authorized
                  5,000 shares; 1,778 shares issued
                  and outstanding                                                         19,798           19,798
        Common stock, no par value.  Authorized
                  50,000 shares; issued and
                  outstanding 7,071 and 7,063 shares, respectively                        19,095           19,032
Accumulated other comprehensive income                                                      (427)          (2,318)
Retained earnings                                                                         22,813           18,171
                                                                                ----------------    -------------
                  Total shareholders' equity                                              61,279           54,683
                                                                                ----------------    -------------

                                                                                $         95,906          109,730
                                                                                ================    =============

See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                       September 30,
                                                              -------------------------------    --------------------------------
                                                                   1999              2000             1999               2000
                                                              --------------     ------------    -------------     --------------

Sales                                                         $       16,257     $     19,159    $      50,474     $       56,577
Less discounts                                                         2,787            2,846            8,974              9,228
                                                              --------------     ------------    -------------     --------------
                Net sales                                             13,470           16,313           41,500             47,349
Cost of sales                                                          7,555           11,493           21,952             30,510
                                                              --------------     ------------    -------------     --------------
                Gross profit                                           5,915            4,820           19,548             16,839
Selling, general and administrative expense                            5,544            7,091           16,570             21,353
                                                              --------------     ------------    -------------     --------------
                Operating income (loss)                                  371           (2,271)           2,978             (4,514)
Other (income) expense:
        Interest                                                         143              539              237              1,557
        Other, net                                                      (110)            (287)            (334)              (200)
                                                              --------------     ------------    -------------     --------------
Income (loss) before minority interest in earnings
     of a consolidated subsidiary                                        338           (2,523)           3,075             (5,871)
Minority interest                                                                          47                                  76
                Income (loss) before income taxes                        338           (2,476)           3,075             (5,795)
Provision (benefit) for income taxes                                     132           (1,012)           1,201             (2,276)
                                                              --------------     ------------    -------------     --------------
                Net income (loss)                             $          206     $     (1,464)   $       1,874     $       (3,519)
                                                              ==============     ============    =============     ==============

Earnings per share computation:
Net income (loss)                                             $          206     $     (1,464)   $       1,874     $       (3,519)
Preferred stock dividends                                               (374)            (377)          (1,122)            (1,123)
                                                              ---------------    ------------    -------------     --------------
Net income (loss) available to common
   Shareholders                                               $         (168)    $     (1,841)   $         752     $       (4,642)
                                                              ==============     ============    =============     ==============
Basic net income (loss) per share:
        Shares outstanding                                             7,110            7,063            7,103              7,069
                                                              ---------------    ------------    -------------     --------------
        Net income (loss) per share                           $         (.02)    $       (.26)   $         .11     $         (.66)
                                                              ==============     ============    =============     ==============
Diluted net income (loss) per  share:
        Shares outstanding                                             7,110            7,063            7,289              7,069
                                                              --------------     ------------    -------------     --------------
        Net income (loss) per share                           $         (.02)    $       (.26)   $         .10     $        (.66)
                                                              ==============     ============    =============     ==============


See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (In thousands)




                                                                                    Accumulated
                                                                                       Other
                             Comprehensive   Preferred Stock      Common Stock       Comprehen-    Retained
                                Income     Shares   Amounts    Shares    Amounts    sive Income    Earnings    Total
                             ------------- ------- ----------- -------- ---------- --------------- ---------- ---------


Balances, December 31, 1999                 1,778   $ 19,798     7,071   $ 19,095      $ (427)      $ 22,813   $61,279
Comprehensive income
  Net loss                   $  (3,519)                                                               (3,519)   (3,519)
  Other comprehensive
  income (loss), net of tax
    Foreign currency
    translation adjustment      (1,891)                                                (1,891)                  (1,891)
                             ----------
Comprehensive income         $  (5,410)
                             ==========
Issuance of stock to
employees                                                            8         35                                   35
Repurchase of common stock                                         (16)       (98)                                 (98)
                                                                                                     (1,123)    (1,123)
                                           ------- ----------- -------- ---------- --------------- ---------- ---------
Balances, September 30, 2000                1,778   $ 19,798     7,063   $ 19,032    $ (2,318)      $ 18,171   $54,683
                                           ======= =========== ======== ========== =============== ========== =========




See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)




                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                --------------------------------------------
                                                                                       1999                     2000
                                                                                -------------------      -------------------
Cash flows from operating activities:
        Net income (loss)                                                             $  1,874           $        (3,519)
         Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
               Depreciation and amortization                                             6,510                     8,383
                 Other                                                                      --                      (107)

               (Gain) loss on disposal of equipment
                        and vehicles                                                       (34)                      110
               Changes in items affecting operations:
                        Accounts receivable                                                926                    (2,249)
                        Inventories                                                       (214)                     (930)
                        Income tax receivable                                             (450)                      365
                        Prepaid expenses and other                                        (129)                     (489)
                        Accounts payable                                                (5,021)                    6,035
                        Accrued expenses                                                 1,671                     3,152
                        Deferred income tax                                                (10)                   (2,920)
                                                                                -------------------      -------------------
                        Cash provided by operating activities                            5,123                     7,831
                                                                                -------------------      -------------------
Cash flows from investing activities:
        Proceeds from sale of equipment                                                    499                     2,108
        Capital expenditures                                                           (16,485)                  (24,344)
        Other                                                                           (1,058)                   (1,337)
           Proceeds from sale of subsidiary shares                                                                 5,000
           Acquisition of a business, net of cash acquired                                                          (799)
                                                                                -------------------      -------------------
                        Cash used in investing activities                              (17,044)                  (19,372)
                                                                                -------------------      -------------------
Cash flows from financing activities:
        Net borrowings on notes payable                                                  6,900                     4,904
        Net proceeds from issuance of common stock                                         149                        35
        Repurchase of common stock                                                         (36)                      (98)
        Dividends on preferred stock                                                    (1,122)                   (1,123)
                                                                                -------------------      -------------------
                        Cash provided by financing activities                            5,891                     3,718
                                                                                -------------------      -------------------
Effect of exchange rate changes                                                           (189)                     (682)
                                                                                -------------------      -------------------
Net decrease in cash and cash equivalents                                               (6,219)                   (8,505)
Cash and cash equivalents at beginning of period                                        14,285                    16,775
                                                                                -------------------      -------------------
Cash and cash equivalents at end of period                                      $        8,066           $         8,270
                                                                                ===================      ===================




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

2.   Net Income Per Share:

     Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted including the effect of potentially dilutive securities. For the three months and nine months ended September 30, 1999 and September 30, 2000, the weighted average number of common shares for basic net income per share computations were 7,110,000 and 7,103,000, and 7,063,000 and 7,069,000, respectively. For diluted net income per share, 186,000 shares were added to weighted average shares outstanding for the nine month period ended September 30, 1999, representing potential dilution for stock options outstanding, calculated using the treasury stock method. In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common stockholders. For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive. No shares were added to the weighted average shares outstanding for the three-month period ended September 30, 1999 or for the three and nine months ended September 30, 2000, because the addition of shares would be anti-dilutive.

3.   Inventories (in thousands):


                                                 December 31,    September,
                                                      1999         2000
                                                 ------------   ------------
       Paper                                     $        696   $        803
       Toner and developer                                550            475
       Parts                                            2,525          3,382
                                                 ------------   ------------

                                                 $      3,771   $      4,660
                                                 ============   ============



4.   Segment Reporting (in thousands):

     The Company has three reportable segments: CopyCenters, ATM and e-Commerce. CopyCenters owns and maintains self-service photocopiers in retail establishments. ATM owns and operates ATM machines in retail establishments. The e-commerce business develops software to deliver products and services to ATMs. Prior to 1999, the Company had only one business segment.

     The Company evaluates each segment's performance based on income or loss before interest, income taxes, and minority interest excluding non-recurring charges. Information regarding the operations in these reportable segments is as follows:


                                                (Dollar Amounts in Thousands)
                                     Three months ended               Nine months ended
                                September 30,   September 30,   September 30,   September 30,
                                     1999            2000            1999           2000
                                ------------    ------------    ------------    ------------

Sales:
CopyCenters                     $     15,756    $     15,343    $     49,783    $     49,351
ATM                                      501           3,314             691           6,664
e-Commerce                                               502                             562
                                ------------    ------------    ------------    ------------
                                $     16,257    $     19,159    $     50,474    $     56,577
                                ============    ============    ============    ============
Depreciation and
amortization:
CopyCenters                     $      2,324    $      2,499    $      6,427    $      7,410
ATM                                       50             441              83             861
e-Commerce                                                80                             112
                                ------------    ------------    ------------    ------------
                                $      2,374    $      3,020    $      6,510    $      8,383
                                ============    ============    ============    ============

Income (loss) before
interest and taxes &
minority interest:
CopyCenters                     $        925    $      1,475    $      3,980    $      2,551
ATM                                     (444)         (3,085)           (668)         (5,928)
e-Commerce                                              (374)                           (937)
                                ------------    ------------    ------------    ------------
                                $        481    $     (1,984)   $      3,312    $     (4,314)
                                ============    ============    ============    ============

Capital expenditures:
CopyCenters                     $      3,944    $      4,391    $     12,932    $      8,319
ATM                                    2,009           3,487           3,553          15,989
e-Commerce                                                36                              36
                                ------------    ------------    ------------    ------------
                                $      5,953    $      7,914    $     16,485    $     24,344
                                ============    ============    ============    ============




                                                                    As of           As of
                                                                    Dec 31,     September 30,
                                                                     1999           2000
                                                                ------------    ------------
Assets:
CopyCenters                                                     $     71,984    $     75,877
ATM                                                                   23,922          22,262
e-Commerce                                                                            11,591
                                                                ------------    -------------
                                                                $     95,906    $    109,730
                                                                ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL
     During the quarter ending September 30, 2000, the Company continued the expansion of its new ATM services business while its CopyCenters services business generated solid cash flow. The Company's e-commerce business, conducted by its subsidiary iATMglobal.net, continued to build a Web-based distribution channel to deliver e-commerce goods and services to customers through ATMs.

     Also in the third quarter of 2000, NCR Corporation (NYSE:NCR), the largest global supplier of Automated Teller Machines (ATMs), made a strategic equity investment in iATMglobal.net. NCR invested $5 million in exchange for 20% ownership interest in iATMglobal.net and has agreed to enable iATMglobal.net's e-commerce software on NCR ATMs.

     As of September 30, 2000, the Company had a total of 1,947 ATM operating units installed, with 1,031 and 916 deployed in the United States and United Kingdom respectively, as compared to 292 in the United States at September 30, 1999, an overall increase of 1,655 units. The ATM business contributed $3.3 million to quarterly gross revenues and $6.7 million year to date compared to $501,000 for the quarter and $691,000 year to date ended September 30, 1999. The Company believes that revenues generated from goods and services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future as it expands the product offerings through its ATM network, and pursues new geographic opportunities.

     As a result of the Company's development of its ATM services business and start up of its e-commerce subsidiary, the Company expects to record a loss for the fourth quarter of 2000.

     In the CopyCenters business, as of September 30, 2000, the Company had 35,759 TRM Copy Centers in operation compared to 32,638 at September 30, 1999, an increase of 3,121 centers (9.56%). In the third quarter of 2000, the CopyCenters business generated earnings of $1.5 million before interest, taxes, depreciation, amortization and minority interest, compared to $925,000 in the same quarter of 1999.

     In the third quarter of 2000 the Company's e-commerce business, generated $502,000 in gross revenues from contracted software engineering services, with no revenue generated in 1999.

     In the first quarter of 2000 the Company replaced its existing line of credit. The Company signed a new Loan Agreement with Bank of America N.A. to provide a line of credit commitment equal to $30 million through June 30, 2001, reducing to $25 million through June 30, 2002. The Company is not presently in compliance with all the financial ratios under this facility. Bank of America has advised the Company that it will forebear until January 20, 2001. Also in the first quarter of 2000, the Company (through a special purpose finance entity) established a $30 million Loan Facility to provide vault cash for its ATM network. The financing was completed off the Company's balance sheet on a non-recourse basis. The company presently has $24.9 million funded under the facility to supply its ATMs with cash. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).



                                     Three Months Ended                                   Nine Months Ended
                                         September 30,     Percentage Change               September 30,       Percentage Change
                                     1999         2000     Increase (Decrease)            1999       2000      Increase (Decrease)
                                     ----         ----     -------------------            ----       ----      -------------------
Sales                              100.0%         100.0%           17.9%                  100.0%     100.0%          12.1%
Sales discounts                     17.1           14.9             2.1                    17.8       16.3            2.8
Cost of sales                       46.5           60.0            52.1                    43.5       53.9           39.0
Selling, general and
   Administrative                   34.1           37.0            27.9                    32.8       37.7           28.9
Special charges                       --             --              --                                 --             --
Operating income (loss)              2.3          (11.9)         (712.1)                    5.9       (7.9)        (251.6)
Interest expense, net                 .9            2.8           276.9                      .5        2.8          557.0
Other (income) expense
   Net                               (.7)          (1.6)          160.9                     (.7)       (.4)         (40.1)
Income (loss) before
   Minority interest                 2.1          (13.1)         (846.4)                    6.1      (10.3)        (290.9)
Minority interest                                    .2           N/A                                   .1          N/A
Income (loss) before
   Income taxes                      2.1          (12.9)         (832.5)                    6.1      (10.2)        (288.5)
Provision (benefit)
   for income taxes                   .8           (5.3)         (866.7)                    2.4       (4.0)        (289.5)
                                   -----          -----          ------                   -----      -----         ------
Net income (loss)                    1.3%          (7.6)%        (810.7)%                   3.7%      (6.2)%       (287.8)%
                                   =====          =====          ======                   =====      =====         ======



THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND
NINE MONTHS ENDED SEPTEMBER 30, 1999
     For the three and nine month period ended September 30, 2000, consolidated sales increased by $2.9 million (17.9%) and $6.1 million (12.1%), respectively. ATM revenue increased $2.8 million in the third quarter of 2000 and $6.0 million year to date, while the CopyCenters business revenues decreased by $413,000 in the third quarter of 2000 and $567,000 year to date as compared to the same periods in 1999. The e-commerce segment of the Company's business generated $502,000 for the quarter and year to date ended September 30, 2000.

     CopyCenters sales were $15.3 million and $49.3 million for the quarter and year to date ended September 30, 2000, respectively compared to $15.8 million and $49.8 million during the same periods in 1999. Billed units increased 11.9% and 12.4%, respectively while revenue per billed unit decreased 13.4% for the third quarter of 2000 and 12.2% year to date, resulting in a slight decrease in revenue on the higher installed base.

     Revenues from the Company's new ATM business were $3.3 million and $6.7 million for the quarter and year to date ended September 30, 2000, respectively, as compared to $501,000 for the quarter and $691,000 for the year to date ended September 30, 1999. The Company is expecting a continued increase in ATM revenue in 2000 and into 2001 because of the aggressive growth plans it has for the ATM services business.

     In the third quarter of 2000 the Company's e-commerce business, generated $502,000 in gross revenues from contracted software engineering services with no revenue generated last year.

     Sales discounts are the portion of revenue retained by retail customers. Sales discounts generally vary at individual retail businesses depending on volume - the higher the volume, the greater the discount. The increase in sales discounts for the quarter and the year ended September 30, 2000 compared to the prior year is $59,000 (2.1%) and $254,000 (2.8%), respectively, which is primarily attributed to the Company's ATM business. CopyCenters maintained the same level of discounts as a percentage of sales for the quarter and year to date ended September 30, 2000.

     Costs of sales on a consolidated basis increased $3.9 million (52.1%) for the quarter and $8.6 million (39.0%) for the year to date ended September 30, 2000 compared to the same periods in 1999. ATM related costs contributed to the increase of $3.1 million for the quarter and $5.9 million year to date. E-commerce related increases were $191,000 for the quarter and $236,000 year to date. CopyCenters' field labor and other costs increased by $358,000 for the quarter and $938,000 year to date, due mostly to the increase in the installed base and a new signage and merchandising program. CopyCenters' Service partner related costs increased $103,000 for the quarter and $537,000 year to date. This cost is attributed to the increase in installed units located outside a TRM service area and are serviced by a third party. Service partner units installed were 1,683 and 1,278 as of September 30, 2000 and September 30, 1999, respectively. The remaining increase in cost of sales of $137,000 for the quarter and $937,000 year to date is due to copier machine depreciation, which relates to the additional NextGen(TM) photocopiers in the Company's installed base.

     Selling, general and administrative expenses increased $1.5 million (27.9%) and $4.8 million (28.9%) during the quarter and year ended September 30, 2000, respectively, compared to the same periods in 1999. E-commerce costs contributed $813,000 for the quarter and $1.4 million year to date ended September 30, 2000. ATM direct costs increased $437,000 for the quarter and $1.2 million year to date. ATM indirect costs contributed $708,000 for the quarter and $2.2 million year to date to the increase. Copycenters' costs decreased $473,000 for the quarter and $203,000 year to date ended September 30, 2000.

     Interest expense increased to $539,000 from $143,000 for the quarter ended September 30, 2000, and increased to $1.6 million from $237,000 year to date ended September 30, 2000 from the same periods in 1999, respectively. The increase was due to an increase in borrowings on the Company's revolving line of credit during 2000 primarily to finance the purchase of ATM machines operated by the Company in its ATM business and the formation of the e-commerce subsidiary. Borrowings to finance the cash needs of the ATM network are not expected to be necessary for the remainder of the year as a result of the establishment of a commercial paper facility. See the section on "Liquidity and Capital Resources" in this Form 10-Q.

     Other income increased $177,000 during the quarter ended September 30, 2000 compared to the same periods in 1999, primarily due to iATMglobal.net's interest earned on short-term investments. Other income decreased $134,000 year to date, compared to the same period in 1999. The decrease was primarily due to interest income generated from Copycenter and ATM short-term investments in the first six months of 1999. These short-term investments were not outstanding in 2000.

     The Company's effective tax rate for the quarter ended September 30, 2000 is 40.9 percent, resulting in an income tax benefit of $1.0 million compared to an effective rate of 39.1 percent and an income tax provision of $132,000 in 1999. The Company's year to date effective tax rate is 39.3 percent for the nine months ended September 30, 2000 resulting in an income tax benefit of $2.3 million compared to 39.1 percent effective tax rate and an income tax provision of $1.2 million for September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
     During the nine months ended September 30, 2000, TRM generated $7.8 million in cashflows from operations and decreased its net working capital from $25.3 million at December 31, 1999 to $10.9 million at September 30, 2000 (including cash and cash equivalents of $8.3 million). The Company also has a $30.0 million bank line of credit, with $27.8 million in borrowings outstanding at September 30, 2000.

     During the nine months ended September 30, 2000, the Company funded capital expenditures of $24.3 million primarily from bank borrowings on its line of credit. Capital expenditures were primarily for NCR ATM machines, merchandising signage and computer systems implementation costs.

     The Company obtained a new source for vault cash inventory in its ATM network during the first quarter of 2000. As of December 31, 1999, the Company had a cash balance related to the ATM vault cash inventory of $16.1 million, financed through its line of credit. In March of 2000, the Company established a $30.0 million financing facility to access a commercial paper conduit to provide vault cash for its ATM network. This agreement resulted in the removal of the cash and underlying bank borrowings from the Company's balance sheet. The financing was completed off the Company's balance sheet on a non-recourse basis. As such, the ATM vault cash inventory and related debt financing was removed from the balance sheet as of March 31, 2000. The Company has the ability to increase this facility to $75 million to support expansion of its ATM network.

     The Company has made capital expenditures of $24.3 million to date, and expects total capital expenditures for calendar 2000 to be approximately $30 million. Approximately $25 million of the total capital expenditures will be used to acquire ATM machines and photocopiers and the remainder will be used to acquire computer-related systems and other capital items. The Company expects to finance these capital expenditures with cash generated from operations, bank borrowings and asset leasing. The Company has a bank line of credit arrangement, which allows it flexibility in its use of proceeds. The line of credit also will not encumber the Company's ATM assets, allowing it to refinance its existing ATM assets and finance future ATM asset purchases, subject to limits based on the Company's ratio of funded debt to EBIDTA. The Company expects that these sources will provide adequate cash to fund its expansion through at least December 31, 2000.

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

FORWARD-LOOKING STATEMENTS
     Information in "Management's Discussion and Analysis," in this Form 10-Q about the Company's goals, plans and expectations regarding expansion, capital expenditures, effectively using a third-party network of service providers, expanding the ATM business, offering and providing e-commerce goods and services through ATMs, constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors could cause the actual results to differ materially from the forward-looking statements: business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company's services, the Company's ability to execute its plans successfully and the volatility of paper costs. Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company's SEC Form 10-K for the year ended December 31, 1999.

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

     The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company's business operations. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk related to its credit facility as of September 30, 2000. Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

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


                                        TRM CORPORATION

Date:  November 14, 2000                By: /s/ Daniel L. Spalding
       ------------------                   ----------------------------
                                            Daniel L. Spalding
                                            Vice President, Finance and
                                            Chief Financial Officer