Form 10-K
period 2000-12-31
TRM CORP
filed 2001-04-02
CIK 749254

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 1, 2001 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $6,753,253. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

         As of March 1, 2001 the number of shares of the registrant's Common Stock outstanding was 7,063,190.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Parts of registrant's Proxy Statement for the annual meeting of shareholders on June 7, 2001 are incorporated by reference into Part III of this report.

                                 TRM CORPORATION
                                TABLE OF CONTENTS

ITEM                                                                                                          PAGE
NO.                                                                                                            NO.
---                                                                                                            ---
                                     PART I
1.    Business.....................................................................................................1
2.    Properties...................................................................................................5
3.    Legal Proceedings............................................................................................5
4.    Submission of Matters to a Vote of Security Holders..........................................................5
4(a). Executive Officers of the Registrant.........................................................................5
5.    Market for Registrant's Common Equity and Related Stockholder Matters........................................7
6.    Selected Financial Data......................................................................................7
7.    Management's Discussion and Analysis of Financial Condition..................................................8
7(a)  Quantitative and Qualitative Disclosures about Market Risk .................................................15
8.    Financial Statements and Supplemental Data..................................................................15
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................15
10.   Directors and Executive Officers of the Registrant..........................................................16
11.   Executive Compensation......................................................................................16
12.   Security Ownership of Certain Beneficial Owners and Management..............................................16
13.   Certain Relationships and Related Transactions..............................................................16
14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................................17

                                     PART I

ITEM 1.     BUSINESS

GENERAL

         TRM Corporation delivers convenience services in retail environments to consumers. The Company currently provides self-service cash delivery and account balance inquiry, delivered through automatic teller machines, and photocopy services delivered through TRM CopyCenters-TM-. The Company's ATMs are referred to as "SmartATMs" because they are manufactured with PC-based architecture and offer dial-up modem capabilities. TRM's convenience service locations are easily recognized by the Company's distinctive yellow trapezoidal signage that has achieved significant consumer recognition.

         As used in this Form 10-K, the terms "the Company" and "TRM" refer to TRM Corporation and its subsidiaries, unless the context requires otherwise.

         TRM's convenience services are made available in high traffic retail locations that are convenient to consumers. TRM offers its services in over 35,000 retail locations in the United States, the United Kingdom, Canada, and France. TRM provides the equipment, maintenance, supplies, and point of sale materials required for each of its installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by TRM's offerings.

         The Company has developed long term contracts with its retail partners, such as grocery, drug, hardware, convenience stores and other retailers, and has entered into relationships with national and regional chain multi-site retailers such as Albertson's, Eckerd Drugs, The Pantry, Bi-Lo, and international multi-site retailers that include Londis, Martins, Balfour, Couche-Tard, Depan-Escompt, and WalMart Canada.

         The Company believes one of its strengths is the existence of a service and distribution system with both Company operated and service partner operated locations, from which equipment, supplies and parts, as well as office support services, are available to service technicians who provide support for the Company's retail partners. As the result of this extensive service system, TRM is able to provide its customers prompt attention for emergency service requirements in addition to regularly scheduled maintenance.

         TRM also provides a multi-lingual customer support call center that supports the English, Spanish, French, and German languages and is available to the Company's customers domestically and abroad during their business hours. In addition, the Company's virtual private network provides a secure communications channel to all of TRM's personnel. This network provides a secure tunnel through the Internet that allows instant access to TRM's I/T infrastructure, including ERP, Groupware, and Intranet applications. A local access telephone number allows Company representatives to securely link to the network at TRM's world headquarters via their computer modems.

         TRM has established a centralized support infrastructure at its world headquarters located in Portland, Oregon, where it oversees the management of business and customer locations. This infrastructure oversees all the requirements of individual states and countries from accounting requirements, to human resources needs, and provides the necessary information systems and technology to conduct business on a global scale.

         During 2000, TRM established a majority owned subsidiary, iATMglobal.net, to develop and commercially establish the ability to deliver multiple products and services through the ATM distribution channel.

         TRM believes its financial position at December 31, 2000 is sound due to a low amount of debt in relation to its asset base and the continued positive cash flow generated by its CopyCenter-TM- business. At December 31, 2000, the Company has total long-term debt of $29.6 million compared to total assets of $110.9 million.

         The Company was not in compliance with all the financial ratios under its Loan Agreement with Bank of America N.A. at December 31, 2000. This agreement was amended on February 14, 2001 to waive noncompliance and to establish amended ratios for the year 2001. The Company expects its financial position will continue to allow for the implementation of its growth strategy related to its SmartATM business as discussed under the "Strategy" and "Products and Services" sections.

         TRM's Senior Leadership Team is comprised of individuals with a strong base of experience, individually averaging over 10 years of experience in the retail and service industries.

STRATEGY

         TRM's management is working to execute a business strategy which focuses on aggressively growing its new SmartATM services business within the existing infrastructure while optimizing and sustaining the Company's CopyCenter-TM- service business.

         Looking forward, the Company believes that it will be able to take advantage of significant growth opportunities made available once its SmartATM network is broadened. In addition to the cash delivery and balance inquiry services that SmartATMs provide consumers, the PC-based technology of its SmartATMs can provide Internet access. Internet connectivity will allow the delivery of e-commerce products and services into retail environments. The strategic objective of the Company is to participate in the development of, and deploy, the technology required to open this significant channel of distribution. The Company also intends to form strategic relationships with the appropriate e-commerce companies so that they may provide their products and services to the retailers and their respective customers.

PRODUCTS AND SERVICES

    SMARTATMS

         TRM entered the SmartATM business in 1999 in portions of both the United States and the United Kingdom. The Company entered the year 2000 with an installed base of 443 ATMs and expanded its installed machine base to 1,857 ATMs by December 31, 2000.

         TRM SmartATMs provide cash delivery and balance inquiry services through various banking networks such as Cirrus, PLUS, Discover/Novus, and LINK, and with major credit card companies VISA, MasterCard, and American Express.

         TRM was one of the early entrants in the United Kingdom convenience ATM market by being one of the first firms to offer convenience cash delivery and balance inquiry services at retail locations in the United Kingdom during 1999. The Company believes it is one of the largest ISO (independent system operators) or non-bank ATM deployers in the United Kingdom.

         In 1999, the Company entered into a strategic relationship with NCR to manufacture its PC-based SmartATMs. The PC-based SmartATM provides the hardware and software platform that will provide TRM the ability to deliver additional Internet-based convenience e-commerce goods and services in addition to the cash delivery and balance inquiry services presently being offered.

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

         TRM intends to increase the number of retail locations where its cash delivery and balance inquiry services are offered by installing an estimated 1200 new TRM SmartATM locations during fiscal year 2001. The Company believes that its position as an early entrant into the United Kingdom convenience ATM market presents significant business growth opportunity to be achieved in England, Scotland and Wales. The Company expects that the majority of its ATM placements in 2001 will be in that market. As of December 31, 1999 there were 25,000 ATMs installed by all ATM providers in the United Kingdom. The Company believes that number will double by 2002. The Company currently has over 7,000 retail relationships through TRM CopyCenters-TM- within the United Kingdom and has established the infrastructure and support personnel to meet the needs of that market.

    PHOTOCOPIERS

         As of December 2000, TRM owned and maintained approximately 33,000 self-service CopyCenters-TM- in retail establishments such as grocery retailers, pharmacies, stationery stores, hardware stores and gift shops located in 6 countries. TRM's photocopy services include the installation, maintenance, and supply of photocopiers and the regular monitoring of their usage. Each TRM CopyCenter-TM- consists of a photocopier, a machine stand, advertising signs, and in some cases, a coin-operated unit. Each retail business collects payment from its customers, shares in the revenue generated by the TRM CopyCenter-TM-and benefits from any increase in walk-in traffic. The Company invoices and collects payment from each retailer monthly.

         TRM has become the leading provider in self-service photocopying in many of the markets it serves by focusing on service and convenience.

         The Company services its CopyCenters-TM- and provides all necessary supplies. The retail business supplies the space and electrical power for the TRM CopyCenter-TM- and supervises its use. Consumers report the number of uses of the TRM CopyCenter-TM- to the retail business cashier, who collects payment. Each month, the retail business keeps a percentage of the TRM CopyCenter-TM-'s revenue, generally based on a sliding scale related to usage as recorded by the TRM CopyCenter-TM-'s tamper-proof internal counter, and remits the remainder to TRM.

         All accounting, training, purchasing, billing and collection functions, as well as coordination of customer service, are centralized in the Company's headquarters in Portland, Oregon. Generally, the only personnel outside the Portland headquarters are service and sales personnel. TRM minimizes costs by buying large quantities of new photocopiers and by centrally purchasing parts, paper, and toner. The Company believes that its centralized operating systems and standardized operating procedures enable it to efficiently open in new geographic areas and to install and service thousands of TRM CopyCenters-TM-. The Company is seeking to further leverage this infrastructure in order to expand its SmartATM business.

         Photocopy pricing is based on market competition, volume and retailer preference. Retail pricing decisions are made by the retailer based on the experience and recommendations of TRM for individual site pricing strategies.

         The Company views the photocopy business as a mature business with limited opportunities for large-scale expansion. TRM intends to continue to manage the photocopy business by controlling growth in new and existing market areas. The Company expects to continue to evaluate new products and services that can be delivered to its core customer base and similar consumers.

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

         Coin-operated photocopiers are sometimes located in retail establishments similar to TRM's locations. While these coin-operated photocopiers provide a similar service to TRM CopyCenters-TM-, the Company believes they do not pose a significant competitive threat to the majority of TRM's retail customers.

         The Company is aware of several self-service, non-coin-operated space photocopier businesses using the retail business concept. To the Company's knowledge, each is limited to a relatively small geographic market and a relatively small number of photocopiers. Because of barriers to entry in the Company's business, such as developing operating systems, establishing sources of supply, and achieving economies of scale, the Company does not believe any of these competitors currently represents a significant threat to the Company's business.

         Personal copiers provide a substitute for TRM CopyCenters-TM-. While consumers are increasing ownership of personal copiers, the Company does not believe that this has a significant adverse effect on its business. The Company is unable to predict whether a technological or price breakthrough might increase sales of personal copiers and reduce demand for the Company's copy services in the future.

         The convenience cash delivery and balance inquiry market is, and is expected to remain, highly competitive. The Company's principal competition is expected to come from national and regional banks, but the Company will also compete with other independent providers of cash delivery and balance inquiry services. The independent ATM business has become increasingly competitive, as entities other than banks have entered the market with relatively few barriers to entry. Currently, these competitors offer similar services to those offered by the Company. Many of these competitors' ATMs, however, do not have the PC-based technology and the Company plans to leverage its ATMs to offer e-commerce solutions in the future.

QUARTERLY SEASONALITY

         Historically, the Company has experienced slightly higher than average revenue in the January-March and April-June quarters which coincide with tax season in the U.S. The Company experiences slightly lower than average revenues per retail location during July-September with European countries having extended holiday periods during this time of year.

KEY PARTNER AND SUPPLY RELATIONSHIPS

         TRM entered into a strategic relationship with NCR to provide the Company with SmartATMs. The Company purchases PC-based ATMs that it believes are best suited for deployment into retail environments and provides upgrade scalability for the future. The SmartATMs offer color display, PC-based architecture, thermal printing, and dial-up and remote monitoring capabilities. By working closely with NCR, TRM has developed its convenience cash access and balance inquiry services delivered through its SmartATMs that have the built-in ability to provide consumer access to e-commerce goods and services in the future at convenient locations.

         Previously, TRM entered into a strategic banking relationship with Woolwich PLC to provide ATM services in the United Kingdom. Woolwich provided cash inventory and cash management services for all of TRM's ATMs located in retail establishments in England, Scotland and Wales. In addition, Woolwich provided sponsorship into the LINK cash delivery network in the United Kingdom. In mid-2000, a change in regulations allowed TRM to be a direct member of LINK. As a result of this change, and Woolwich's desire to exit the surcharging ATM market in the United Kingdom, TRM and Woolwich terminated their relationship in March 2001.

         TRM entered into strategic relationships early in 2001 with Alliance & Leicester PLC and its affiliate, Girobank PLC to provide cash inventory and certain services to some of TRM's ATM's in the United Kingdom.

         TRM has maintained a strategic relationship with Konica since 1997. In the beginning of the relationship, Konica worked closely with TRM to develop the NextGen-TM- photocopiers, which have now been installed in over 23,000 of the Company's 33,355 CopyCenter-TM- locations worldwide.

         In addition to the establishment of these strategic partnerships, TRM has established relationships with parts suppliers to assure that the needs of TRM's customers can be met at all times by its service technicians. Based on these relationships with suppliers, the Company believes it has sufficient stock and resources at hand to assure that the needs of the business are met.

EMPLOYEES

         As of December 31, 2000, the Company had 466 employees, most of whom were full time. Two hundred sixty two are in field service, and 204 are in sales, marketing, customer service, purchasing, billing, administration, training, and production and warehouse functions. None of the Company's employees are represented by unions. The Company believes it has good relations with its employees.

TRADE MARKS

         Most TRM convenience locations are identified by distinctive yellow, green and black trapezoidal signs bearing "TRM ATM," "Got cash?," "Cash Machine," "TRM Copies," "TRM Photocopies." In France, the Company operates under the name of FPC France Ltd. TRM and FPC's signs are registered trademarks. The Company registered "NextGen-TM-" as it relates to black and white technology photocopiers.

GOVERNMENTAL REGULATION

         The Company's two businesses, cash delivery and balance inquiry, and photocopy businesses, are not subject to significant governmental regulation. Various regulations have been proposed to reduce or eliminate amounts charged to users (commonly referred to as surcharges or convenience fees) of ATMs. The enactment of such regulations would impact the profitability of individual convenience locations and may cause the Company to withdraw from markets in such jurisdictions. Occasionally, local zoning and sign regulations prohibit a retail business from displaying the company's signage on exterior walls or windows that identify a TRM convenience service location. In addition, local zoning or use restrictions may prohibit the Company from opening a convenience service location in an otherwise desirable retail business. These restrictions, however, are not expected to have a material adverse effect on the Company's expansion plans.

ITEM 2.     PROPERTIES

         The Company leases approximately 59,250 square feet of office and warehouse space for its team headquarters in Portland, Oregon. The leases expire in 2010, with options to renew for an additional five years. Such space is currently adequate for the Company's business.

         The Company leases warehouse space for 70 Service Center locations outside Portland, Oregon, in the USA and abroad. A Service Center location typically consists of approximately 2,000 to 7,000 square feet of office and warehouse space. The leases typically run for three to twelve years, some with extensions available upon exercise of renewal options. The Company does not anticipate any difficulty in locating or, if necessary, relocation of Service Center locations.

ITEM 3.     LEGAL PROCEEDINGS

         The Company is subject to various claims and legal proceedings from time to time in the ordinary course of its business. As of December 31, 2000 , there are no pending or threatened matters which in the Company's opinion would have a material effect on the Company's operations or its financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company as of March 15, 2001.


            NAME           AGE                                  POSITION
            ----           ---                                  --------
Frederic P. Stockton       49      Chief Executive Officer and President

Daniel L. Spalding         47      Vice President of Finance and Chief Financial Officer

Paul M. Brown              47      Senior Vice President of Operations

Danial J. Tierney          45      Senior Vice President of Sales and Marketing

Kathleen O. Hoogerhuis     45      Vice President of ATM Business

Gary M. Cosmer             30      Vice President and Chief Technology Officer

Bryan Clark                41      Vice President of Operations


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

         Daniel L. Spalding was appointed Vice President and Chief Financial Officer in May 2000. Prior to joining TRM, Mr. Spalding was Senior Vice President of PacifiCorp, a diversified electric utility, since 1992, and Chairman and Chief Executive Officer of its Powercor Australia subsidiary since 1995. Mr. Spalding holds a B.B.A. degree from the University of Wisconsin-Whitewater.

         Paul M. Brown was appointed Senior Vice President of Operations in January 2000. He joined the Company as Chief Financial Officer and Vice President of Finance in September 1997. In December of 1998, Mr. Brown was promoted to Vice President of Operations and Chief Operating Officer. Prior to joining the Company and since 1993, Mr. Brown was Senior Vice President and Chief Financial Officer for SMC Corporation, a manufacturer of motorized recreational vehicles. Before joining SMC Corporation, Mr. Brown served as Chief Financial Officer for several privately-held manufacturing companies and also worked as a consultant with Arthur Andersen & Co. Mr. Brown attended Harvard University and holds a B.S. degree from Portland State University.

         Danial J. Tierney joined the Company in January of 1995 and was appointed Senior Vice President of Sales and Marketing in January 1999. For 16 years prior to joining TRM, Mr. Tierney was employed by Spectra Physics Scanning Systems, Inc. and its affiliates in various locations and in positions of increasing responsibility, most recently in Eugene, Oregon, as Director of Marketing. He holds a B.S. degree from the University of California, Berkeley, and a M.B.A. from the University of Santa Clara.

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

         Gary M. Cosmer was named Chief Technology Officer and Vice President of Information Systems in February 1999. Prior to that and since December 1997, Mr. Cosmer served the company as Director of Information Systems. Before joining TRM, Mr. Cosmer was a systems engineer for CTR Business Systems Corporation, a partner level Microsoft Solutions Provider. Before joining
CTR Business Systems, Mr. Cosmer served as Service and Training Manager for Lucky Distributing, a privately held distribution company. Mr. Cosmer holds a B.S. degree in Advanced Technology Studies and an A.A.S. degree in Aviation Technology from Southern Illinois University.

         Bryan R. Clark was appointed Vice President of Operations in
January 2000. He joined TRM in March of 1997 as a Regional Sales Manager and was promoted to U.S. Director of Sales in April of 1999. Mr. Clark spent the first few years of his career as an accountant in the oil and gas industry. From 1986 to February 1997, Mr. Clark worked as a broker, financial planner and sales manager for Merrill Lynch. Mr. Clark holds B.A. degrees in both Finance and Accounting from Kansas State University.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market System since December 18, 1991 under the symbol TRMM.

         At March 1, 2001 there were 266 shareholders of record of the Company's Common Stock and 7,063,190 shares were outstanding. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

         The Company did not pay any dividends related to common stock in fiscal 1998 or in the six-month period ended December 31, 1998, or in the fiscal year ended December 31, 1999, or in the fiscal year ended December 31, 2000. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends to Common Stock shareholders in the foreseeable future. The Company paid Series A Preferred Stock dividends of $1.1 million during the year ended December 31, 2000 and has accrued an additional $377,000 at year-end. The company ceased paying dividends on the Series A Preferred Stock late in year 2000.

         The Company's amended loan agreement prohibits the payment of preferred dividends except dividends payable in the form of additional preferred shares of the Company's stock (see "Liquidity and Capital Resources"). The Company does not anticipate the payment of preferred dividends in the form of additional shares of preferred stock.

COMMON STOCK PRICE HISTORY

         The following table sets forth the high and low sale prices for the last 8 quarters.

                                                      High        Low
         1st Quarter 1999                            $7.250     $7.000
         2nd Quarter 1999                            $6.750     $6.250
         3rd Quarter 1999                            $5.500     $4.500
         4th Quarter 1999                            $6.125     $5.250
         1st Quarter 2000                            $7.063     $6.813
         2nd Quarter 2000                            $7.000     $4.750
         3rd Quarter 2000                            $6.000     $2.031
         4th Quarter 2000                            $3.500     $0.563


ITEM 6.     SELECTED FINANCIAL DATA

         The selected financial data presented below for, and as of the end of, each of the years in the three-year period ended June 30, 1998, the six-month period ended December 31, 1998, and the years ended December 31, 1999 and 2000 have been derived from the audited financial statements of the Company. Quarterly financial data is included in Note 15 included in the financial statements beginning at F-1 of this report. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

                             SELECTED FINANCIAL DATA
            (In thousands, except per share and other operating data)


                                                                              Six-month
                                                                                period      Fiscal Year    Fiscal Year
                                                 Fiscal Years                   ended          ended          ended
                                                ended June 30,               December 31,   December 31,  December 31,
                                    ---------------------------------------  ------------------------------------------
                                          1996          1997        1998         1998         1999             2000
                                    ---------------------------------------  ------------------------------------------
Sales                               $    67,538    $   69,881    $ 68,352      33,334   $    68,338   $        76,081
Sales discount                          (11,728)      (11,676)    (11,331)     (5,802)      (12,099)          (12,268)
Net sales                                55,810        58,205      57,021      27,532        56,239            63,813
Gross profit                             27,800        29,816      28,797      13,267        26,173            24,380
Operating income (loss)                   8,311         5,283        (220)      1,830         3,568            (5,311)
Income before cumulative effect of
  change in accounting principle          4,124         2,575        (582)      1,311         2,090            (4,755)
Cumulative effect of change
  in accounting principle                    --            --          --          --            --               856
Net income (loss)                         4,124         2,575        (582)      1,311         2,090            (3,899)
Preferred stock dividend                     --            --          --        (785)       (1,500)           (1,500)
Net income (loss) available
  to common stockholders                  4,124         2,575        (582)        526           590            (5,399)
Basic net income (loss) per share
  before accounting change                 0.64          0.39       (0.08)       0.07          0.08             (0.88)
Diluted net income (loss) per share
  before accounting change                 0.57          0.35       (0.08)       0.07          0.08             (0.88)

PRO FORMA AMOUNTS, ASSUMING
THE CHANGE IN ACCOUNTING WAS
APPLIED RETROACTIVELY;

Effect of accounting
  change per share                           --            --        0.01        0.02          0.09               --
Net income (loss) per share after
  accounting change                        0.57          0.35       (0.07)       0.09          0.17             (0.88)


Balance Sheet Data:
Working capital                           8,860         9,886      22,277      14,222        25,298            (3,449)
Total assets                             54,251        50,478      75,606      79,152        95,906           110,920
Long-term debt                            8,128           400          --          --        23,192            21,513
Preferred stock                              --            --      19,853      19,798        19,798            19,798
Shareholders' equity                     35,444        38,828      60,060      61,325        61,279            54,547

Other Operating Data:
TRM Copy Centers                         31,719        34,796      33,349      30,953        34,414            33,355
ATM locations                                --            --          --          --           443             1,857


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

OVERVIEW

GENERAL

         In 2000, TRM aggressively grew its new ATM services business and established its e-commerce business while its core Photocopy services business generated solid revenue and cash flow. Financial results for the year were adversely effected by losses associated with the expansion of the ATM services business and the start up of the e-commerce business.

         The Company launched ATM operations in the first quarter of 1999 in the United States, and the third quarter of 1999 in the United Kingdom. The Company ended the year 2000 with 850 operating units deployed in the United States and 1,007 in

Europe. The ATM business contributed $10.4 million to annual gross revenues and the e-commerce business contributed $800,000 in revenues. The Company expects that revenues generated from services delivered through its ATM network and e-commerce subsidiary will become an increasingly higher percentage of its overall revenue in the future as it expands the placements and product offerings in these businesses, and pursues new geographic opportunities.

         In the Photocopy business, the number of service areas the Company operates in has increased from 54 to 70 since June 1995 and now includes 47 TRM service centers in the United States, 5 in Canada, 15 in the United Kingdom and 3 in France. Additionally, third party service providers support the Company's customers in over 100 additional locations. The number of TRM CopyCenters-TM-has increased 15% percent, from 28,995 in 1995 to 33,355 in 2000. In 2000, the Photocopy business generated $5.5 million dollars in earnings before interest, taxes and cumulative effect of accounting change. In implementing the NextGen-TM- program, the Company has been able to convert 82% of its revenue stream to three- to five-year agreements. The long term agreements were achieved as larger chain stores perceived increased quality in the machines the Company is able to offer coupled with the Company's reputations for superior customer service.

         The Company's balance sheet maintains a low debt to asset ratio. However, losses associated with the Company's growing ATM and e-commerce businesses have adversely effected the Company's financial ratios and compliance with its debt covenants. Early in 2001 the Company reached agreement with its bank to waive existing non-compliances and amend the applicable covenants for 2001. The Company expects to be in compliance with the amended covenants. The Company anticipates generating adequate cash from operations and from current financing facilities to service its debt obligations and continue to expand its ATM business.

MATTERS AFFECTING ANALYSIS

         As a result of the Company's change in fiscal year end from June 30 to December 31, which commenced in December of 1998, for purposes of the following analysis, the Company has compared the fiscal year ended December 31, 1999 to the comparable period in 1998, which has been developed solely for comparative purposes. The results for the twelve-month period ended December 31, 1998 were not audited.

         In the fourth quarter of 2000, the Company changed its accounting policy and adopted the units-of-production method of depreciating its Konica model 2223 and 2230 photocopy machines. The new depreciation method was applied retroactively as of January 1, 2000, resulting in a cumulative effect of the accounting change of $856,000 net of tax. Pro forma amounts, assuming the change in accounting method was applied retroactively are shown on the face of the consolidated statement of operations (see discussion in note 3).

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page F-4 of this Form 10-K).


                                                                         Percentage Change

                                                                       Six Month      Fiscal Year     Fiscal Year
                                                       Fiscal Year   Period Ended        Ended           Ended
                                                     Ended June 30,   December 31,     December 31,   December 31,
                                                        1997-98         1997-98         1998-99         1999-00
                                                     --------------   ------------     ------------   ------------
Sales                                                   (2.20)%          1.20%           (0.60)%          11.30%
Sales discounts                                         (3.00)           9.80             2.10             1.30
Cost of sales                                           (0.60)           1.60             5.60            31.10

Selling, general and administrative                      5.10           12.40            (2.50)           31.30

Non-cash stock compensation                                --              --               --               --
Special charges                                         84.10              --           100.00               --
Operating income (loss)                               (104.20)         (45.30)          255.40          (248.80)
Interest Expense, net                                  (82.80)          81.80           232.30           429.60
Other, net                                              (7.40)             --           (23.40)          (37.00)

Income (loss) before income taxes
and cumulative effect of accounting change            (122.90)         (32.90)          273.80          (295.40)

Provision for income taxes                            (123.40)         (34.60)           273.4          (247.10)

Income before cumulative effect of
accounting change                                          --              --               --          (327.50)

Cumulative effect of accounting
change                                                     --              --               --           100.00

Net income (loss)                                     (122.60)%        (31.90)%          274.0          (286.60)%


                                                                            Percentage of Sales

                                               Fiscal Years           Six Month
                                                  Ended             Period Ended
                                                  June 30,           December 31,     Fiscal Years Ended December 31,
                                                                                     (unaudited)
                                               1997       1998              1998         1998        1999        2000
                                               ----       ----              ----         ----        ----        ----

Sales                                         100.0%     100.0%            100.0%       100.0%      100.0%      100.0%
Sales discounts taxes                         16.70      16.60             17.40        17.20       17.70       16.10
Cost of sales                                 40.60      41.30             42.90        41.50       44.00       51.80
Selling, general and administrative           29.30      31.50             34.20        33.70       33.10       39.00

Non-cash stock compensation                      --       1.70                --           --          --          --
Special charges                                5.80       9.30                --        10.90          --          --
                                               ----      -----              ----       ------       -----       -----
Operating income (loss)                        7.60      (0.40)             5.50        (3.30)       5.20       (6.90)
Interest Expense, net                          0.60         --              0.10         0.20        0.60        2.80
Other, net                                     1.00       1.00             (1.00)       (0.60)      (0.50)      (0.20)
                                               ----      -----             -----       ------       -----       -----
Income (loss) before minority
  interest                                     6.00      (1.40)             6.40        (2.90)       5.10       (9.50)
Minority Interest                                --         --               --            --          --        0.60
                                               ----      -----             -----       ------       -----       -----
Income (loss) before income taxes
  and cumulative effect of
  accounting change                            6.00      (1.40)             6.40        (2.90)       5.10       (8.90)

Provision (benefit) for income
  taxes                                        2.30       0.50              2.50        (1.20)       2.00       (2.60)
                                               ----      -----             -----       ------       -----       -----
Income (loss) before cumulative
  effect of accounting change                  3.70       0.90              3.90        (1.70)       3.10       (6.30)
Cumulative effect of accounting
  change                                         --         --               --            --          --        1.20
                                               ----      -----             -----       ------       -----       -----
Net income (loss)                              3.70%     (0.90)%            3.90%       (1.70)%      3.10%      (5.10)%
                                               ====      =====             =====       ======       =====       =====


FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

         For the year ended December 31, 2000, consolidated sales increased by $7.75 million (11.3%) to $ 76 million from $68.3 million for 1999. Photocopy sales alone were down by $2.3 million (3.4%), and average billed revenue per unit decreased 12.21%. The decrease in billed revenue per unit was primarily the result of a 1.43% decrease in overall copy volume and a decrease of 3% in the number of installed units.

         Revenues from the Company's ATM business increased to $10.4 million during 2000 from $1.43 million in 1999. The Company experienced this significant increase in ATM revenues due to increases in the Company's base of installed ATM units.

         Sales discounts are the portion of revenue retained by retail customers. Sales discounts are greater in the photocopy business than in the ATM business and generally vary at individual retail businesses depending on volume
- the higher the volume, the greater the discount. The downward trend in sales discounts as a percentage of sales in 2000 compared to 1999 reflects the decrease in overall copy volume per unit and the increased size of the ATM business.

         Costs of sales on a consolidated basis increased $9.4 million (31%) for the year ended December 31, 2000 compared to 1999. The $9.4 million increase is due to the expansion of the ATM business. This increase, plus increasing third party service provider fees were partially offset by a $2.4 million reduction in the amount of current year depreciation expense recorded for certain photocopy equipment due to a change in accounting method that occurred in the fourth quarter, retroactive to January 1, 2000 (see discussion under note 3). Costs of paper, toner, parts, field labor and other costs remained at 1999 levels.

         Selling, general and administrative expenses increased $7.1 million (31%) during the year ended December 31, 2000 compared to 1999. These costs were
33.1 percent and 39.0 percent of sales for 1999 and 2000, respectively. The increase is primarily the result of increased labor and operating costs.

         During the year ended December 31, 2000, interest expense increased to $2.2 million from $412,000 in 1999. The increase was due to an increase in borrowings on the Company's revolving line of credit during 2000 primarily as the result of increased borrowings to finance the purchase of ATMs related to the expansion of the ATM business and the formation of the e-commerce subsidiary.

         Other income decreased to $202,000 from $321,000 during the year ended December 31, 2000 compared to 1999. The decrease was primarily due to the reduction in interest income earned caused by the decrease in cash balances.

         The Company's effective tax rate for the year ended December 31, 2000 was 30 percent, resulting in an income tax benefit of $2 million, compared to an effective rate of 39.9 percent in 1999. The change in the effective tax rate for fiscal year 2000 as compared to fiscal year 1999 is due to the valuation allowance of $765,000 related to the subsidiary's net operating loss. The effective tax rate would be 39.6% if the valuation allowance had not been recognized.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)

         For the year ended December 31, 1999, consolidated sales decreased by $402,000 (.6%) to $68.3 million from $68.7 million for 1998. Although photocopy sales alone were down by $1.6 million (2.3%), average billed revenue per unit increased 3.4%. The increase in billed revenue per unit was the result of the higher production achieved through the implementation of the Company's strategy, commenced in 1998, to install thousands of new NextGen-TM- photocopiers in existing sites and new multi-site retail locations. As part of the strategy, many low-volume producing sites were eliminated late in 1998. As a result, the total units billed during the entire year of 1999 was 4.1% lower than in 1998, but EBITDA was $14.0 million versus $5.2 million in 1998 on a lower billed unit base. $7.5 million of the increased EBITDA was the result of one-time charges in 1998, but the remaining $1.3 million increase was the result of improved cash flow. The overall impact of the strategy in 1999 was optimization of revenue and cash flow on a unit basis.

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

         Sales discounts are the portion of revenue retained by retail customers. They generally vary at individual retail businesses depending on volume-the higher the volume, the greater the discount. The downward trend in sales discounts as a percentage of sales in fiscal 1998 and fiscal 1997 reflects changes made in business agreements with new customers over the periods.

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

         In conjunction with the sale of Series A Preferred Stock (see note 8 to the Consolidated Financial Statements beginning on page F-1 of this report), the Company amended certain Board members' stock option agreements to extend the exercise period for the options to ten years from June 24, 1998. Pursuant to APB No. 25, and due to the extension of the exercise period, the Company recognized $1.1 million as non-cash compensation expense in the year ended June 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         During 2000, TRM generated $9.8 million in cashflows from operations and decreased its net working capital from $25.3 million at December 31, 1999 (including cash and cash equivalents of $16.8 million) to $(3.4) million at December 31, 2000. The Company also has a $30.0 million bank line of credit, with $28 million in borrowings and $900,000 in standby letters of credit outstanding at December 31, 2000. The Company was not in compliance with all loan covenants at December 31, 2000. In February 2001, the Company executed an amendment to its loan agreement waiving existing non-compliances and establishing new covenants for 2001. Under this agreement, the line of credit will reduce monthly to a level of $19.6 million at December 31, 2001 and will mature on January 4, 2002.

         During 2000, the Company funded capital expenditures of $29.2 million primarily from cash which was available as of December 31, 1999, cash generated from operations, and proceeds from an asset lease facility, as well as bank borrowings on its line of credit. Capital expenditures were primarily for installations of NextGen-TM- copiers and NCR ATM machines, and computer systems implementation costs. The Company also invested $5 million in the establishment of its e-commerce subsidiary.

         Prior to 2000, the Company also funded vault cash inventory in its U.S. ATM network. In March 2000, the Company established a $30.0 million financing facility to access a commercial paper conduit to provide vault cash for its U.S. ATM network. This facility can be increased to $75 million. The financing was completed off the Company's balance sheet on a non-recourse basis. In March 2001, this facility was renewed at a level of $20 million.

         The Company currently anticipates capital expenditures of approximately $8 million during calendar 2001. Most of the expenditures will be used to acquire ATM machines and the remainder will be used to acquire computer related systems and other capital items. The Company expects to finance these capital expenditures with cash generated from operations. The Company intends to seek longer term financing of its asset base in the upcoming year.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company adopted FAS 133 effective in 1999 with no impact to the financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance for revenue recognition under certain circumstances. The Company has complied with the guidance provided by SAB No. 101 for the year ending December 31, 2000. Compliance with this provision did not have a material impact on the Company's financial position, results of operations or cash flows.

         In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 is effective for transfer and servicing transactions occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

DISCLOSURE REGARDING EURO CONVERSION

         On January 1, 1999, eleven member countries of the European Community began a process to convert their existing sovereign currencies to a single common denomination, the Euro. The process of conversion is gradual over the next three years, culminating in the eventual removal from circulation of all existing domestic currency for the participating countries. The Company presently operates in the United Kingdom and France and transacts business in the local currency of those countries. France is now converting to the Euro, and the United Kingdom may become subject to the conversion. The Company believes that it is accommodating the conversion to the Euro without a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

         Information in "Management's Discussion and Analysis," the letter to shareholders and elsewhere in this Annual Report and Form 10-K about the Company's goals, plans and expectations regarding: successfully operating the ATM business; effectively using a third-party network of service providers; purchasing and installing additional NextGen-TM- photocopiers; achieving a net cost savings as a result of the installation of NextGen-TM- photocopiers; expansion in existing and new markets; adding approximately 1,200 SmartATMs; complying with new debt covenants and the ability to service its debt obligations; expanding the ATM business; offering and providing e-commerce goods and services through SmartATMs; and the financing of capital expenditures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect successfully operating the ATM business include, but are not limited to, competition from existing ATM providers and new entrants into the ATM market, the Company's ability to attract and retain personnel necessary to execute its ATM business plan, the Company's ability to manage and achieve growth in a new line of business, changes in technology affecting ATM transactions, the Company's ability to expand its current relationships with retailers and broaden its distribution network, changes in consumer practices and preferences with respect to the location of, and use of, ATMs, and changes in the laws and regulations applicable to non-bank ATMs. Factors that could adversely affect the effectiveness of a third-party network of service providers include, but are not limited to, the availability of third-party service providers in the geographic areas needed, the Company's ability to negotiate contracts with the third-party service provider, and the service quality of the third-party service provider. Factors that could adversely affect the purchase and installation of additional NextGen-TM- photocopiers include, but are not limited to, changes in consumer practices and preferences with respect to the use of TRM's new photocopy machines, the performance and profitability of NextGen-TM- photocopy machines, the Company's ability to purchase the additional photocopy machines, and the Company's ability to effectively sell the customers the benefits of the NextGen-TM- program. Factors that could adversely affect the ability to achieve net cost savings and increased revenues from the installation of NextGen-TM-photocopiers include management's ability to reduce labor costs to required levels, continued customer acceptance of the photocopy services and increased usage of photocopy services by potential and existing customers, and continued product efficiencies experienced by the NextGen-TM- photocopiers. Factors that could adversely affect expansion in existing and new markets include, but are not limited to, business conditions in the market areas the Company targets for expansion, competitive factors, customer demand for the Company's services and the Company's ability to execute its plans successfully. Factors that could adversely affect the addition of 1,200 SmartATMs include, but are not limited to, securing contracts with third-parties to install SmartATMs at their sites, the ability to purchase and install the SmartATMs, and the items described above regarding the operation of the ATM business. Factors that could affect expansion of the ATM business include, but are not limited to, items described above regarding expansion in existing and new markets and operation of the ATM business. Factors that would affect the Company's compliance with new debt covenants and the ability to service its debt obligations include, but are not limited to, the items described above regarding operation of the ATM business, expansion in new and existing markets, and capital expenditures and the financing of capital expenditures. Factors that could adversely affect the offering and providing of e-commerce goods and services through SmartATMs include, but are not limited to, the Company's ability to develop the technology to open the channel of distribution, securing contracts with e-commerce vendors, customer acceptance of the e-commerce solutions, the continued feasibility of e-commerce business, and the items described above regarding the operation of the ATM business. Factors that could adversely affect capital expenditures and the financing of capital expenditures, include, but are not limited to, the items described above regarding the operation of the ATM business, purchasing additional NextGen-TM- photocopiers, the continued availability of a credit facility, and continued cash flow from the Company's operations, the ability of the Company to enter into additional financing arrangements, and the Company's ability to negotiate favorable purchase agreements with ATM manufacturers. Any forward-looking statements should be considered in light of these factors.

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

         The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company's business operations. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk related to its credit facility as of December 31, 2000. Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

         The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada, France and the United Kingdom. The relative amount of business transacted in these countries is outlined in note 12 to the Consolidated Financial Statements beginning on page F-1 of this report.

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 2001 annual meeting of shareholders (the "2001 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to the Company's officers' and directors' compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the 2001 Proxy Statement. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

ITEM 11.    EXECUTIVE COMPENSATION

         Information with respect to executive compensation will be included under "Executive Compensation" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. FINANCIAL STATEMENTS


                                                                                                 Page in this Report
                                                                                                 -------------------

Independent Accountants' Report                                                                                  F-1

Independent Auditors' Report                                                                                     F-2

Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000                                        F-3

Consolidated Statements of Operations for the fiscal year ended June 30, 1998, the six-
month period ended December 31, 1998, the fiscal years ended December 31, 1999, and
December 31, 2000                                                                                                F-4

Consolidated Statements of Shareholders' Equity for the fiscal year ended June 30, 1998, the six-month period ended December 31, 1998, and the fiscal years ended December 31,
1999, and December 31, 2000                                                                                      F-5

Consolidated Statements of Cash Flows for the fiscal year ended June 30, 1998, the six-
month period ended December 31, 1998 and the fiscal years ended December 31, 1999 and
December 31, 2000                                                                                                F-6

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

  10.7       Form of Stock Option Agreements:

                 a)   For option grants before fiscal 1994 (Incorporated herein by reference to Exhibit 10.9 of Form S-1 dated
                      November 8, 1991 [No. 33-43829])

                 b)   For option grants during fiscal 1994 (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

                 c)   For option grants during fiscal 1995 (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

  10.8       Employment Agreements:

                 c)   Employment Agreement dated dated August 14, 1997 with Frederic P. Stockton (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)

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

                 h)   Employment Agreement dated October 1, 1999 with Kathleen O. Hoogerhuis.

                 i)   Employment Agreement dated January 1, 2000 with Paul Brown.

                 j)   Employment Agreement dated January 1, 2000 with Bryan Clark.

                 k)   Employment Agreement dated February 8, 2000 with Gary Cosmer.

                 l)   Employment Agreement dated January 1, 2000 with Danial Tierney.

                 m)   Employment Agreement dated April 24, 2000 with Daniel Spalding.

  10.9       Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein b reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)

  10.10      Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash
             Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March
             31, 1998)

  10.11      First Amendment to Third Amended and Restated Business Loan Agreement

  16.1       Letter from KPMG LLP regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16 of Current Report on Form 8-K filed on September 2, 1999)

  21.1       Subsidiaries of the Registrant


EXHIBIT
NUMBER
------
  23.1       Consent of PricewaterhouseCoopers LLP, Independent Accountants

  23.2       Consent of KPMG LLP, Independent Auditors

  23.3       Independent Accountant's Letter of Preferability for Account Change

  24.1       Power  of Attorney (see Signature page)

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 30, 2001.

                            TRM CORPORATION

                            By: /s/ Frederic P. Stockton
                                --------------------------------------------
                                Frederic P. Stockton
                                President and Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 30, 2001 on behalf of the Registrant and in the capacities indicated:


              SIGNATURE                                TITLE
--------------------------------                       -----

/s/ Frederic P. Stockton                  President, Chief Executive Officer and Director
--------------------------------          (Principal Executive Officer)
Frederic P. Stockton

/s/ Daniel L. Spalding                    Vice President of Finance and Chief Financial Officer
--------------------------------          (Principal Financial Officer and Principal Accounting Officer)
Daniel L. Spalding

/s/ Edward E. Cohen                       Chairman of the Board and Director
--------------------------------
Edward E. Cohen

/s/ Daniel G. Cohen                       Director
--------------------------------
Daniel G. Cohen

/s/ Joseph G. Denton                      Director
--------------------------------
Joseph G. Denton

/s/ Kent B. Godfrey                       Director
--------------------------------
Kent B. Godfrey

/s/ Slavka Glaser                         Director
--------------------------------
Slavka Glaser

/s/ Joel R. Mesznik                       Director
--------------------------------
Joel R. Mesznik

/s/ Frederick O. Paulsell                 Director
--------------------------------
Frederick O. Paulsell

/s/ Kenneth L. Tepper                     Director
--------------------------------
Kenneth L. Tepper

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

                 d)   Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant's
                      corporate headquarters in Portland, Oregon) (Incorporated herein by reference to Exhibit 10.4 of Form 10-
                      K for the fiscal year ended June 30, 1995)

  10.4       Restated 1986 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

  10.5       1996 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fisca year ended June 30, 1998)

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

                 b)   For option grants during fiscal 1994 (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

                 c)   For option grants during fiscal 1995 (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)


 EXHIBIT
  NUMBER
  ------

  10.8       Employment Agreements:

                 c)   Employment Agreement dated dated August 14, 1997 with Frederic P. Stockton (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)

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

                 h)   Employment Agreement dated October 1, 1999 with Kathleen O. Hoogerhuis

                 i)   Employment Agreement dated January 1, 2000 with Paul Brown

                 j)   Employment Agreement dated January 1, 2000 with Bryan Clark

                 k)   Employment Agreement dated February 8, 2000 with Gary Cosmer

                 l)   Employment Agreement dated January 1, 2000 with Danial Tierney

                 m)   Employment Agreement dated April 24, 2000 with Daniel Spalding

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

  10.11      First Amendment to Third Amended and Restated Business Loan Agreement

  16.1       Letter from KPMG LLP regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16 of Current Report on Form 8-K filed on September 2, 1999).

  21.1       Subsidiaries of the Registrant

  23.1       Consent of PricewaterhouseCoopers LLP, Independent Accountants

  23.2       Consent of KPMG LLP, Independent Auditors

  23.3       Independent Accountant's Letter of Preferability for Accounting
             Change

  24.1       Power of Attorney (see Signature page)


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TRM Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of TRM Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page 17 appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 3 of the consolidated financial statements, the Company changed its method of depreciating photocopy equipment as of January 1, 2000.



PricewaterhouseCoopers LLP
Portland, Oregon
March 2, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of TRM Corporation (formerly TRM Copy Centers Corporation):

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of TRM Corporation (formerly TRM Copy Centers Corporation) and subsidiaries for the fiscal year ended June 30, 1998 and the six months ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule, as listed in the 14(a)(2) Schedule III of Form 10-K of TRM Corporation. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of TRM Corporation (formerly TRM Copy Centers Corporation) and subsidiaries for the fiscal year ended June 30, 1998 and the six months ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP


Portland, Oregon
February 19, 1999

                                 TRM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                           DECEMBER 31,
                                                                                       1999              2000
                                                                               ------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents (note 1)                                         $       16,775    $        6,012
  Accounts receivable, net                                                            7,362            10,703
  Income tax receivable                                                                 378               101
  Inventories (note 2)                                                                3,771             3,616
  Prepaid expenses and other                                                          2,188             1,843
  Deferred tax asset (note 7)                                                         1,243             1,328
                                                                             --------------   ---------------
    Total current assets                                                             31,717            23,603
  Equipment and vehicles, less accumulated depreciation (notes 3 and 4)              62,648            80,478
  Restricted Cash (note 6)                                                                              1,780
                                                                             --------------   ---------------
  Other assets                                                                        1,541             5,059
                                                                             --------------   ---------------
                                                                             $       95,906   $       110,920
                                                                             ==============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $        2,880   $        11,406
  Accrued expenses (note 5)                                                           3,539             7,286
  Current portion of long-term debt                                                                     8,360
                                                                             --------------   ---------------
     Total current liabilities                                                        6,419            27,052
     Long-term debt (note 6)                                                         23,192            21,285
     Deferred tax liability (note 7)                                                  5,016             3,053
     Other long-term liabilities                                                         --               228
                                                                             --------------   ---------------
  Total liabilities                                                                  34,627            51,618
                                                                             --------------   ---------------
 Minority Interest                                                                                      4,755
                                                                             --------------   ---------------

                                                                                         --                --
Commitments (note 10)

Shareholders' equity (notes 8 and 9):
  Preferred stock, no par value.
       Authorized 5,000 shares; 1,778 shares issued and outstanding                  19,798            19,798
  Common stock, no par value.
       50,000 shares authorized 7,071, and 7,063 shares issued and
       outstanding, respectively                                                     19,095            19,032
  Accumulated other comprehensive income                                               (427)          (1,697)
  Retained earnings                                                                  22,813            17,414
                                                                             --------------   ---------------
                Total shareholders' equity                                           61,279            54,547
                                                                             --------------   ---------------
                                                                             $       95,906   $       110,920
                                                                             ==============   ===============


          See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                          SIX-MONTH      FISCAL YEAR       FISCAL YEAR
                                                        FISCAL YEAR      PERIOD ENDED       ENDED            ENDED
                                                       ENDED JUNE 30     DECEMBER 31     DECEMBER 31,      DECEMBER 31,
                                                           1998             1998            1999               2000
                                                       ------------    -------------  --------------   ----------------

Sales                                                  $     68,352    $      33,334  $       68,338   $         76,081
Less discounts                                               11,331            5,802          12,099             12,268
                                                       ------------    -------------  --------------   ----------------
Net sales                                                    57,021           27,532          56,239             63,813
Cost of sales                                                28,224           14,265          30,066             39,433
                                                       ------------    -------------  --------------   ----------------
Gross profit                                                 28,797           13,267          26,173             24,380
Selling, general and administrative expense                  21,491           11,437          22,605             29,691
Non-cash stock compensation (note 8)                          1,146               --              --                 --
Special charges (note 4)                                      6,380               --              --                 --
                                                       ------------    -------------  --------------   ----------------
Operating income (loss)                                        (220)           1,830           3,568             (5,311)
Interest expense                                                 68               40             412              2,182
Other expense (income), net                                     667             (328)           (321)              (202)
                                                       ------------    -------------  --------------   ----------------
Income (loss) before Minority Interest                         (955)           2,118           3,477             (7,291)
Minority Interest in Earnings of Consolidated
   Subsidiary                                                    --               --              --                495
                                                       ------------    -------------  --------------   ----------------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle                    (955)           2,118           3,477             (6,796)
                                                       ------------    -------------  --------------   ----------------
Provision (benefit) for income taxes (note 7)                  (373)             807           1,387             (2,041)
                                                       ------------    -------------  --------------   ----------------
Income before cumulative effect of
   accounting change                                           (582)           1,311           2,090            (4,755)
Cumulative effect of accounting change                           --               --              --                856
                                                       ------------    -------------  --------------   ----------------
Net income (loss)                                      $       (582)   $       1,311  $        2,090   $         (3,899)
                                                       ============    =============  ==============   ================
Earnings per share computation:

Net income (loss)                                      $       (582)   $       1,311  $        2,090   $         (3,899)
Preferred stock dividends                                        --             (785)         (1,500)            (1,500)
                                                       ------------    -------------  --------------   ----------------
Net income (loss) available to common
   shareholders                                        $       (582)   $         526  $          590   $         (5,399)
                                                       ============    =============  ==============   ================
Basic net income (loss) per share:
   Shares outstanding                                         6,992            7,074           7,096              7,068
                                                       ============    =============  ==============   ================
   Net income (loss) per share                         $      (0.08)   $        0.07  $         0.08   $          (0.76)
                                                       ============    =============  ==============   ================

Diluted net income (loss) per share:
   Shares outstanding                                         6,992            7,488           7,271              7,068
   Net income (loss) per share                         $      (0.08)   $        0.07  $         0.08   $          (0.76)
Cumulative effect of accounting change
   per share                                                                                                      (0.12)
                                                                                                       ================
Diluted loss per share before cumulatative
   effect of accounting change                                                                         $          (0.88)
                                                                                                       ================

PRO FORMA AMOUNTS, ASSUMING THE CHANGE
   IN ACCOUNTING WAS APPLIED RETROACTIVELY
Net Income (loss)                                               (510)           1,473           2,712   $        (4,755)
                                                                                                        ================
Net Income (loss) available to common shareholders              (510)             688           1,212   $        (6,255)
                                                                                                        ================
Basic Net Income (Loss) per share                              (0.07)            0.09            0.17   $         (0.88)
                                                                                                        ================
Diluted Net Income (Loss) per share                            (0.07)            0.09            0.17   $         (0.88)
                                                                                                        ================


          See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                 COMPREHENSIVE     PREFERRED STOCK          COMMON STOCK       COMPREHENSIVE    RETAINED    TOTAL
                                    INCOME        SHARES     AMOUNTS     SHARES     AMOUNTS        INCOME       EARNINGS
                            -------------------------------------------------------------------------------------------------------
BALANCES, JUNE 30, 1997                                  -          -       6,931     $16,601        $(52)        $22,279   $38,828
Comprehensive income
   Net Income                             $(582)         -          -           -           -           -            (582)     (582)
   Other comprehensive
     income, net of tax
      foreign currency
      translation adjustment                (55)         -          -           -           -         (55)              -       (55)
                                         ------
Comprehensive income                      $(637)         -          -           -           -           -               -         -
                                         ======
Exercise of stock options                                -          -         114         571           -               -       571
Tax benefit of stock options                             -          -           -         201           -               -       201
Issuance of stock to employees                           -          -          12          98           -               -        98
Issuance of cost of preferred stock                  1,778     19,853           -           -           -               -    19,853
Noncash stock compensation                               -          -           -       1,146           -               -     1,146
                                                     -----    -------       -----     -------       ------        -------   -------
BALANCES, JUNE 30, 1998                              1,778    $19,853       7,057     $18,617       $(107)        $21,697   $60,060
Comprehensive income
   Net income                            $1,311          -          -           -           -           -           1,311     1,311
   Other comprehensive
     income, net of tax
      foreign currency
      translation adjustment                268          -          -           -           -         268               -       268
                                         ------
Comprehensive income                     $1,579          -          -           -           -           -               -         -
                                         ======
Exercise of stock options                                -          -          28         179           -               -       179
Tax benefit of stock options                             -          -           -         304           -               -       304
Issuance of stock to employees                           -          -           6          43           -               -        43
Issuance cost of preferred                               -        (55)          -           -           -               -       (55)
  stock
Preferred stock dividends                                -          -           -           -           -            (785)     (785)
                                                     -----    -------       -----      ------      ------          ------    ------
BALANCES, DECEMBER 31, 1998                          1,778    $19,798       7,091     $19,143         161         $22,223   $61,325
Comprehensive income

   Net income                            $2,090          -          -           -           -           -           2,090     2,090
   Other comprehensive
     income, net of tax
      foreign currency
      translation adjustment               (588)         -          -           -           -        (588)              -      (588)
                                         ------
Comprehensive income                     $1,502          -          -           -           -           -               -
                                         ======
Repurchase of common stock                               -          -         (60)       (293)          -               -      (293)
Exercise of stock options                                -          -           5          21           -               -        21
Issuance of stock to employees                           -          -          25         149           -               -       149
Issuance of common stock                                 -          -          10          75           -               -        75
Preferred stock dividends                                -          -           -           -           -          (1,500)   (1,500)
                                                     -----    -------       -----      ------      ------          ------    ------
BALANCES, DECEMBER 31, 1999                          1,778    $19,798       7,071     $19,095       $(427)        $22,813   $61,279
Comprehensive income
   Net income                           $(3,899)         -          -           -           -           -          (3,899)   (3,899)
   Other comprehensive
     income, net of tax                                  -          -           -           -           -               -         -
      foreign currency
      translation adjustment             (1,270)         -          -           -           -      (1,270)              -    (1,270)
                                         -----
Comprehensive income                    $(5,169)         -          -           -           -           -               -         -
                                       ========
Repurchase of common stock                               -          -         (16)        (98)          -               -     (98)
Exercise of stock options                                -          -           5          20           -               -       20
Issuance of stock to employees                           -          -           3          15           -               -       15
Preferred stock dividends                                -          -           -           -           -          (1,500)   (1,500)
                                                     -----    -------       -----     -------     -------         -------  -------
BALANCES, DECEMBER 31, 2000                          1,778    $19,798       7,063     $19,032     $(1,697)        $17,414  $54,547
                                                     =====    =======       =====     =======     =======         =======  =======


          See accompanying notes to consolidated financial statements.

                                 TRM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            SIX-MONTH       FISCAL YEAR   FISCAL YEAR
                                                            FISCAL YEAR    PERIOD ENDED        ENDED          ENDED
                                                           ENDED JUNE 30   DECEMBER 31      DECEMBER 31,  DECEMBER 31,
                                                                1998             1998           1999          2000
                                                          -------------    -----------      ------------  ------------

OPERATING ACTIVITIES:
Net income (loss)                                         $       (582)          1,311     $       2,090  $    (3,899)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Cumulative effect of accounting change,
     net of tax                                                                                                  (856)
   Depreciation and amortization                                 5,953           3,787             9,069        9,393
   Minority interest in earnings of consolidate
     subsidiary                                                                                                  (495)
   Loss (gain) on disposal of equipment and vehicles               175              (8)              290          244
   Non-cash stock compensation                                   1,146
   Special charges                                               6,380
   Write-off of intangible                                                                                        152
   Changes in items affecting operations:
     Restricted cash                                                                                           (1,780)
     Accounts receivable                                           281             (13)               74       (3,091)
     Inventories                                                  (692)            323              (285)         214
     Income taxes receivable                                      (645)            233                34          277
     Prepaid expenses and other                                      5            (400)             (548)         345
     Accounts payable                                            4,581           2,434            (7,112)       8,199
     Accrued expenses                                              229            (516)              (48)       3,747
     Deferred income taxes                                      (1,017)            465                67       (2,613)
                                                          -------------    -----------      ------------  -----------
       Total operating activities                               15,814           7,616             3,631        9,837
                                                          -------------    -----------      ------------  -----------
INVESTING ACTIVITIES:
Proceeds from sale of equipment                                  1,780             684               639        2,709
Capital expenditures                                           (20,155)        (13,811)          (21,330)     (29,180)
Other                                                                2             (96)           (1,491)      (1,688)
Proceeds from sale of subsidiary shares                                                                         5,000
Acquisition of e-commerce business                                                                               (799)
                                                         -------------     -----------      ------------  -----------
   Total investing activities                                  (18,373)        (13,223)          (22,182)     (23,958)
                                                         -------------     -----------      ------------  -----------
FINANCING ACTIVITIES:
Net borrowings on notes payable                                   (400)                           23,192        4,897
Other long-term liabilities                                                                                       228
Repurchase of common stock                                                                          (293)         (98)
Net proceeds from issuance of  common stock                        870             526               245           35
Net proceeds from issuance of preferred
   stock                                                        19,853
Issuance cost of preferred stock                                                   (55)
Preferred stock dividends                                                         (785)           (1,500)      (1,123)
                                                         -------------     -----------      ------------  -----------
   Total financing activities                                   20,323            (314)           21,644        3,939
                                                         -------------     -----------      ------------  -----------
Effect of exchange rate changes                                   (115)             29              (603)        (581)
                                                         -------------     -----------      ------------  -----------
Net increase (decrease) in cash and cash equivalents            17,649          (5,892)            2,490      (10,763)
Beginning cash and cash equivalents                              2,528          20,177            14,285       16,775
                                                         -------------     -----------      ------------  -----------
Ending cash and cash equivalents                          $     20,177   $      14,285     $      16,775  $     6,012
                                                         =============   =============     =============  ===========

Acquistion of e-commerce business:
   Net assets acquired                                                                                    $     1,049
   Stock issued                                                                                                  (250)
                                                                                                                 ----
     Cash paid                                                                                            $       799
                                                                                                          ===========

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

         TRM's convenience services are made available in high traffic retail locations that are convenient to consumers. TRM offers its services in over 35,000 retail locations in six countries - the United States, Canada, England, France, Scotland and Wales. TRM provides the equipment, maintenance, supplies and point of sale materials required for each of its installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by TRM's offerings.

         During 2000, the Company formed an e-commerce subsidiary, iATMglobal.net, to deliver a unique distribution channel to access the Internet initially using its existing ATMs and eventually rolling out the software capability worldwide to other ATMs. The Company presently owns 71.2% of iATMglobal.net.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the parent and its subsidiary companies (the Company). All significant intercompany accounts and profits have been eliminated. Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are taken directly to a separate component of shareholders' equity.

         CHANGE IN FISCAL YEAR END

         During 1998, the Company changed its fiscal year end from June 30 to December 31 in an effort to align operational objectives with the financial reporting year. As a result the Company has presented its financial position as of December 31, 1999 and December 31, 2000 and has presented its results of operations, cash flow and changes in shareholders' equity for the fiscal year June 30, 1998, the six month period ended December 31, 1998, and the fiscal years ended December 31, 1999 and 2000.

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

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. As of December 31, 1999 and 2000 the Company's reported cash balance held in its ATM network was $16.1 million and $8,000 respectively. As of December 31, 1999 the cash balance was financed through its line of credit. In March 2000, the Company obtained a new source for vault cash inventory in its ATM network by establishing a $30.0 million financing facility to access a commercial paper conduit to provide vault cash for its ATM network. This agreement resulted in the removal of the cash and underlying bank borrowings from the Company's balance sheet. The financing was completed off the Company's balance sheet on a non-recourse basis. As such, the ATM vault cash inventory and related debt financing was removed from the balance sheet as of March 31, 2000.

         REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

         A portion of each copy sale and each ATM revenue generating transaction, primarily a balance inquiry or a withdrawal, is retained by the retail business, generally depending on transaction volume. The Company invoices each retailer via monthly billings based on usage at the program price less the applicable discount (the amount retained by the retailer). Total sales activity and discount amounts are recorded separately in the accounting records and in the consolidated statements of operations to arrive at net sales.

         Accounts receivable are shown net of allowance for doubtful accounts of $140,000 and $157,000 at December 31, 1999 and 2000, respectively.

         INVENTORIES

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

         EQUIPMENT AND VEHICLES

         Equipment and vehicles are recorded at cost plus amounts required to place equipment in service. Depreciation begins when the asset is placed in service. ATMs, furniture and fixtures, computer equipment, and vehicles are generally recorded using the straight-line method over the estimated remaining useful lives of the related assets. Photocopy centers utilizing Konica models 2230 and 2223 are depreciated using the units-of-production method (see discussion in note 3). Those photocopy centers utilizing non-Konica models are depreciated using the straight-line method over the estimated remaining useful life. Estimated useful lives are as follows:

         Konica Photocopy centers       500,000 photocopies per machine
         Non-Konica Photocopy centers                          10 years
         ATMs                                                  10 years
         Oracle ERP system                                      7 years
         Computer equipment                                     5 years
         Furniture and fixtures                               5-7 years
         Vehicles                                               5 years

         INTANGIBLE ASSETS

         In the second quarter of 2000, iATMglobal.net, the e-commerce infrastructure subsidiary of the Company, acquired Strategic Software Solutions Limited, a leading developer of custom Internet solutions for automated teller machines (ATMs) for $2.7 million, most of which was recorded as goodwill which is being amortized over 10 years.

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

         STOCK-BASED COMPENSATION

         The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for stock-based compensation plans. In fiscal 1998, the Company recorded $1.1 million of non-cash compensation expense related to the revision of stock options of certain retiring members of the Company's Board of Directors. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has provided the required disclosures (see note 8).

         STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

         Income taxes paid were approximately $1,171,000, $942,000 $1,203,000 for fiscal years ended June 30, 1998, and December 31, 1999 and 2000 respectively. During the six-month period ended December 31, 1998, income taxes paid were $280,000. Interest paid does not materially differ from interest expense.

         NET INCOME (LOSS) PER SHARE

         The Company follows the provisions of SFAS 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if convertible preferred shares outstanding at the beginning of each year were converted at those dates with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The effect of preferred stock, options and warrants for the fiscal years ended June 30, 1998 and December 31, 2000 on diluted earnings per share was not considered as the impact would be antidilutive. Dilutive common shares consist of options to purchase common stock.

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

         NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (referred to hereafter as "FAS 133"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. The Company adopted FAS 133 effective in 1999 with no impact to the financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance for revenue recognition under certain circumstances. The Company has complied with the guidance provided by SAB No. 101 for the year ending December 31, 2000. Compliance with this provision did not have a material impact on the Company's financial position, results of operations or cash flows.

         In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 is effective for transfer and servicing transactions occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2.       INVENTORIES (in thousands):

                                      DECEMBER 31, 1999     DECEMBER 31,
                                           1999                 2000
                                      -----------------     --------------

         Paper                        $             696    $           661
         Toner and developer                        550                482
         Parts                                    2,525              2,473
                                      -----------------     --------------
                                      $           3,771    $         3,616
                                      =================    ===============


3.       EQUIPMENT, VEHICLES, AND CHANGE IN ACCOUNTING METHOD (in thousands):

         In the fourth quarter of 2000, the Company changed its accounting policy and adopted the units-of-production method of depreciating its Konica model 2223 and 2230 photocopy machines. The Company believes the units-of-production method provides better matching of revenues and expenses because revenue is based on copy volume for photocopiers which varies by machine depending upon market conditions, customer location and time of year. Under this new method, photocopy equipment is stated at cost, including the related costs to prepare and install such equipment at customer locations, less accumulated depreciation and is depreciated beginning in the first month the equipment produces revenue generating transactions. A minimum depreciation charge of 2.5% of the photocopier cost is taken annually. The estimated useful life is 500,000 copy transactions per photocopy machine with no provision for salvage value.

         The method for calculating depreciation of Konica photocopy machines in 1999 and prior years was as follows: Konica machines, together with the related costs to prepare and install such machines at customer locations, were depreciated over 7 years on a straight-line basis with no provision for salvage value.

         The new depreciation method was applied retroactively as of January 1, 2000, resulting in a cumulative effect of the accounting change of $856,000 net of tax. Pro forma amounts, assuming the change in accounting method was applied retroactively, are shown on the face of the consolidated statement of operations.

         Implementation of the new accounting method decreased 2000 depreciation expense by $2.4 million and increased net income by $1.4 million after tax and earnings per share by $0.20. The previously reported 2000 quarterly information has been restated for the new accounting method in the consolidated unaudited quarterly information.


                                          DECEMBER 31,         DECEMBER 31,
                                            1999                  2000
                                      ---------------       ---------------

         Photocopiers                 $        73,848       $        80,800
         ATMs                                   6,160                20,098
         Furniture and fixtures                 1,437                 2,471
         Computer equipment                     4,801                 6,045
         Vehicles                               2,874                 1,246
                                      ---------------       ---------------
                                               89,120               110,660
         Accumulated depreciation             (26,472)              (30,182)
                                      ---------------       ---------------
                                      $        62,648       $        80,478
                                      ===============       ===============



4.       SPECIAL CHARGES:

         During the period ended June 30, 1998, new management joined the Company and evaluated the performance of assets in the photocopy business. With the growth of the NextGen-TM- photocopy program, the Company has decided to retire over half of its older Savin photocopiers at low-volume locations, resulting in the recording of special charges as noted hereafter:

         Disposal of under-performing machines                            $4,324
         Disposal of replacement parts and inventory relating
         to under-performing machines                                      1,494
         Other                                                               562
                                                                          ------
         Total special charges                                            $6,380
                                                                          ======

5.       ACCRUED EXPENSES (in thousands):

                                              DECEMBER 31,         DECEMBER 31,
                                                  1999                 2000
                                            ---------------     ----------------

         Accrued payroll expenses           $         2,059     $          2,785
         Customer security deposits                     197                  188
         Accrued taxes other than income                114                   --
         Preferred dividends                             --                  377
         ATM maintenance & other expenses               406                2,722
         Other accrued expenses                         763                1,214
                                            ---------------     ----------------
                                            $         3,539     $          7,286
                                            ===============     ================


6.       LONG-TERM DEBT (in thousands):

                                                DECEMBER 31,        DECEMBER 31,
                                                   1999                 2000
                                            ---------------     ----------------
         Bank revolving loan, unsecured,
          Maximum limit of $30.0 million     $        23,192    $         28,000
         Notes Payable                                    --               1,556
         Other Long-term debt                             --                  89
                                             ---------------    ----------------
                                                      23,192              29,645
         Less Current Portion of Long-term
           Debt                                           --             (8,360)
                                             ---------------    ----------------
                                             $        23,192    $         21,285
                                             ===============    ================

         Early in 2000, the Company signed a new Loan Agreement with Bank of America N.A. to provide a line of credit commitment equal to $30 million through June 30, 2001, reducing to $25 million through June 30, 2002. On February 14, 2001 the Loan Agreement was amended. Per the amendment, the bank agreed to waive non-compliance and amend certain provisions of the Loan Agreement.

         The amended agreement provides for monthly reductions in the line of credit commitment from $30 million at January 1, 2001 to $19.6 million at December 31, 2001 and reducing to zero on January 4, 2002. At December 31, 2000, the Company had $28 million in borrowings outstanding under the Loan Agreement. The interest rate is based upon the bank's prime rate with options to secure LIBOR-based rates. The Loan is secured by a first-interest lien on substantially all of the Company's U.S. based photocopiers and ATM assets as well as a pledge of the portion of the stock of the Company's non-U.S based subsidiaries. The amended agreement requires the Company to maintain certain financial covenants related to cash flow.

         The interest rate applicable to the bank borrowings as of December 31, 2000 ranged between 7.35% and 9.75%

         In 2000, the Company (through a special purpose finance entity) established a $30 million Loan Facility to provide vault cash for its ATM network. The financing was completed off the Company's balance sheet on a non-recourse basis. At December 31, 2000, there was $22.4 million funded under the facility to supply its ATMs with cash.

         As part of the acquisition of Strategic Software Solutions, Ltd. (SSS) (note 1), the Company's subsidiary, iATMglobal.net, issued notes payable to the selling shareholders of SSS in the principal amount of 1 million great british pounds (GBP) which the US dollar equivalent is $1.6 million at December 31, 2000. The notes bear interest at 4% per annum. The notes are due in full by May 16, 2002. The notes are secured by a letter of credit issued by the Company's principal banking partner. The terms of the letter of credit require iATMglobal.net to pledge an agreed amount of cash to the bank to secure the letter of credit facility. A certificate of deposit in the amount of $1.78 million has been pledged as of December 31, 2000 and is presented as "restricted cash" on the balance sheet in the accompanying financial statements.

         The Company's subsidiary, iATMglobal.net, has outstanding obligations to the principal bank of its Scotland based company SSS with a dollar equivalent of $88,851 at December 31, 2001. The debt has an outstanding interest rate of 7.7% at December 31, 2001, and is secured by certain assets of SSS.

         The aggregate maturities of long-term debt for the next five years and thereafter as of December 31, 2000 are $8,360,000 million due in 2001, and $21,216,000, $20,000, $20,000, $20,000, and $9,000, respectively.

7.       INCOME TAXES:

         Income (loss) before income taxes is as follows (in thousands):


                                    FISCAL YEAR         SIX-MONTH          FISCAL YEAR           FISCAL YEAR
                                       ENDED          PERIOD ENDED            ENDED                 ENDED
                                      JUNE 30,        DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                       1998                 1998                1999                 2000
                                   --------------   ----------------    -----------------     ----------------

         United States             $      (3,900)   $             971   $           2,673     $        (2,710)
         Foreign                           2,945                1,147                 804              (4,086)
                                   --------------   -----------------   -----------------     ----------------
                                   $        (955)   $           2,118   $           3,477     $        (6,796)
                                   ==============   =================   =================     ================

     The components of income tax expense (benefit) are as follows (in thousands):

                             FISCAL YEAR           SIX-MONTH             FISCAL YEAR            FISCAL YEAR
                                ENDED             PERIOD ENDED              ENDED                  ENDED
                               JUNE 30,           DECEMBER 31,           DECEMBER 31,          DECEMBER 31,
                                 1998                  1998                    1999                 2000
                             -----------           ---------             -----------            -----------
CURRENT:
    Federal                $          (537)    $              --     $                --     $             --
    State                               --                    --                      80                   70
    Foreign                            877                   275                     472                   13

DEFERRED:

    Federal                           (598)                  314                     910                (524)
    State                             (384)                   68                     186                 (92)
    Foreign                            269                   150                    (261)             (1,508)
                           ---------------     -----------------     -------------------     ---------------
                           $          (373)    $             807     $             1,387     $        (2,041)
                           ===============     =================     ===================     ===============

         Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                              DECEMBER 31,         DECEMBER 31,
                                                 1999                  2000
                                              ------------         ------------
CURRENT:
   Accrued liabilities                    $          1,163      $          1,309
   Accounts receivable allowance                        18                    19
   Other                                                62                    --
                                               ------------         ------------
                                          $          1,243      $          1,328
                                          ================      ================

NONCURRENT:
   Deferred Compensation                  $            454      $            462
   Net operating losses                              2,166                 7,709
   Valuation allowance                                  --                  (765)
   Tax depreciation in excess
        of book depreciation                        (7,636)              (10,459)
                                              ------------          ------------
                                          $         (5,016)      $        (3,053)
                                          ================       ===============

         The deferred tax asset valuation allowance at December 31, 2000 is related to the deferred tax assets of the subsidiary, iATMglobal.net. The Company recorded the valuation allowance amounting to the entire deferred tax asset balance of iATMglobal.net because the subsidiary's start-up position and anticipated further losses through its development stage give rise to uncertainty as to whether the deferred tax asset is realizable. No valuation allowance was recorded at June 30, 1998, or December 31, 1998 or 1999.

         The effective tax rate differs from the federal statutory tax rate as follows:

                                          FISCAL YEAR          SIX-MONTH          FISCAL YEAR          FISCAL YEAR
                                             ENDED           PERIOD ENDED            ENDED               ENDED
                                           JUNE 30,          DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                              1998              1998                1999                   2000
                                           --------          ------------         ------------         ------------
Statutory federal rate                      (34.0)%              34.0%               34.0%               (34.0)%
State taxes, net of federal benefit          (5.0)                1.8                 4.8                 (4.8)
(Benefit) provision for foreign tax           5.1                 0.4                (0.6)                 0.1
rates
Other                                        (5.2)                1.9                 1.7                 (0.9)
Deferred tax asset valuation
       allowance                              --                  --                  --                   9.6
                                         --------------------------------------------------------------------------------
                                            (39.1)%              38.1%               39.9%               (30.0)%
                                         ================================================================================

         The change in the effective tax rate for fiscal year 2000 as compared to fiscal year 1999 is due to the valuation allowance of $765,000 related to the subsidiary's net operating loss. The effective tax rate would be 39.6% if the valuation allowance had not been recognized.

8.       STOCKHOLDERS' EQUITY:

         PREFERRED STOCK

         On June 24, 1998 the Company issued and sold 1,777,778 Series A Preferred Shares and Warrants to purchase 500,000 shares of Common Stock for net proceeds of approximately $19.8 million. Each share of Preferred Stock has one vote, and votes together with the Common Stock as a single class on all matters. Each share is convertible at any time at the option of the holder into .7499997 of a share of Common Stock. In addition, each share of Preferred Stock is automatically converted into .7499997 shares of Common Stock if the price of Common Stock is at least $20.00 for a period of 90 consecutive days commencing after June 30, 1999. The conversion ratio and exercise prices are adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in March, June, September and December of each year, commencing June 1998, at the rate of 7-1/2% per annum. In the event of any liquidation, dissolution or winding up of the affairs of the Company, each holder of Series A Preferred Stock shall be paid the aggregate Liquidation Value, $11.25 per share, plus all accumulated and unpaid dividends to the date of liquidation, dissolution or winding up of affairs before any payment to holders of Junior Securities. Preferred dividends totaling $785,000 were paid during the six-month period ending December 31, 1998, and $1.5 million and $1.1 million in preferred dividends were paid during the years ended December 31, 1999 and 2000, respectively. Preferred dividends of $377,000 are accrued as of December 31, 2000.

         The Company's amended loan agreement prohibits the payment of preferred dividends except dividends payable in the form of additional preferred shares of the Company's stock. The Company does not anticipate the payment of preferred dividends in the form of additional shares of preferred stock.

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

         REPURCHASE OF COMMON STOCK

         During 1999, the Company repurchased common stock in accordance with the authority granted to it by its Board of Directors in a September of 1997 meeting. The Board authorized the repurchase of up to 500,000 shares. A total of 60,000 shares were repurchased in 1999 for a total price of $293,000 at prices ranging from $4.56 to $6.09 per share. No shares were repurchased prior to 1999. A total of 16,250 shares were repurchased in 2000 for a total price of $98,000 at prices ranging from $5.00 to $6.63 per share.

         ISSUANCE OF COMMON STOCK

         During 1999, the Company issued 9,956 shares of its common stock in order to purchase certain photocopy location contracts and related photocopy equipment from a related party. The market value of the common stock issued was $75,000. During 2000, there were 3,062 shares of common stock issued under the Employee Stock Purchase Plan. The market value of the common stock issued was $15,000.

         COMMON STOCK WARRANTS

         On June 24, 1998 the Company granted Warrants to the purchasers of the Series A Preferred Stock which allow the purchase of 500,000 shares of Common Stock at $15.00 per share. The Warrants are exercisable in whole or in increments of at least 75,000 shares. Warrants representing 200,000 shares expire three years after the date of grant, and Warrants representing 300,000 shares expire seven years after the date of grant. The Warrants may be exercised by the payment of cash, by payment in shares of Common Stock, or on a cashless basis whereby the Company will issue the number of shares of Common Stock equal in value to the difference between the fair market value of the Warrant shares and the exercise price.

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

         A summary of stock option activity follows:

                                                   SHARES                                              WEIGHTED
                                                UNDER OPTION                  PRICE RANGE              AVERAGE
                                                                                                    EXERCISE PRICE
                                             ---------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                            1,339,500         $     2.00  -    $      14.50        $     7.56
   Options granted                                  256,500         $     8.00  -    $      10.00        $     8.85
   Options exercised                               (28,200)         $    4.125  -    $      6.375        $     6.35
   Options canceled                                (55,400)         $     6.25  -    $     10.375        $     9.03
                                             ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                        1,512,400         $     2.00  -    $     10.375        $     7.13
   Options granted                                  783,000         $     4.50  -    $       8.00        $     6.05
   Options exercised                                (5,000)         $    4.125  -    $      4.125        $     4.13
   Options canceled                               (211,300)         $    6.375  -    $      9.875        $     7.70
                                             ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                        2,079,100         $     2.00  -    $     15.125        $     7.18
   Options granted                                  100,000         $     5.00       $      7.875        $     5.48
   Options exercised                                (5,000)         $     4.00       $       4.00        $     4.00
   Options canceled                                (43,200)         $     4.50       $       9.75        $     7.22
                                             ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000
   (1,396,769 EXERCISABLE,                        2,130,900         $     2.00       $     15.125        $     7.11
     31,900 AVAILABLE FOR GRANT)
                                             ---------------------------------------------------------------------------

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

     A summary of stock options outstanding follows:

                                          Options Outstanding                               Options Exercisable
                        ---------------------------------------------------------------------------------------------------------
                                                   Weighted          Weighted                                 Weighted
                                Number              Average           Average               Number             Average
      Range of              Outstanding at         Remaining         Exercise            Exercisable at       Exercise
   Exercise Price         December 31, 2000    Contractual Life        Price            December 31, 2000       Price
                        ---------------------------------------------------------------------------------------------------------
$2.00  to $ 4.538               824,400                   5.2                $4.11            513,150               $3.87
$4.539 to $ 9.080               849,000                   7.4                $7.50            501,119               $7.72
$9.081 to $15.125               457,500                   5.7               $11.78            382,500              $11.13
$2.00  to $15.125             2,130,900                   6.2                $7.11          1,396,769               $7.24
                        ---------------------------------------------------------------------------------------------------------

         The Company's subsidiary, iATMglobal.net has reserved 3,333,375 shares of its common stock for issuance under an incentive and nonqualified stock option plan (the "2000 Plan"). Nonqualified stock options under the 2000 Plan were granted at prices determined by the Board of Directors, and were granted at no less than 100% of fair market value. The options are exercisable over a period of ten years from the date of grant. Generally, the options vest over four years. A total of 2,604,021 options were issued during 2000 with exercise prices ranging from $.33 to $.75 per share, and all options issued are still outstanding at December 31, 2000. The weighted average exercise price of options issued during 2000 and outstanding at December 31, 2000 was $.48. No options are exercisable at December 31, 2000. The average remaining contractual lives of the outstanding options is 9.6 years at December 31, 2000, and 729,354 shares were available to be granted.

         The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans, except for $1,146,000 in fiscal year ended June 30,1998 for the extension of the exercise period for certain directors. Had compensation cost for the Company's and iATMglobal.net's stock option and stock purchase plans been determined, based upon the fair value at the grant date for awards under the 2000 Plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share after the impact of the applicable minority interest percentage would have been reduced to the pro forma amounts indicated below:

                                                            SIX MONTHS                                  FISCAL YEAR
                                                 FISCAL YEAR            ENDED            FISCAL YEAR ENDED          ENDED
                                                ENDED JUNE 30,       DECEMBER 31,           DECEMBER 31,         DECEMBER 31,
                                                    1998                 1998                    1999                2000
                                                --------------       ------------        -----------------       ------------
                                                   (In thousands except per share amounts)
Net Income                      As Reported        $  (582)             $1,311                $2,090                $(3,899)
                                 Pro Forma         $(1,339)             $1,129                $1,834                $(4,426)

Earnings per share -            As Reported        $  (.08)             $  .07                $  .08                $  (.76)
basic                            Pro Forma         $  (.19)             $  .05                $  .05                $  (.83)

Earnings per share - diluted    As Reported        $  (.08)             $  .07                $  .08                $  (.76)
                                 Pro Forma         $  (.19)             $  .05                $  .05                $  (.83)
                                -----------------------------------------------------------------------------------------------

         For purposes of the pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The weighted average fair value of options granted for the fiscal years ended June 30, 1998, for the six-month period ended December 31, 1998, and the fiscal years ended December 31, 1999 and 2000 as calculated by the Black-Scholes model, and the assumptions used are shown in the following table:

TRM Corporation

                                            FISCAL YEAR        SIX-MONTH          FISCAL YEAR        FISCAL YEAR
                                               ENDED          PERIOD ENDED           ENDED              ENDED
                                             JUNE 30,         DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                              1998                 1999             1999               2000
                                             --------         ------------       ------------       ------------
  Weighted average fair value of options: $    3.59         $      2.78        $     2.09         $      0.00
  Dividend yield:                               ---                  --                --                  --
  Expected volatility:                        36.80%              35.60%            38.11%             104.89%
  Risk-free interest rate:                     5.52%               4.61%            5.641%               5.66%
  Expected life:                            4 years             4 years         3.5 years             6 years

iATMglobal.net


                                                FISCAL YEAR ENDED
                                                DECEMBER 31, 2000
                                                -----------------
  Weighted average fair value of options:        $          .38
  Dividend yield:                                            --
  Expected volatility:                                    85.00%
  Risk-free interest rate:                                 5.66%
  Expected life:                                      7.0 years

The results of applying SFAS No. 123 for providing the pro-forma disclosure for the periods presented above are not likely to be representative of future years because options are generally granted on an annual basis and vest over time.

9.       BENEFIT PLANS:

         PROFIT SHARING RETIREMENT PLAN

         On January 1, 1990, the Company established a profit sharing retirement plan for eligible U.S. employees. The Plan has profit sharing and 401(k) components. The Company's contribution under the profit sharing portion of the Plan is discretionary. Under the 401(k) part of the Plan, each employee may contribute, on a pretax basis, up to 20% of the employee's gross earnings, subject to certain limitations. The Company also has supplemental retirement plans in Canada and the United Kingdom. No amounts were accrued for profit sharing for the fiscal years ended December 31, 1999 and 2000. The Company paid matching contributions of $228,000 and $ 267,000 to the 401k plan during the year ended December 31, 1999 and 2000 respectively, with no matching amounts in earlier periods.

         EMPLOYEE STOCK PURCHASE PLAN

         The Company's Employee Stock Purchase Plan permits each eligible employee to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee's compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. Amounts accumulated through payroll deductions during the offering period are used to purchase shares on the last day of the offering period. Of the 100,000 shares authorized to be issued under the Plan 100,000 shares have been purchased, and no shares remain available for purchase as of December 31, 2000. The Company has not been authorized to offer additional shares to be deferred under this plan as of the date of this report.

10.   COMMITMENTS:

         The Company leases vehicles, ATMs, and office and warehouse space in several locations under operating leases. Minimum lease payments are as follows

                         2001        2002        2003         2004      2005   Thereafter     Total
  Warehouse
  leases           $1,606,740  $1,417,676  $1,169,374     $853,987    $618,722  $2,188,960   $7,855,460
  Auto leases         931,319     833,411     710,479      688,832     251,690           0    3,415,731
  ATM leases          472,500     495,000     495,000      495,000     288,750           0    2,246,250
                  -------------------------------------------------------------------------------------
  Total            $3,010,560  $2,746,087  $2,374,853   $2,037,819  $1,159,162  $2,188,960  $13,517,441
                   ====================================================================================

         Rental expense for fiscal years 1998, 1999, and 2000 was, $2,818,000, $1,772,000 and $1,826,000 respectively. This rental expense for the six-month period ended December 31, 1998 was $1,313,000.

         In 1998, the Company entered an agreement with Konica Business Machines ("Konica") to purchase 10,000 new, state-of-the-art black and white NextGen-TM-photocopiers over a three year span. At December 31, 1998, the Company had purchased over 6,000 units under this agreement. The Company fulfilled its remaining obligation during 1999. The Company had signed an agreement with Konica to purchase 10,000 additional photocopiers in 2000. This agreement was amended to 6,700 additional photocopiers, 3,300 of which were purchased in 2000. The remainder are expected to be purchased in 2001. The Company has signed an agreement to purchase 1,500 NCR ATMs, most of which have been acquired as of December 31, 2000.

         During the third quarter 2000, the Company completed a sale-leaseback on 250 of it's ATMs producing total proceeds of $2.1 million and $228,000 in deferred gains. The resulting gain is being amortized over the five year term of the lease. The lease is correctly accounted for as an operating lease.

11.      RELATED PARTY TRANSACTIONS

         In the first quarter of 2000, the Company formed a subsidiary, iATMglobal.net, to deliver a unique distribution channel to access the Internet using its existing ATMs initially and eventually rolling out the software capability worldwide to other ATMs.

         In the second quarter of 2000, iATMglobal.net, the e-commerce infrastructure subsidiary of the Company acquired Strategic Software
Solutions Limited, a leading developer of custom Internet solutions for Automated Teller Machines (ATMs) for $2.7 million, most of which was recorded as goodwill. The accounting for this acquisition was treated as a business purchase combination. Strategic Software Solutions develops custom Internet and software solutions for ATMs manufactured by NCR Corporation. Strategic Software Solutions and NCR jointly market @tmLink, the only Internet-based ATM uploading and notification product for NCR-built ATMs.

         In the third quarter of 2000, NCR, the largest global supplier of Automated Teller Machines (ATMs), made a strategic equity investment in iATMglobal.net. NCR invested $5 million in exchange for 24% ownership interest in iATMglobal.net and has agreed to enable iATMglobal.net's e-commerce software on NCR ATMs.

         Substantially all $800,000 of the revenue and $300,000 in related receivables recorded by iATMglobal.net in the year 2000 resulted from internet and software development performed by Strategic Software Solutions for NCR.

         Since the inception of the ATM business in 1999, TRM Corporation has purchased substantially all of its Automated Teller Machines from NCR. In addition NCR provides related maintenance and services for a portion of the Company's base of installed ATMs. In 1999 and 2000, respectively, the Company paid NCR $5.8 million and $13.2 million for equipment and services and had $294,000 and $1.2 million in accrued expenses for service and equipment from NCR.

         In the third quarter of 2000, iATMglobal.net deposited $3.5 million in a cash money market account with thebancorp.com, an internet banking and financial services corporation. The account is completely liquid and available for use by the e-commerce business. Daniel Cohen is the Chairman of the Board of Directors of both iATMglobal.net and thebancorp.com. In addition, Mr. Cohen has served as the Chairman of the Executive Committee of TRM Corporation since 1998.

12.      SEGMENT REPORTING:

         In fiscal 1998, the Company adopted SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes new standards for the manner in which companies report operating segment information, as well as disclosures about products and services and major customers. Prior to 1999, the Company had only one business segment.

         The Company has three reportable segments: Photocopy, ATM, and e-commerce. Photocopy owns and maintains self-service photocopiers in retail establishments. ATM owns and operates ATM machines in retail establishments. The e-commerce business develops software to deliver products and services through ATMs.

         The accounting policies of the segments are substantially the same as those described in note 1. The Company evaluates each segment's performance based on income or loss before interest and income taxes, excluding non-recurring charges. Information regarding the operations in these reportable segments is as follows:


                                                        FOR THE YEAR ENDED         FOR THE YEAR ENDED
                                                         DECEMBER 31, 1999         DECEMBER 31, 2000
                                                     ----------------------     ----------------------
                                                     (amounts in thousands)     (amounts in thousands)
Sales
     Photocopy...........................                   $       67,183            $       64,860
     ATM.................................                            1,432                    10,383
     Eliminations........................                             (277)(1)                    --
     e-Commerce..........................                               --                       838
                                                            --------------            --------------
                                                            $       68,338            $       76,081
                                                            ==============            ==============

Depreciation and Amortization (see note 3)
     Photocopy...........................                            8,889                     7,831
     ATM.................................                              180                     1,344
     e-Commerce..........................                               --                       218
                                                            --------------            --------------
                                                            $        9,069            $        9,393
                                                            ==============            ==============
Income (Loss) Before Interest, taxes, minority
interest, and cumulative effect of accounting change:
     Photocopy...........................                   $        5,087            $        5,464
     ATM.................................                           (1,198)                   (8,571)
     e-Commerce..........................                   $           --                    (2,002)
                                                            --------------            --------------
                                                            $        3,889            $       (5,109)
                                                            ==============            ==============

(1)  Eliminations are for inter-company Revenue charged by the Photocopy business to the ATM business.

         In the fourth quarter, the Company changed its method of allocating Team Headquarters overhead expenses across the Photocopy and ATM segments. This change in allocation method is intended to reflect the changing business model experienced as the ATM segment becomes an increasingly larger portion of the overall business. This reallocation of Team Headquarters expense is based on activity directly related to each segment. The reallocation resulted in a fiscal 2000 year-to-date benefit in Photocopy income (loss) before interest, taxes, minority interest, and cumulative effect of change in accounting of $800,000 and a corresponding decrease of $800,000 in the ATM business.

                                                        FOR THE YEAR ENDED         FOR THE YEAR ENDED
                                                         DECEMBER 31, 1999         DECEMBER 31, 2000
                                                    (AMOUNTS IN THOUSANDS)     (AMOUNTS IN THOUSANDS)
                                                     ----------------------     ----------------------
Capital Expenditures
     Photocopy...........................                   $       15,040            $       11,634
     ATM.................................                            6,290                    17,351
     e-Commerce..........................                               --                       195
                                                            --------------            --------------
                                                            $       21,330            $       29,180
                                                            ==============            ==============
Assests
     Photocopy...........................                           71,984                    73,055
     ATM.................................                           23,922                    27,506
     e-Commerce..........................                               --                    10,359
                                                            --------------            --------------
                                                            $       95,906            $      110,920
                                                            ==============            ==============

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. All revenues are attributed to external customers. No customers accounted for 10% or more of the Company's revenue for any of the periods presented. Information about the Company's domestic and foreign operations is presented hereafter (in thousands).

                                          SALES                                                   LONG LIVED ASSETS
          -----------------------------------------------------------------   ----------------------------------------------------
             Fiscal year     Six-month       Fiscal year      Fiscal Year
               ended         period ended         ended         ended
              June 30,       December 31,      December 31,   December 31,    June 30,   December 31,  December 31,   December 31,
              --------       ------------      ------------   ------------    --------   ------------  ------------   ------------
                1998           1998             1999             2000           1998         1998          1999          2000
              --------       ------------      ------------   ------------    --------   ------------  ------------   ------------
United
States         $41,563        $20,813          $44,613          51,063        $23,554      $33,975       $46,784        $60,949
Foreign:
United          19,437          9,113           16,834          18,608         12,634       11,691        11,324         19,208
Kingdom
Canada           4,223          1,894            4,027           3,956          2,059        2,135         3,510          5,158
France           3,093          1,514            2,864           2,454          3,421        3,550         2,571          2,002
Other               36             --               --              --             --           --             -             --
               -------        -------          -------         -------        -------      -------       -------        -------
               $68,352        $33,334          $68,338         $76,081        $41,668      $51,351       $64,189        $87,317
               =======        =======          =======         =======        =======      =======       =======        =======

13.      DEBT FINANCING ARRANGEMENTS AND LIQUIDITY

         The Company experienced a net loss of $3,899,000 but has positive cash flow from operations of $9,837,000 during the year ended December 31, 2000. Despite the unfavorable net loss, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part to its ability to maintain adequate financing arrangements. The Company's line of credit becomes due on January 4, 2002. Company borrowings at December 31, 2000 were $29,645,000 on an asset base of $110,920,000. The Company expects that operations will continue for 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the bank line of credit. If operations are not consistent with management's plan, there is no assurance, however, that the amounts from these sources will be sufficient for such purposes. In that event, or for other reasons, the Company may be required to seek alternative financing arrangements. There is no assurance that such sources of financing will be available if required, or if available, will be on terms satisfactory to the Company.

14.      UNAUDITED OPERATING RESULTS

         The unaudited condensed consolidated result of operations of the Company for the year ended December 31, 1998 is presented below. In the opinion of management, the accompanying unaudited condensed consolidated result of operations contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the result of operations:

                                                          FOR THE TWELVE MONTHS
                                                         ENDED DECEMBER 31, 1998
                                                         -----------------------
                                                          (Amounts in thousands,
                                                         except per share data)
         Sales                                              $         68,740
         Income (loss) before income taxes                            (2,001)
         Income (loss) taxes                                            (800)
         Net income (loss)                                  $         (1,201)
         Net income (loss) per Common Share:
            Net income per share-basic                      $          (0.28)
            Net income per share-diluted                    $          (0.28)

15.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              FIRST             SECOND            THIRD          FOURTH
                                                             QUARTER           QUARTER           QUARTER         QUARTER
                                                             -------           -------           -------         -------
CALENDAR YEAR ENDED DECEMBER 31, 1998:                               (In thousands except per share amounts)
   Sales                                                 $    17,648         $    17,757      $    15,848     $   17,487
   Net Sales                                                  14,702              14,657           13,169         14,363
   Gross Profit                                                7,288               7,888            6,213          7,018
   Net Income (loss)                                          (3,173)                667              484            821
   Preferred Stock Dividend                                        -                   -             (404)          (381)
   Net income (loss) available to common shareholders         (3,173)                667               80            440
   Basic Net Income (loss) per share                            (.45)                .09              .01            .06
   Diluted Net Income (loss) per share                          (.45)                .09              .01            .06
CALENDAR YEAR ENDED DECEMBER 31, 1999:
   Sales                                                      16,948              17,268           16,257         17,865
   Net Sales                                                  13,859              14,170           13,470         14,740
   Gross Profit                                                6.750               6.883            5.915          6.625
   Net Income (loss)                                             881                 788              206            215
   Preferred Stock Dividend                                      370                 374              374            382
   Net income (loss) available to common shareholders            511                 414             (168)          (167)
   Basic Net Income (loss) per share                             .07                 .06             (.02)          (.02)
   Diluted Net Income (loss) per share                           .07                 .06             (.02)          (.02)
CALENDAR YEAR ENDED DECEMBER 31, 2000;
   As Filed in Form 10-Qs:
   Sales                                                      18,081              19,337           19,159
   Net Sales                                                  14,912              16,124           16,313
   Gross Profit                                                5,979               6,039            4,820
   Net Income (loss)                                            (811)             (1,244)          (1,464)
   Preferred Stock Dividend                                     (374)               (373)            (377)
   Net income (loss) available to common shareholders         (1,185)             (1,617)          (1,841)
   Basic Net Income (loss) per share                            (.17)               (.23)            (.26)
   Diluted Net Income (loss) per share                          (.17)               (.23)            (.26)

In the fourth quarter of 2000 the company adopted a new accounting policy to depreciate certain photocopy equipment under the units-of-production method. The new policy was applied retroactively as of January 1, 2000 and resulted in restating previously reported quarterly information. Presented below are the restated first, second and third quarters along with the fourth quarter information.

                                               FIRST          SECOND        THIRD        FOURTH
CALENDAR YEAR ENDED DECEMBER 31, 2000         QUARTER        QUARTER       QUARTER       QUARTER
                                              -------        -------       -------       -------
RESTATED:
   Sales                                        18,081         19,337        19,159        19,504
   Net Sales                                    14,912         16,124        16,313        16,464
   Gross Profit                                  6,507          6,607         5,483         5,783
   Net Income before cumulative effect
   of accounting change                           (494)          (904)       (1,067)       (2,290)
   Cumulative effect of accounting change          856
   Net Income                                      362           (904)       (1,067)       (2,290)
   Preferred Stock Dividend                       (374)          (373)         (377)         (377)
   Net income available to common
       shareholders                                (12)        (1,277)       (1,444)       (2,667)
   Basic Net Income per share                     (.00)          (.18)         (.20)         (.38)
   Diluted Net Income per share                   (.00)          (.18)         (.20)         (.38)

                SCHEDULE III - VALUATION AND QUALIFYING ACCOUNTS

                            YEAR ENDED JUNE 30, 1998
                 THE TRANSITION PERIOD ENDED DECEMBER 31, 1998,
              THE YEAR ENDED DECEMBER 31, 1999, AND THE YEAR ENDED
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                           Balance at      Charged to      Charged to                    Balance at
                                          Beginning of      Costs and        Other       Deductions -      End of
                                             Period         Expenses        Accounts      Write Offs       Period
                                      ------------------------------------------------------------------------------
                                      ==============================================================================
Year ended June 30, 1997 Allowance
   For doubtful accounts                      $287             $835            $ --        $(974)           $148
                                      ==============================================================================

Year ended June 30, 1998 Allowance
   For doubtful accounts                      $148             $771            $ --        $(763)           $156
                                      ==============================================================================
   Reserve for deposit                        $100             $200            $ --         $ --            $300
                                      ==============================================================================

Six months ended December 31, 1998
   Allowance for doubtful accounts            $156             $349            $ --        $(333)           $172
                                      ==============================================================================
Reserve for deposit                           $300             $ --            $ --         $ --            $300
                                      ==============================================================================
Year ended December 31, 1999
   Allowance for doubtful accounts            $172             $392            $ --        $(424)           $140
                                      ==============================================================================
   Reserve for deposit                        $300             $ --            $ --         $ --            $300
                                      ==============================================================================

Year ended December 31, 2000
   Allowance for deferred tax asset           $--              $765            $ --          $--            $765
                                      ==============================================================================
   Allowance for doubtful accounts            $140             $384            $ --        $(367)           $157
                                      ==============================================================================
   Reserve for deposit                        $300             $--             $ --          $--            $300
                                      ==============================================================================