Form 10-Q
period 2001-03-31
TRM CORP
filed 2001-05-15
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-19657

TRM CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0809419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5208 N.E. 122nd Avenue Portland, Oregon 97230
(Address of principal executive offices) (Zip Code)

(503) 257-8766
(Registrant’s telephone number, including area code)

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

YES  ☒    NO  ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT MARCH 31, 2001
Common Stock	7,063,190

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

TRM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2000	March 31, 2001
ASSETS		(unaudited)

Current assets:
Cash and cash equivalents	$6,012	$4,676
Accounts receivable, net	10,703	9,655
Income tax receivable	101	101
Inventories	3,616	3,286
Prepaid expenses and other	1,843	1,817
Deferred tax asset	1,328	1,432
Total current assets	23,603	20,967
Equipment and vehicles, less accumulated depreciation	80,478	77,730
Restricted Cash	1,780	1,780
Other Assets	5,059	4,994

	$110,920	$105,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,406	$9,819
Accrued expenses	7,286	7,238
Current portion of Long-term debt	8,360	27,220
Total current liabilities	27,052	44,277
Long-term debt	21,285	1,564
Deferred tax liability	3,053	3,053
Other long-term liabilities	228	216
Total liabilities	51,618	49,110

Minority Interest	4,755	4,466

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000 shares; 1,778 shares issued and outstanding	19,798	19,798
Common stock, no par value. 50,000 authorized; 7,063 shares issued and outstanding	19,032	19,032
Accumulated other comprehensive income	(1,697)	(3,191)
Retained earnings	17,414	16,256
Total shareholders’ equity	54,547	51,895
	$110,920	$105,471

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2000	2001
Sales	$18,081	$18,856
Less discounts	3,169	2,993
Net sales	14,912	15,863
Cost of sales	8,405	9,753
Gross profit	6,507	6,110
Selling, general and administrative expense	6,838	7,449
Operating income (loss)	(331)	(1,339)
Other (income) expense:
Interest	474	715
Other, net	21	(960)
Income (loss) before minority interest	(826)	(1,094)
Minority interest in earnings of consolidated subsidiary	0	289
Income (loss) before income taxes and cumulative effect of change in accounting principle	(826)	(805)
Provision (benefit) for income taxes	(332)	(17)
Income (loss) before cumulative effect of change in accounting principle	(494)	(788)
Cumulative effect of change in accounting principle	856	0

Net income (loss)	$362	$(788)

Earnings per share computation:
Net income (loss)	$362	$(788)
Preferred stock dividends	(374)	(370)
Net income (loss) available to common Shareholders	$(12)	$(1,158)
Basic net income (loss) per share:
Shares outstanding	7,076	7,063
Net income (loss) per share	$(0.00)	$(.16)
Diluted net income (loss) per share:
Shares outstanding	7,076	7,063
Net income (loss) per share	$(0.00)	$(.16)

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)
(In thousands)

	Comprehensive	Preferred Stock		Common Stock		Accumulated Other Comprehensive	Retained
	Income	Shares	Amounts	Shares	Amounts	Income	Earnings	Total

Balances, December 31, 2000		1,778	$19,798	7,063	$19,032	$(1,697)	$17,414	$54,547
Comprehensive income:
Net loss	$(788)	—	—	—	--	—	(788)	(788)
Other Comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,494)	—	—	—	—	(1,494)	—	(1,494)
Comprehensive income	$(2,282)
Preferred stock dividends		—	—	—	—	—	(370)	(370)
Balances, March 31, 2001		1,778	$19,798	7,063	$19,032	$(3,191)	$16,256	$51,895

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2000	2001
Operating activities:
Net income (loss)	$362	$(788)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Cumulative effect of accounting change, net of tax	(856)	0
Depreciation and amortization	2,132	2,286
Minority Interest in earnings of consolidated subsidiary		(289)
Other		(76)
Loss (Gain) on disposal of equipment and vehicles	(24)	31
Changes in items affecting operations:
Accounts receivable	(576)	979
Inventories	(527)	328
Income tax receivable	(310)	0
Prepaid expenses and other	(1,960)	18
Accounts payable	4,813	(1,642)
Accrued expenses	736	(432)
Deferred income tax	198	(104)
Cash provided by (used in) operating activities	3,988	311
Cash flows from investing activities:
Proceeds from sale of equipment	93	206
Capital expenditures	(6,671)	(889)
Other	(806)	(69)
Cash used in investing activities	(7,384)	(752)
Cash flows from financing activities:
Net borrowings on notes payable	(12,040)	(861)
Other long-term liabilities		(12)
Net proceeds from issuance of common stock	35	-
Dividends on preferred stock	(374)	0
Cash used in financing activities	(12,379)	(873)
Effect of exchange rate changes	(528)	(22)
Net increase (decrease) in cash and cash equivalents	(16,303)	(1,336)
Cash and cash equivalents at beginning of period	16,775	6,012
Cash and cash equivalents at end of period	$472	$4,676

See accompanying notes to consolidated financial statements.

TRM CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

1.           Interim Financial Data:

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.  These condensed interim financial data should be read in conjunction with the Company’s latest annual report to shareholders.

2.           Net Income Per Share:

Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted including the effect of potentially dilutive securities.  For the three months ended March 31, 2000 and 2001, the weighted average number of common shares for basic net income per share computations were 7,076,000 and 7,063,000, respectively. In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common stockholders.  For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive.  For the three months ended March 31, 2000 and 2001, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.

3.           Inventories (in thousands):

	December 31, 2000	March 31, 2001

Paper	$661	$602
Toner and developer	482	276
Parts	2,473	2,408

	$3,616	$3,286

4.           Segment Reporting (in thousands):

The Company has three reportable segments:  Photocopy, ATM, and e-commerce.  Photocopy owns and maintains self-service photocopiers in retail establishments.  ATM owns and operates ATM machines in retail establishments. The e-commerce business develops software to deliver products and services through ATMs.

The Company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding non-recurring charges.  Information regarding the operations in these reportable segments is as follows:

	Three Months Ended
	March 31, 2000	March 31, 2001
Sales
Photocopy	$16,956	$14,921
ATM	1,125	3,677
e-Commerce	0	258
	$18,081	$18,856

RESTATED:

Depreciation and amortization:
Photocopy	$1,987	$1,728
ATM	145	452
e-Commerce	0	105
	$2,132	$2,285

Income (loss) before interest, taxes, minority interest, and cumulative effect of accounting change:
Photocopy	$1,420	$1,171
ATM	(1,772)	(593)
e-commerce	0	(957)
	$(352)	$(379)

AS ORIGINALLY REPORTED IN FORM 10-Q:
Depreciation and amortization:
Photocopy	$2,515	$1,728
ATM	145	452
e-Commerce	0	105
	$2,660	$2,285

Income (loss) before interest, taxes, minority interest, and cumulative effect of accounting change:
Photocopy	$129	$1,171
ATM	(1,009)	(593)
e-commerce	0	(957)
	$(880)	$(379)

In the fourth quarter of 2000, the Company changed its method of allocating Team Headquarters overhead expenses across the Photocopy and ATM segments.  This change in allocation method is intended to reflect the changing business model experienced as the ATM segment becomes an increasingly larger portion of the overall business.  This reallocation of Team Headquarters expense is based on activity directly related to each segment.  The reallocation resulted in a first quarter 2000 benefit in Photocopy income (loss) before interest, taxes, minority interest, and cumulative effect of change in accounting of $763,000 and a corresponding decrease of $763,000 in the ATM business.  The first quarter 2000 results have been restated to reflect this change.

Additionally, in the fourth quarter of 2000, the Company changed its method of depreciation of a substantial portion of its photocopier assets from the straight-line method to the units of production method in order to more closely match its transaction based revenue stream and its depreciation charges.  This change was applied retroactively to January 1, 2000 resulting in a benefit of $317,000 net of tax in the first quarter of 2000 to the Photocopy business. Additionally, a one time benefit of $856,000 net of tax was recorded in the first quarter of 2000 for the cumulative change in accounting method for previous periods.  The Photocopy business segment depreciation and income (loss) before interest, taxes, minority interest, and cumulative effect of accounting change have been restated to reflect this change.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

General
             As of March 31, 2001 the Company had a total of 1,740 ATM operating units installed, with 659 and 1,081 deployed in the United States and United Kingdom respectively, as compared to 689 total units installed at March 31, 2000, an increase of 1,051 units, most of which occurred in the United Kingdom.  During the last six months, the Company has very actively managed its United States ATM account base, removing ATM’s which were not generating adequate transaction volumes to be profitable.  The ATM business contributed $3.7 million to quarterly gross revenues, a 227% increase over the same period last year.  The Company believes that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future as it expands the product offerings through its ATM network, and pursues new geographic opportunities.

             In the first quarter of 2001, the CopyCenters business, conducted a consolidation of its United States service areas in order to achieve greater operational efficiencies.  This consolidation resulted in a decrease to 31 service centers from 47 at December 31, 2000 in the United States.  The service areas the Company operates in include 31 in the United States, 5 in Canada, 15 in the United Kingdom and 3 in France.  In addition, third party service supports the Company’s customers in over 100 additional locations.  As of March 31, 2001, the Company had 32,241 TRM CopyCenters compared to 36,042 at March 31, 2000, a decrease of 3,801 CopyCenters (10.5%).  Over the last two quarters, the Company has substantially phased out locations which were using older, liquid toner technology based photocopiers.  In this process, a number of CopyCenters locations were either eliminated or converted to a minimum monthly charge pricing program.

             In the first quarter of 2000 the Company formed a subsidiary to deliver a unique distribution channel to access the Internet using its existing ATMs initially and eventually rolling out the software capability worldwide to other ATMs.  iATMglobal.net continues TRM’s previous work on the development of a Remote Access Application Protocol (RAAP) which will provide the infrastructure for e-tailers to use the ATM as an additional way to sell goods and services.  In conjunction with strategic e-commerce partners, iATMs are expected to be able to deliver a wide range of services, including event and travel ticketing, Internet banking services, affinity vouchers, and other goods and services.  It is expected that anything the Internet delivers to consumers can be available using the iATM network.  The Company’s e-Commerce business contributed $258,000 to revenues in the first quarter of 2001.

Results of Operations
             The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).

	Percentage Change	As a Percentage of Sales
	Increase (Decrease)	2000	2001

Sales	4.3%	100.0%	100.0%
Sales discounts	(5.5)	17.5	15.9
Cost of sales	16.0	46.5	51.7
Selling, general and administrative	8.9	37.8	39.5
Operating loss	304	(1.8)	(7.1)
Interest expense, net	50.9	2.6	3.8
Other expense (income) net	(4,666)	0.1	(5.1)
Loss before income taxes	(2.5)	(4.5)	(4.3)
Benefit for income taxes	(94.9)	(1.8)	(0.1)
Net loss before cumulative effect of accounting change	59.5%	(2.7)%	(4.2)%

Three Months ended March 31, 2001 Compared to Three Months ended March 31, 2000

             For the quarter ended March 31, 2000, consolidated sales increased by $775,000 (4.3%) to $18.9 million from $18.1 million for 2000.  Revenues from the Company’s expanding ATM business drove the revenue increase and contributed $3.7 million of the totals for the quarter, up $2.6 million from the same period last year.  CopyCenter revenue was $14.9 million for the quarter.  The Company’s e-Commerce revenue contributed $258,000 for the quarter.

             CopyCenters sales were down 12.0% for the quarter ended March 31, 2001 as compared to the same period in 2000.  The decrease is primarily due to decreasing copy volumes and a decrease in billed units of 4.7%.  Revenues per billed unit were down 6.5% in the first quarter 2001 compared to the 2000.

             Revenues from the Company’s ATM business were $3.7 million during the first quarter of 2001 as compared to $1.1 million 2000, an increase of 226.8% .  This revenue increase is attributable to the expanded number of installed ATM operating units, which increased by 1,051 units over the first quarter of 2000.

             Sales discounts are the portion of revenue retained by retail customers.  Sales discounts generally vary at individual retail businesses depending on volume – the higher the volume, the greater the discount, and are typically smaller in the ATM business.  The decrease in sales discounts for the quarter ended March 31, 2001 compared to the prior year is $176,000 (5.5%), which is attributed to lower volumes in the photocopy business.

             Costs of sales on a consolidated basis increased $1.3 million or 16% for the quarter ended March 31, 2001 compared to 2000.  The increase of $1.8 million is due to the ATM Business and was primarily related to service and maintenance of ATM machines and increased processing fees associated with increases in ATM transactions.  The Company had 689 installed ATM machines in the first quarter of 2000 as compared to 1,740 in the same period 2001.  This increase in cost of sales for ATM  was partially offset by a decrease of $617,000 in the photocopy business.

             Selling, general and administrative expenses increased $611,000 or 8.9% during the quarter ended March 31, 2001 compared to 2000.  The increase of $1.2 million is due to the addition of the Company’s e-Commerce business.  This increase was partially offset by decreases in temporary labor expenses, commissions, and incentive compensation.

             During the quarter ended March 31, 2001, interest expense increased to $715,000 from $474,000 in 2000.  The increase was primarily due to a higher level of borrowings under the Company’s revolving credit facility and higher interest costs on those borrowings.  These borrowings were used to finance the purchase of ATMs and the formation of the e-commerce business.

             Other income increased $981,000 during the quarter ended March 31, 2001, compared to 2000, primarily due to a $801,000 contract termination settlement with the Woolwich PLC.  Woolwich provided cash inventory and cash management services for all of the Company’s ATMs located in England, Scotland, and Wales during 2000.  In addition, Woolwich provided sponsorship into the LINK cash delivery network in the United Kingdom.  In mid-2000, a change in regulation allowed TRM to be a direct member of LINK.  As a result of this change, and Woolwich’s desire to exit the surcharging market in the United Kingdom, TRM and Woolwich terminated their relationship effective at the end of March 2001.

             The Company’s effective tax rate, excluding e-Commerce, for ongoing operations for the quarter ended March 31, 2001, was 39.0 percent, resulting in an income tax benefit of $47,000, compared to an effective rate of 40 percent and an income tax benefit of $332,000 in 2000.  The Company’s e-Commerce business recorded losses in the first quarter 2001 of $973,000 but recorded an income tax expense of $30,000 related to profits earned by Strategic Software Solutions, a subsidiary of iATMglobal.net, during the same period.  This expense resulted in a net tax benefit of $17,000 for the quarter on a consolidated basis.

Liquidity and Capital Resources

             At December 31, 2000, the Company was not in compliance with all of its loan covenants.  In February 2001 the Company executed an amendment to its loan agreement waiving past non-compliance and establishing new covenants.  The Company is in compliance with the revised covenants.  The Company’s existing line of credit matures on January 4, 2002, and consequently, the $27.2 million outstanding at March 31, 2001, has all been classified as a current liability.  As of May 8, 2001, the Company has $25.6 million outstanding on this line of credit.  The Company intends to replace its line of credit before the maturity date with a combination of longer term equipment based financing and a new line of credit.

             During the first quarter of 2001, the Company generated $311,000 of cashflow from ongoing operations, and funded capital expenditures of $889,000 primarily from cash generated from operations.  Capital expenditures were primarily for ATM machines, photocopy equipment and computer related expenditures in the e-Commerce business.

             During the quarter, the Company renewed its vault cash inventory program supporting its US ATM network.  The facility was renewed through January 2002 and reduced to $20 million.

             The Company currently anticipates approximately $8 million of capital expenditures for calendar 2001, the majority of which will be used to acquire ATM machines for the expanding United Kingdom ATM business.  The Company expects to finance these capital expenditures with cash generated by operations and equipment based financings.

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

Forward-Looking Statements

             Information in “Management’s Discussion and Analysis,” in this Form 10-Q about the Company’s goals, plans and expectations regarding expansion financing, capital expenditures, effectively using a third-party network of service providers, expanding the ATM business, offering and providing e–commerce goods and services through SmartATMs, and replacing its bank line of credit, constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The following factors that could cause the actual results to differ materially from the forward-looking statements:  business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company’s services, the Company’s ability to execute its plans successfully and the volatility of paper costs.  Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company’s SEC Form 10-K for the year ended December 31, 2000.

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

             The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company’s business operations.  The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt.  Additionally, the Company is exposed to interest rate risk related to its credit facility as of March 31, 2001.  Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

             The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada, France and the United Kingdom.  The relative amount of business transacted in these countries is outlined in footnote 12 to the Consolidated Financial Statements of the Company’s 2000 Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             Mr. Frederick Paulsell, a director of the Company, and certain members of his family have filed a lawsuit against Messrs. Edward Cohen and Daniel G. Cohen, also directors of the Company, and ReadyCash Investment Partners, LP, a significant shareholder of the Company, ReadyCash GP, Inc., the general partner of ReadyCash and others, claiming that the defendants agreed to purchase one million shares of the Company’s common stock for $13 a share from Mr. Paulsell and his family members at or around the time of the investment transaction between ReadyCash and the Company in the spring of 1998.  Mr. Paulsell and his family also claim that Messrs. Edward Cohen and Daniel G. Cohen have breached this alleged agreement and the defendants are liable to Mr. Paulsell and his family members for damages of at least $12 million for breach of contract, common law fraud and securities fraud.  In connection with this litigation, the Company has received a letter from counsel for Messrs. Edward Cohen and Daniel G. Cohen claiming that they are entitled to be indemnified by the Company for any liability related to this litigation, including the costs of defending against the claims of Mr. Paulsell and his family, and requesting that the Company reimburse them for their expenses to date in defending this litigation.  The Company is considering this request and has notified its insurance carrier.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

                           (a)         Exhibits

                                        None

                           (b)         Reports on Form 8-K.

                                        No reports on Form 8–K were filed during the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION

Date:	May 15, 2001	By:	/s/ Daniel L. Spalding
Daniel L. Spalding
Senior Vice President, Finance and
Chief Financial Officer