Form 10-Q
period 2001-06-30
TRM CORP
filed 2001-08-10
CIK 749254

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒  NO ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT JUNE 30, 2001

Common Stock	7,063,190

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

TRM CORPORATION

CONSOLIDATED BALANCE SHEETS
 (In thousands)

	December 31, 2000	June 30, 2001
		(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$6,012	$2,825
Accounts receivable, net	10,703	9,441
Income tax receivable	101	101
Inventories	3,616	2,803
Prepaid expenses and other	1,843	643
Deferred tax asset	1,328	1,432

Total current assets	23,603	17,245
Equipment and vehicles, less accumulated depreciation	80,478	76,184
Restricted Cash	1,780	1,780
Other Assets	5,059	5,096

	$110,920	$100,305

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	11,406	7,724
Accrued expenses	7,286	7,594
Current portion of long-term debt	8,360	25,241

Total current liabilities	27,052	40,559
Long term debt	21,285	1,136
Deferred income taxes	3,053	3,306
Other long-term liabilities	228	0

Total liabilities	51,618	45,001

Minority interest	4,755	4,125
Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000 shares; 1,778 shares issued and outstanding	19,798	19,798
Common stock, no par value. Authorized 50,000 shares; 7,063 shares issued and outstanding	19,032	19,032

Accumulated other comprehensive income	(1,697)	(3,154)
Retained earnings	17,414	15,503

Total shareholders’ equity	54,547	51,179

	$110,920	$100,305

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Sales	$19,337	$20,429	$37,418	$39,285
Less discounts	3,213	3,375	6,382	6,369

Net sales	16,124	17,054	31,036	32,916
Cost of sales	9,517	9,929	17,921	19,681

Gross profit	6,607	7,125	13,115	13,235
Selling, general and administrative expense	7,423	7,471	14,262	14,920

Operating income (loss)	(816)	(346)	(1,147)	(1,685)
Other (income) expense:
Interest	545	577	1,018	1,291
Other, net	66	(562)	88	(1,521)

Income (loss) before minority interest	(1,427)	(361)	(2,253)	(1,455)
Minority interest in earnings of consolidated subsidiary	28	341	28	630
Income (loss) before income taxes and cumulative effect of accounting change	(1,399)	(20)	(2,225)	(825)
Provision (benefit) for income taxes	(495)	359	(827)	342

Income (loss) before cumulative effect of accounting change	(904)	(379)	(1,398)	(1,167)
Cumulative effect of change in accounting principle	0	0	856	0

Net income (loss)	$(904)	$(379)	$(542)	$(1,167)

Earnings per share computation:
Net income (loss)	$(904)	$(379)	$(542)	$(1,167)
Preferred stock dividends	(373)	(374)	(746)	(744)

Net income (loss) available to common Shareholders	$(1,277)	$(753)	$(1,288)	$(1,911)

Basic net income (loss) per share:
Shares outstanding	7,069	7,063	7,072	7,063

Net income (loss) per share	$(0.18)	$(0.11)	$(0.18)	$(0.27)

Diluted net income (loss) available to common shareholders per share before cumulative effect of accounting change:
Shares outstanding	7,069	7,063	7,072	7,063

Net income (loss) per share	$(0.18)	$(0.11)	$(0.18)	$(0.27)

Cumulative effect of accounting change per share	0.00	0.00	0.12	0.00

Net income per share before cumulative effect of accounting change	$(0.18)	$(0.11)	$(0.30)	$(0.27)

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)
(In thousands)

	Comprehensive Income	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income	Retained Earnings
		Shares	Amounts	Shares	Amounts			Total

Balances, December 31, 2000		1,778	$19,798	7,063	$19,032	$(1,697)	$17,414	$54,547
Comprehensive income
Net loss	$(1,167)						(1,167)	(1,167)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,457)					(1,457)		(1,457)

Comprehensive income	$(2,624)

Issuance of stock to employees
Repurchase of common stock
Preferred stock dividends							(744)	(744)

Balances, June 30, 2001		1,778	$19,798	7,063	$19,032	$(3,154)	$15,503	$51,179

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,

	2000	2001

Cash flows from operating activities:
Net income (loss)	$(542)	$(1,167)
Cumulative effect of accounting change, net of tax	(856)	0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,267	4,553
Other	(28)	(688)
(Gain) loss on disposal of equipment and vehicles	(35)	43
Changes in items affecting operations:
Accounts receivable	(1,220)	1,224
Inventories	(635)	811
Income tax receivable	(1,055)	0
Prepaid expenses and other	(1,530)	1,193
Accounts payable	4,461	(3,767)
Accrued expenses	2,609	(398)
Deferred income tax	376	(23)

Cash provided by operating activities	5,812	1,781

Cash flows from investing activities:
Proceeds from sale of equipment	234	289
Capital expenditures	(16,430)	(1,423)
Other	(1,104)	(361)
Acquisition of a business, net of cash acquired	(799)	0

Cash used in investing activities	(18,099)	(1,495)

Cash flows from financing activities:
Net borrowings on notes payable	1,618	(3,398)
Other long-term liabilities	0	(25)
Net proceeds from issuance of common stock	35	0
Repurchase of common stock	(98)	0
Dividends on preferred stock	(746)	0

Cash provided by financing activities	809	(3,423)

Effect of exchange rate changes	(1,000)	(50)

Net increase (decrease) in cash and cash equivalents	(12,478)	(3,187)
Cash and cash equivalents at beginning of period	16,775	6,012

Cash and cash equivalents at end of period	$4,297	2,825

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

2.           Net Income Per Share:

             Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted net income including the effect of potentially dilutive securities.  For the three months and six months ended June 30, 2000 and June 30, 2001, the weighted average number of common shares for basic net income per share computations were 7,069,000 and 7,063,000, and 7,072,000 and 7,063,000, respectively. In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common stockholders.  For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive.  For the three and six months ended June 30, 2000 and June 30, 2001, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.

3.           Inventories (in thousands):

	December 31, 2000	June 30, 2001

Paper	$661	342
Toner and developer	482	240
Parts	2,473	2,221

	$3,616	2,803

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

The Company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding non-recurring charges.  Information regarding the operations in these reportable segments is as follows:

	(Dollar Amounts in Thousands)
	Three months ended		Six months ended

	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

Sales:
CopyCenters	$17,052	$15,604	$34,008	$30,525
ATM	2,225	4,536	3,350	8,213
e-Commerce	60	289	60	547

	$19,337	$20,429	$37,418	$39,285

RESTATED

Depreciation and amortization:
CopyCenters	$1,828	$1,706	$3,815	$3,433
ATM	273	470	419	924
e-Commerce	33	90	33	196

	$1,634	$2,266	$4,267	$4,553

Income (loss) before interest and taxes & minority interest:
CopyCenters	$1,821	$2,541	$3,672	$3,674
ATM	(2,141)	(1,207)	(4,345)	(1,763)
e-Commerce	(562)	(1,118)	(562)	(2,075)

	$(882)	$216	$(1,235)	$(164)

AS REPORTED IN FORM 10-Q

Depreciation and amortization:
CopyCenters	$2,396	$1,706	$4,911	$3,433
ATM	273	470	419	924
e-Commerce	33	90	33	196

	$2,702	$2,266	$5,363	$4,553

Income (loss) before interest and taxes & minority interest:
CopyCenters	$517	$2,541	$1,076	$3,674
ATM	(1,404)	(1,207)	(2,845)	(1,763)
e-Commerce	(562)	(1,118)	(562)	(2,075)

	$(1,449)	$216	$(2,331)	$(164)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As of June 30, 2001, the Company had a total of 1,847 ATM operating units installed, with 659 and 1,188 deployed in the United States and United Kingdom respectively, as compared to 1,537 total units installed at June 30, 2000, an overall increase of 310 units primarily in the United Kingdom.  During the last nine months, the Company has very actively managed its United States ATM account base, removing ATMs which were not generating adequate transaction volumes to be profitable. The ATM business contributed $4.5 million to quarterly gross revenues and $8.2 million year to date compared to $2.2 million for the quarter and $3.4 million year to date ended June 30, 2000, an increase of 104% and 145% respectively.  The Company believes that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future as it expands the product offerings through its ATM network, and pursues new geographic opportunities.

             In the first quarter of 2001, the CopyCenters business conducted a consolidation of its United States service areas in order to achieve greater operational efficiencies.  This consolidation resulted in a decrease to 31 service centers from 47 at December 31, 2000 in the United States.  The service areas the Company operates in include 31 in the United States, 5 in Canada, 15 in the United Kingdom and 3 in France.  In addition, third party service supports the Company’s customers in over 100 additional locations. As of June 30, 2001, the Company had 31,665 TRM CopyCenters compared to 36,200 at June 30, 2000, a decrease of 4,535 CopyCenters (12.5%).  Over the last three quarters, the Company has phased out locations which were using older liquid toner technology based photocopiers.  In this process, a number of CopyCenters locations were either eliminated or converted to a minimum monthly charge pricing program.

             In the second quarter of 2001, iATMglobal.net and Strategic Software Solutions, the Company’s e-commerce business, generated $289,000 and $547,000 year to date in gross revenues from contracted software engineering services.

Results of Operations

             The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).

			Percentage Change Increase (Decrease)			Percentage Change Increase (Decrease)
	Three Months Ended June 30,			Six Months Ended June 30,
	2000	2001		2000	2001

Sales	100.0%	100.0%	5.6%	100.0%	100.0%	5.0%
Sales discounts	16.6	16.5	5.0	17.1	16.2	(.2)
Cost of sales	49.2	48.6	4.3	47.9	50.1	9.8
Selling, general and administrative	38.4	36.6	.6	38.1	38.0	4.6
Operating income (loss)	(4.2)	(1.7)	(57.6)	(3.1)	(4.3)	46.9
Interest expense, net	2.8	2.8	5.9	2.7	3.3	26.8
Other (income) expense net	.3	(2.8)	(951.5)	.2	(3.9)	(1,828.4)
Income (loss) before Minority interest	(7.4)	(1.8)	(74.7)	(6.0)	(3.7)	(35.4)
Minority interest	.1	1.7	1,117.9	.1	1.6	2,150.0
Income (loss) before Income taxes	(7.2)	(0.1)	(98.6)	(5.9)	(2.1)	(62.9)
Provision (benefit) for income taxes	(2.6)	1.8	(172.5)	(2.2)	.9	(141.4)

Net income (loss)	(4.7% )	(1.9% )	(58.1% )	(1.4% )	(3.0% )	115.3%

Three and Six Months ended June 30, 2001 Compared to Three and Six Months ended June 30, 2000

             For the three and six month period ended June 30, 2001, consolidated sales increased by $1.1 million (5.6%) and $1.9 million (5.0%), respectively as compared to the same period in 2000.  Revenues from the Company’s ATM business drove the revenue increase and contributed $4.5 million of the totals for the quarter and $8.2 million year to date, up $2.3 million and $4.9 million respectively from the same periods last year.

             CopyCenters sales were down 8.5% and 10.3% for the quarter and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease is primarily due to decreasing overall copy volumes and decreasing billed units as compared to the same periods in 2000. Copy volumes decreased 9.2% for the quarter and 9.5% year to date. Billed units decreased 11.6% and 7.8% respectively. Although overall copy volumes and billed units decreased as compared to the same periods in 2000, copies per billed unit remained constant over the quarter and six months ended  June 30, 2001 and 2000. The overall number of copiers installed was 31,665 and  36,200 at June 30, 2001 and 2000 respectively.

             Revenues from the Company’s ATM business were $4.5 million for the quarter and $8.2 million for the quarter and six months ended June 30, 2001, an increase of 104% and 145% respectively. This increase is attributable to the expanded number of  ATMs installed, 1,847 as of June 30, 2001 versus 1,537 as of June 30, 2000 and increasing volumes per unit. Withdrawal transactions generated by the ATM business for the three and six month periods ending June 30, 2001 were 1,865,000 and 4,138,000 as compared to 845,000 and 1,318,000 for the same periods last year. During the last nine months, the Company has actively managed its United States ATM account base, removing ATMs which were not generating adequate transaction volumes to be profitable. The ATM units installed in the United Kingdom increased from  617 at June 30, 2000 to 1,188 as of 2001.

             iATMglobal.net and Strategic Software Solutions, the Company’s e-commerce business, generated $289,000 and $547,000 in gross revenues from contracted software engineering services for the quarter and six months ended June 30, 2001 compared with $60,000 generated for the same periods last year.

             Sales discounts are the portion of revenue retained by retail customers.  Sales discounts generally vary at individual retail businesses depending on volume – the higher the volume, the greater the discount and are typically smaller in the ATM business as compared to the photocopy business.  The increase in sales discounts for the quarter ended June 30, 2001 compared to the prior year is $162,000 (5.1%). Year to date discounts remained constant over the same period last year and decreased from 17.1% of  sales to 16.2% of sales year to date. The decrease as a percentage of sales relates to the relative increase in ATM sales which generally have a lower discount rate than that of the photocopy business.

             Costs of sales on a consolidated basis increased $412,000 (4.3%) for the quarter and $1.8 million (9.8%) for the six months ended June 30, 2001 compared to the same periods in 2000 but remained relatively stable as a percentage of sales. The ATM business contributed $1.1 million of the increase in cost of sales for the quarter but cost of sales in the ATM business decreased  from 94% of ATM sales to 71% for the quarter. This reduction as a percentage of sales in the ATM business is primarily attributable to reduced expenses related to third party maintenance and service of the ATM units over last year. The increase in cost of sales from the ATM business was partially offset by a reduction in cost of sales from the photocopy business which decreased by $783,000 for the quarter and $1.4 million year to date as a result of efficiencies gained from the consolidation of service center locations and reduced copy volumes.

             Selling, general and administrative costs increased $48,000 for the quarter and $658,000 for the year to date on a consolidated basis. However, these costs as a percentage of sales fell from 38.4% to 36.6% for the quarter as compared to the same period last year, primarily due to reductions in labor costs of $470,000 over the same period last year. Year to date selling, general and administrative costs on a consolidated basis remained at 2000 levels as a percentage of sales. Decreases in such costs for the photocopy and ATM businesses were offset by increases in such costs for iATMglobal.net, which increased $747,000 and $2.0 million to $1.3 million and $2.6 million the quarter and year to date respectively.

             Interest expense remained at 2000 levels for the quarter in 2001.  Year to date interest expense increased 26.8% in 2001. This increase was related to higher interest recorded in the first quarter of 2001 as compared to 2000 due to a higher level of borrowings under the under the Company’s revolving line of credit and higher interest rates on those borrowings than existed during the same time period in 2000.

             Other income increased $628,000 during the quarter ended June 30, 2001 and $1.6 million year to date, compared to the same periods in 2000. The increase for the quarter is primarily due to income recorded as a result of a settlement reached with the State of Massachusetts related to sales tax issues dating back to 1997. Additionally, in the first quarter of 2001 the Company recorded income of $801,000 related to a contract termination settlement with the Woolwich, PLC. Woolwich provided cash inventory and cash management services for all of the Company’s ATMs located in England, Scotland, and Wales during 2000.  In addition, Woolwich provided sponsorship into the LINK cash delivery network in the United Kingdom.  In mid-2000, a change in regulation allowed TRM to be a direct member of LINK.  As a result of this change, and Woolwich’s desire to exit the surcharging market in the United Kingdom, TRM and Woolwich terminated their relationship effective at the end of March 2001.

The Company’s effective tax rate for operations excluding e-commerce for the quarter ended June 30, 2001, was 40 percent, resulting in an income tax provision of $309,000. The Company’s e-Commerce business recorded pre-tax losses in the second quarter 2001 of $1.1 million but recorded an income tax expense of $49,000 related to profits earned by Strategic Software Solutions, a subsidiary of iATMglobal.net, during the same period. The Company’s consolidated effective tax rate is 41.4% percent for the six months ended June 30, 2001 resulting in an income tax provision of $342,000 compared to 37.1 percent and an income tax benefit of $827,000 for June 30, 2000.

Liquidity and Capital Resources

             At December 31, 2000, the Company was not in compliance with all of its loan covenants.  In February 2001 the Company executed an amendment to its loan agreement waiving past non-compliance and establishing new covenants.  The Company is in compliance with the revised covenants.  The Company’s existing line of credit matures on January 4, 2002, and consequently, the $25.2 million outstanding at June 30, 2001, has all been classified as a current liability. The Company intends to replace its line of credit before the maturity date with a combination of longer term equipment based financing, term debt, and a new line of credit.

             During the six months ended June 30, 2001, TRM generated $1.7 million in cashflows from operations and funded $1.4 million in capital expenditures primarily from cash generated from operations. Capital expenditures were primarily for ATM machines, photocopy equipment and computer related expenditures in the e-commerce business.

             The Company currently anticipates approximately $8 million of capital expenditures for calendar 2001, the majority of which will be used to acquire ATM machines for the expanding United Kingdom ATM business.  The Company expects to finance these capital expenditures with cash generated by operations and equipment based financing.

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

Forward-Looking Statements

Information in “Management’s Discussion and Analysis,” in this Form 10-Q about the Company’s goals, plans and expectations regarding revenues from the ATM business becoming a higher percentage of overall revenue, expansion of product offerings through the Company’s ATM network, pursuing new geographic opportunities, replacing its existing line of credit with longer term equipment based financing, term debt and a new line of credit, capital expenditures and financing of capital expenditures, and, expanding the ATM business constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The following factors that could cause the actual results to differ materially from the forward-looking statements are:  business conditions in the market areas in which the Company operates, competitive factors, the Company’s ability to expand its current relationships with retailers and broaden its distribution network, successfully developing partnering arrangements and e-commerce providers, the ability of the Company to enter into additional financing arrangements, customer demand for the Company’s services, the Company’s ability to execute its plans in each of its business segments successfully, business conditions in the geographic areas the Company targets for expansion, and the volatility of paper costs, and the factors discussed in the Company’s Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.  Any forward-looking statements should be considered in light of these factors .

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

             The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company’s business operations.  The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt.  Additionally, the Company is exposed to interest rate risk related to its credit facility as of June 30, 2001.  Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

             The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada, France and the United Kingdom.  The relative amount of business transacted in these countries is outlined in footnote 12 to the Consolidated Financial Statements of the Company’s 2000 Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Mr. Frederick Paulsell, a director of the Company, and certain members of his family have filed a lawsuit against Messrs. Edward Cohen and Daniel G. Cohen, also directors of the Company, ReadyCash Investment Partners, LP, a significant shareholder of the Company, and ReadyCash GP, Inc., the general partner of ReadyCash and others, claiming that the defendants agreed to purchase one million shares of the Company’s common stock for $13 a share from Mr. Paulsell and his family members at or around the time of the investment transaction between ReadyCash and the Company in the spring of 1998.  Mr. Paulsell and his family also claim that Messrs. Edward Cohen and Daniel G. Cohen have breached this alleged agreement and the defendants are liable to Mr. Paulsell and his family members for damages of at least $12 million for breach of contract, common law fraud and securities fraud.

In response, Messrs. Edward Cohen and Daniel G. Cohen and the other defendants have denied any wrongdoing and have filed a counterclaim alleging common law fraud and securities fraud against Mr. Paulsell arising out of (1) Mr. Paulsell’s failure to disclose his alleged agreement to sell his own stock to the defendants in either the TRM Shareholder Voting Agreement or stock disclosure forms filed with the U.S. Securities & Exchange Commission and (2) Mr. Paulsell’s failure to disclose various facts before the closing of the investment in TRM by ReadyCash Investment Partners, L.P.  Mr. Paulsell has filed a motion to dismiss the defendants’ counterclaims relating to the TRM Shareholder Voting Agreement and related SEC forms that is now before the Court.

Although this action does not directly implicate the Company, Messrs. Edward Cohen and Daniel G. Cohen, on the one hand, and Mr. Paulsell, on the other hand, have each sought indemnification by the Company for any liability arising out of the claims described above, including the costs of defense, and have requested that the Company reimburse them for expenses incurred to date.  The Company is considering these requests and has notified its insurance carrier.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On June 7, 2001 at the Company’s Annual Meeting of shareholders, the holders of the Company’s outstanding Common Stock and Series A Preferred Stock took the actions described below.  As of the record date for the Annual Meeting, 7,063,190 shares of Common Stock and 1,777,778 shares of Series A Preferred Stock were issued and outstanding.  Each share of Preferred Stock is entitled to one vote per share and votes together with the Common Stock as one class.

             1.          The shareholders elected each of Joseph G. Denton, Hersh Kozlov, and Henry Sun, by the votes indicated below, to serve on the Company’s Board of Directors for the next three years:

Joseph G. Denton
6,185,815	shares in favor
176,976	shares against or withheld

Hersh Kozlov
6,185,815	shares in favor
176,976	shares against or withheld

Henry Sun
6,185,815	shares in favor
176,976	shares against or withheld

             Edward E. Cohen, Daniel G. Cohen, Frederick O. Paulsell, Frederic P. Stockton, Kenneth L. Tepper, Joel R. Mesznik and Slavka B. Glaser will continue their terms of office as directors.

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

TRM CORPORATION

Date:	August 10, 2001	By:	/s/ Daniel L. Spalding

Daniel L. Spalding
Senior Vice President Chief Financial Officer