Form 10-Q
period 2001-09-30
TRM CORP
filed 2001-11-14
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

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

YES ☒    NO ☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT SEPTEMBER 30, 2001
Common Stock	7,059,790

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2000	September 30, 2001
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,012	$1,135
Accounts receivable, net	10,703	7,130
Income tax receivable	101	101
Inventories	3,616	3,271
Prepaid expenses and other	1,843	1,539
Deferred tax asset	1,328	1,432
Total current assets	23,603	14,608
Equipment and vehicles, less accumulated depreciation	80,478	75,261
Restricted Cash	1,780	1,780
Other Assets	5,059	5,044

	$110,920	$96,693

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,406	$5,917
Accrued expenses	7,286	9,339
Current portion of long-term debt	8,360	23,433
Total current liabilities	27,052	38,689
Long term debt	21,285	960
Deferred income taxes	3,053	2,708
Other long-term liabilities	228	197
Total liabilities	51,618	42,554
Minority interest	4,755	3,874
Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000 shares; 1,778 shares issued and outstanding	19,798	19,798
Common stock, no par value. Authorized 50,000 shares; 7,063 and 7,060 shares issued and outstanding, respectively	19,032	19,026
Accumulated other comprehensive income	(1,697)	(2,594)
Retained earnings	17,414	14,035
Total shareholders’ equity	54,547	50,265

	$110,920	$96,693

See accompanying notes to consolidated financial statements.

TRM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001

Sales	$19,159	$19,778	$56,577	$59,063
Less discounts	2,846	3,219	9,228	9,587
Net sales	16,313	16,559	47,349	49,476
Cost of sales	10,831	9,932	28,752	29,612
Gross profit	5,482	6,627	18,597	19,864
Selling, general and administrative expense	7,091	7,270	21,353	22,191
Operating income (loss)	(1,609)	(643)	(2,756)	(2,327)
Other (income) expense:
Interest	539	499	1,557	1,790
Other, net	(287)	474	(200)	(1,047)

Income (loss) before minority interest	(1,861)	(1,616)	(4,113)	(3,070)
Minority interest in earnings of consolidated subsidiary	47	251	76	881
Income (loss) before income taxes and cumulative effect of accounting change	(1,814)	(1,365)	(4,037)	(2,189)
Provision (benefit) for income taxes	(747)	(275)	(1,572)	67
Income (loss) before cumulative effect of accounting change	(1,067)	(1,090)	(2,465)	(2,256)
Cumulative effect of change in accounting principle	0	0	856	0
Net income (loss)	$(1,067)	$(1,090)	$(1,609)	$(2,256)

Earnings per share computation:
Net income (loss)	$(1,067)	$(1,090)	$(1,609)	$(2,256)
Preferred stock dividends	(377)	(378)	(1,123)	(1,123)
Net income (loss) available to common Shareholders	$(1,444)	$(1,468)	$(2,732)	$(3,379)
Basic net income (loss) per share:
Shares outstanding	7,069	7,063	7,069	7,063
Net income (loss) per share	$(0.20)	$(0.21)	$(0.39)	$(0.48)
Diluted net income (loss) available to common shareholders per share before cumulative effect of accounting change:
Shares outstanding	7,069	7,063	7,069	7,063
Net income (loss) per share	$(0.20)	$(0.21)	$(0.39)	$(0.48)
Cumulative effect of accounting change per share	0.00	0.00	0.12	0.00
Net income per share before cumulative effect of accounting change	$(0.20)	$(0.21)	$(0.51)	$(0.48)

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)
(In thousands)

	Comprehensive Income	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income	Retained Earnings	Total
		Shares	Amounts	Shares	Amounts

Balances, December 31, 2000		1,778	$19,798	7,063	$19,032	$(1,697)	$17,414	$54,547
Comprehensive income (loss)
Net loss	$(2,256)						(2,256)	(2,256)
Foreign currency translation adjustment	(897)					(897)		(897)
Comprehensive income (loss)	$(3,153)

Repurchase of common stock				(3)	(6)			(6)
Preferred stock dividends							(1,123)	(1,123)
Balances, September 30, 2001		1,778	$19,798	7,060	$19,026	$(2,594)	$14,035	$50,265

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2000	2001
Cash flows from operating activities:
Net income (loss)	$(1,609)	$(2,256)
Cumulative effect of accounting change, net of tax	(856)	0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,625	7,059
Other	(107)	(905)
(Gain) loss on disposal of equipment and vehicles	110	262
Changes in items affecting operations:
Restricted cash	(1,780)	0
Accounts receivable	(2,249)	3,573
Inventories	(930)	351
Income tax receivable	365	0
Prepaid expenses and other	(489)	301
Accounts payable	6,035	(5,577)
Accrued expenses	3,152	853
Deferred income tax	(2,216)	(366)
Cash provided by operating activities	6,051	3,295
Cash flows from investing activities:
Proceeds from sale of equipment	2,108	358
Capital expenditures	(24,344)	(2,463)
Other	(1,337)	(638)
Proceeds from sale of subsidiary shares	5,000	0
Acquisition of a business, net of cash acquired	(799)	0
Cash used in investing activities	(19,372)	(2,743)
Cash flows from financing activities:
Net borrowings on notes payable	4,904	(5,249)
Net proceeds from issuance of common stock	35	0
Repurchase of common stock	(98)	(6)
Dividends on preferred stock	(1,123)	0
Cash provided (used) by financing activities	3,718	(5,255)
Effect of exchange rate changes	(682)	(174)
Net increase (decrease) in cash and cash equivalents	(10,285)	(4,877)
Cash and cash equivalents at beginning of period	16,775	6,012
Cash and cash equivalents at end of period	$6,490	$1,135

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

2.             Net Loss Per Share:

                Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted net income including the effect of potentially dilutive securities.  For the three months and nine months ended September 30, 2000 and September 30, 2001, the weighted average number of common shares for basic net loss per share computations were 7,069,000 and 7,069,000, and 7,063,000 and 7,063,000, respectively. In calculating basic net loss per share, dividends for preferred stock are deducted to arrive at income available for common stockholders.  For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive.  For the three and nine months ended September 30, 2000 and 2001 no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive. On September 30, 2001, 3,400 shares were repurchased and subtracted from the weighted average shares outstanding. The reduction of these shares had no effect on the weighted average shares outstanding nor the diluted income per share because they were repurchased on the last day of the third fiscal quarter of 2001.

3.             Inventories (in thousands):

	December 31, 2000	September 30, 2001

Paper	$661	$292
Toner and developer	482	189
Parts	2,473	2,790

	$3,616	$3,271

4.             Segment Reporting (in thousands):

                The Company has three reportable segments: CopyCenters, ATM and e-Commerce.  CopyCenters owns and maintains self-service photocopiers in retail establishments.  ATM owns and operates ATM machines in retail establishments. The e-commerce business develops software to deliver products and services to ATMs.

                In the fourth quarter of fiscal year 2000, the Company changed its method of allocating Team Headquarters overhead expenses across the Photocopy and ATM segments.  This change in allocation method is intended to reflect the changing business model experienced as the ATM segment becomes an increasingly larger portion of the overall business. Also in the same quarter, the Company adopted a new accounting policy to depreciate certain photocopy equipment under the units-of-production method. The restated segment data resulting from these changes are shown below.

                The Company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding non-recurring charges.  Information regarding the operations in these reportable segments is as follows:

	(Dollar Amounts in Thousands)
	Three months ended		Nine months ended
	September 30, 2000	September 30, 2001	September 30, 2000	September 30, 2001

Sales:
CopyCenters	$15,343	$14,270	$49,351	$44,795
ATM	3,314	5,308	6,664	13,521
e-Commerce	502	200	562	747
	$19,159	$19,778	$56,577	$59,063

RESTATED

Depreciation and amortization:
CopyCenters	$1,787	$1,753	$5,652	$5,186
ATM	441	653	861	1,577
e-Commerce	80	100	112	296
	$2,308	$2,506	$6,625	$7,059

Income (loss) before interest and taxes & minority interest:
CopyCenters	$1,374	$1,110	$5,046	$4,783
ATM	(2,322)	(1,409)	(6,665)	(3,170)
e-Commerce	(374)	(818)	(937)	(2,893)
	$(1,322)	$(1,117)	$(2,556)	$(1,280)

AS REPORTED IN FORM 10-Q

Depreciation and amortization:
CopyCenters	$2,449	$1,753	$7,410	$5,186
ATM	441	653	861	1,577
e-Commerce	80	100	112	296
	$2,970	$2,506	$8,383	$7,059

Income (loss) before interest and taxes & minority interest:
CopyCenters	$1,475	$1,110	$2,551	$4,783
ATM	(3,085)	(1,409)	(5,928)	(3,170)
e-Commerce	(374)	(818)	(937)	(2,893)
	$(1,984)	$(1,117)	$(4,314)	$(1,280)

5.             Subsequent Events:

                On October 1, 2001, the Company completed an agreement to restructure its French operations.  Substantially all of the assets of TRM’s subsidiary, FPC France, including 1,472 installed photocopiers, were sold to a new company formed by the local French management.  Consideration for the sale was a combination of cash, a future royalty on sales and a 19% ownership in the new entity.  In connection with the sale, the Company received proceeds of approximately $75,000 and will record a non-cash book loss of approximately $1.5 million in the fourth quarter of 2001.  FPC France had net sales of $1.4 million and a net loss of $556,000 for the first nine months of 2001.

                In conjunction with the filing of amended tax returns, the Company will utilize $1.1 million in deferred tax assets, primarily net operating losses, and record a $1.1 million charge to the provision for income taxes in the fourth quarter of 2001.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                                CONDITION AND RESULTS OF OPERATIONS

General

                As of September 30, 2001, the Company had a total of 1,939 ATM operating units installed, with 738 and 1,201 deployed in the United States and United Kingdom respectively, as compared to 1,947 total units installed at September 30, 2000, an overall decrease of 8 units primarily in the United States. During the last twelve months, the Company has very actively managed its United States ATM account base, removing ATMs which were not generating adequate transaction volumes to be profitable. The ATM business contributed $5.3 million to quarterly gross revenues and $13.5 million year to date compared to $3.3 million for the quarter and $6.7 million year to date ended September 30, 2000, an increase of 60.2% and 102.9% respectively.  The Company believes that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future as it expands its current ATM network, and pursues new geographic opportunities.

                In the first quarter of 2001, the CopyCenters business conducted a consolidation of its United States service areas in order to achieve greater operational efficiencies.  This consolidation resulted in a decrease to 31 service centers from 47 at December 31, 2000 in the United States.  The service areas the Company operates in include 31 in the United States, 5 in Canada, 15 in the United Kingdom and 3 in France.  In addition, third party service supports the Company’s customers in over 100 additional locations. As of September 30, 2001, the Company had 31,566 TRM CopyCenters compared to  31,579 at September 30, 2000, a slight decrease of total CopyCenters.

                The Company’s e-commerce business generated gross revenues of $200,000 for the quarter and $747,000 year to date as of September 30, 2001 compared to $502,000 for the quarter and $562,000 year to date ended September 30, 2000.

Results of Operations

                The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).

	Three Months Ended September 30,		Percentage Change Increase (Decrease)	Nine Months Ended September 30,	Percentage Change Increase (Decrease)
	2000	2001		2000	2001

Sales	100.0%	100.0%	3.2%	100.0%	100.0%	4.4%
Sales discounts	14.9	16.3	13.1	16.3	16.2	3.9
Cost of sales	56.5	50.2	(8.3)	50.8	50.1	3.0
Selling, general and Administrative	37.0	36.8	2.5	37.7	37.6	3.9
Operating income (loss)	(8.4)	(3.3)	(60.0)	(4.9)	(3.9)	(15.6)
Interest expense, net	2.8	2.5	(7.4)	2.8	3.0	15.0
Other (income) expense Net	(1.5)	2.4	(265.2)	(0.4)	(1.7)	423.5
Income (loss) before Minority interest	(9.7)	(8.2)	(13.2)	(7.3)	(5.2)	(25.4)
Minority interest	0.2	1.3	434.0	0.1	1.5	1059.2
Income (loss) before Income taxes	(9.5)	(6.9)	(24.8)	(7.1)	(3.7)	(45.8)
Provision (benefit) for income taxes	(3.9)	(1.4)	(63.2)	(2.8)	.1	(104.3)
Net income (loss)	(5.6)%	(5.5)%	2.2%	(2.8)%	(3.8)%	40.2%

Three and Nine Months ended September 30, 2001 Compared to Three and Nine Months ended September 30, 2000

                For the three and nine month period ended September 30, 2001, consolidated sales increased by $619,000 (3.2%) and $2.5 million (4.4%), respectively as compared to the same period in 2000.  Revenues from the Company’s ATM business drove the increase and contributed $5.3 million of the total for the quarter and $13.5 million year to date, up $2.0 million and $6.9 million respectively from the same periods last year.

                CopyCenters sales were down 7.0% and 9.2% for the quarter and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The decrease is primarily due to decreasing overall copy volumes and decreasing average billed units as compared to the same periods in 2000. Copy volumes decreased 4.1% for the quarter and 7.8% year to date. Billed units decreased 9.4% and 12.6% respectively. Although overall copy volumes and average billed units decreased as compared to the same periods in 2000, copies per billed unit increased 9.8% for the quarter and 1.8% for the nine months ended September 30, 2001  as compared to the same periods in 2000. The overall number of copiers installed was 31,566 and 31,579 at September 30, 2001 and 2000 respectively.

                Revenues from the Company’s ATM business were $5.3 million for the quarter and $13.5 million for the nine months ended September 30, 2001, an increase of 60.2% and 102.9% respectively. This increase is attributable to the higher average number of transacting ATMs, 1,928 for the quarter and 1,848 for the nine months ending September 30, 2001 as compared to 1,837 and 1,200 for the quarter and nine months ended September 30, 2000. Escalating ATM transaction volumes also contributed to the increase. Withdrawal transactions generated by the ATM business for the three and nine month periods ending September 30, 2001 were 2.1 million and 6.6 million respectively as compared to 1.6 million and 2.9 million for the same periods last year. During the last nine months, the Company has actively managed its United States ATM account base, removing ATMs which were not generating adequate transaction volumes to be profitable. The number of ATM units installed in the United Kingdom increased from 916 at September 30, 2000 to 1,201 as of 2001, while ATM units installed in the U.S. declined from 1,031 at September 30, 2000 to 738 at September 30, 2001.

                iATMglobal.net and Strategic Software Solutions, the Company’s e-commerce business, generated $200,000 and $747,000 in gross revenues from contracted software engineering services for the quarter and nine months ended September 30, 2001 compared with $502,000 and $562,000 generated for the same periods last year respectively.

                Sales discounts are the portion of revenue retained by retail customers.  Sales discounts generally vary at individual retail businesses depending on volume – the higher the volume, the greater the discount, and are typically smaller in the ATM business as compared to the photocopy business.  The increase in sales discounts for the quarter ended September 30, 2001 compared to the prior year is $373,000  (13.1%). Year to date discounts increased $359,000 (3.8%) over the same period last year primarily due to increasing ATM transaction volumes.

                Cost of sales on a consolidated basis decreased $899,000 (8.3%) for the quarter and increased $860,000 (3.0%) for the nine months ended September 30, 2001 compared to the same periods in 2000. The ATM business cost of sales increased $46,000 for the quarter and increased $3.0 million for the nine months ended September 30, 2001.   As a percentage of sales, ATM cost of sales decreased from 103.1% to 65.3% for the quarter ended September 30, 2001 as compared to the same period last year, and from 95.2% to 69.3% for the nine months ended September 30, 2001. This reduction as a percentage of sales in the ATM business is primarily attributable to reduced expenses related to third party maintenance and service of the ATM units over last year.  The Company’s e-commerce business cost of sales decreased $79,000 for the quarter and increased $99,000 for the nine months ending September 30, 2001. Photocopy business cost of sales also decreased as compared to the prior year by $847,000 for the quarter and $2.3 million for the nine months ended September 30, 2001 as a result of efficiencies gained from the consolidation of service center locations and reduced copy volumes.

                Selling, general and administrative costs increased $179,000 to $7.3 million for the quarter ended September 30, 2001 on a consolidated basis.  The e-commerce business contributed $84,000 of the increase and $897,000 of the total selling, general and administrative costs for the quarter.  For nine months ended September 30, 2001 selling, general and administrative costs increased $838,000 to $22.2 million on a consolidated basis.  The Company’s e-commerce business contributed $2.2 million of the year to date increase and $3.6 million of the total selling, general and administrative costs for the nine months ended September 30, 2001.  Increases in the e-commerce business were partially offset by a decrease of $1.2 million in the photocopy and ATM businesses selling, general and administrative costs over the same period last year.  Overall year to date selling, general and administrative costs on a consolidated basis remained at 2000 levels as a percentage of sales.

                Interest expense decreased 7.4% for the third quarter in 2001 which is attributable to a lower average outstanding balance on the Company’s revolving line of credit compared to the same quarter in 2000. Year to date interest expense increased 15.0% in 2001. This increase was related to higher interest recorded in the first quarter of 2001 as compared to 2000 due to a higher level of borrowings under the Company’s revolving line of credit and higher interest rates on those borrowings than existed during the same period in 2000.

                Other income decreased $761,000 during the quarter ended September 30, 2001, primarily due to a gain of $151,000 on equipment disposals recorded in the third quarter of 2000 as compared to a loss on damaged and disposal of equipment of $616,000 recorded in the third quarter of 2001.  These losses were partially offset by $186,000 received in conjunction with the Woolwich settlement described below.  Other income increased $847,000 year to date, compared to the same period in 2000, which is primarily due to income recorded as a result of a settlement reached with the State of Massachusetts related to sales tax issues dating back to 1997. Additionally, in the first quarter of 2001 the Company recorded income of $801,000 related to a contract termination settlement with the Woolwich, PLC. Woolwich provided cash inventory and cash management services for all of the Company’s ATMs located in England, Scotland, and Wales during 2000.  In addition, Woolwich provided sponsorship into the LINK cash delivery network in the United Kingdom.  In mid-2000, a change in regulation allowed TRM to be a direct member of LINK.  As a result of this change, and Woolwich’s desire to exit the surcharging market in the United Kingdom, TRM and Woolwich terminated their relationship effective at the end of March 2001.

The Company’s effective tax rate for operations (excluding e-commerce) for the quarter ended September 30, 2001 was 40.3 percent, resulting in an income tax benefit of $317,000. The Company’s e-Commerce business recorded pre-tax losses in the third quarter of  2001 of $579,000 but recorded an income tax expense of $42,000 related to profits earned by Strategic Software Solutions, a subsidiary of iATMglobal.net.  Comparatively, the Company’s e-commerce business recorded a pre-tax loss of $348,000 and an income tax benefit of $143,000 for the quarter ended September 30, 2000. The Company’s effective tax rate for operations excluding e-commerce is 40.8 percent for the nine months ended September 30, 2001 resulting in an income tax benefit of $54,000 compared to 39.1 percent and an income tax benefit of $1,232,000 for September 30, 2000.  The Company’s e-Commerce business recorded pre-tax losses of $2,056,000 for the nine months ended September 30, 2001, but recorded income tax expense of $122,000 related to profits earned by Strategic Software Solutions during the same period, as compared to a pre-tax loss of $889,000 and an income tax benefit of $340,000 for the nine months ending September 30, 2000.

Liquidity and Capital Resources

                At December 31, 2000, the Company was not in compliance with all of its loan covenants.  In February 2001 the Company executed an amendment to its loan agreement waiving past non-compliance and establishing new covenants.  The Company is in compliance with the revised covenants as of September 30, 2001.  The Company’s existing line of credit matures on January 4, 2002, and consequently, the $23.4 million outstanding at September 30, 2001, has all been classified as a current liability. The Company is currently in discussions with its bank for the purpose of renewing its line of credit.

                During the nine months ended September 30, 2001, TRM generated $3.3 million in cashflows from operations and funded $2.5 million in capital expenditures primarily from cash generated from operations. Capital expenditures were primarily for ATM machines, photocopy equipment and computer related expenditures in the e-commerce business.

                The Company currently anticipates approximately $3 million of capital expenditures for calendar 2001, the majority of which will be used to acquire ATM machines for the expanding United Kingdom ATM business.  The Company expects to finance these capital expenditures with cash generated by operations and equipment based financing.

Disclosure Regarding Euro Conversion

                On January 1, 1999, eleven member countries of the European Community began a process to convert their existing sovereign currencies to a single common denomination, the Euro.  The process of conversion is gradual over the next three years, culminating in the eventual removal from circulation of all existing domestic currency for the participating countries.  With the restructuring of its French operation, the Company is no longer directly exposed to the conversion to the Euro occurring in that country.  The Company continues to operate in the United Kingdom which may become subject to the Euro conversion at a later date.

Recent Accounting Pronouncements

On July 20, 2001, the FASB issued two statements, Statement 141, "Business Combinations",  and Statement 142, "Goodwill and Other Intangible Assets",  that amended  APB  Opinion  No. 16, "Business Combinations," and supersede APB  Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.  Beginning January 1, 2002, the Company will no longer amortize its remaining goodwill and certain intangible assets, but will, however, evaluate them for impairment annually. The Company is currently reviewing the statement to determine the overall effect on the Company.

On August 15, 2001, the FASB issued statement 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently reviewing the statement to determine the overall effect on the Company.

On October 4, 2001, the FASB issued statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and APB Opinion No. 30, “Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business”.  The Company is currently reviewing the statement to determine the overall effect on the Company.

Forward-Looking Statements

                Information in “Management’s Discussion and Analysis,” in this Form 10-Q about the Company’s goals, plans and expectations regarding revenues from the ATM business becoming a higher percentage of overall revenue, expanding the Company’s ATM network, pursuing new geographic opportunities for the ATM network, replacing its existing line of credit, capital expenditures and financing of capital expenditures, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The following factors that could cause the actual results to differ materially from the forward-looking statements are:  business conditions in the market areas in which the Company operates, competitive factors, the Company’s ability to expand its current relationships with retailers and broaden its distribution network, successfully developing partnering arrangements with e-commerce providers, business conditions in the geographic areas the Company targets for expansion, the ability of the Company to enter into additional financing arrangements, customer demand for the Company’s services, the Company’s ability to execute its plans in each of its business segments successfully, the volatility of paper costs, and the factors discussed in the Company’s Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.  Any forward-looking statements should be considered in light of these factors .

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

                The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company’s business operations.  The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt.  Additionally, the Company is exposed to interest rate risk related to its credit facility as of September 30, 2001.  Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

                The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada, and the United Kingdom.  The relative amount of business transacted in these countries is outlined in footnote 12 to the Consolidated Financial Statements of the Company’s 2000 Form 10-K.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None

(b) Reports on Form 8-K.

No reports on Form 8–K were filed during the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION
Date:	November 14, 2001	By:	/s/ Daniel L. Spalding
Daniel L. Spalding
President