Form 10-K
period 2001-12-31
TRM CORP
filed 2002-04-01
CIK 749254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Registrant’s telephone number, including area code: (503) 257-8766

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 1, 2002 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $10,225,379. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

As of March 1, 2002 the number of shares of the registrant’s Common Stock outstanding was  7,059,790.

Documents incorporated by reference:

Parts of registrant’s Proxy Statement for the annual meeting of shareholders on June 4, 2002 are incorporated by reference into Part III of this report.

TRM CORPORATION

PART I

ITEM 1.          BUSINESS

General

TRM Corporation delivers convenience services in retail environments to consumers.  The Company currently provides self-service cash delivery and account balance inquiry, delivered through automatic teller machines (ATMs), and photocopy services delivered through TRM CopyCenters™.   TRM’s convenience service locations are easily recognized by the Company’s distinctive yellow trapezoidal signage that has achieved significant consumer recognition.

As used in this Form 10-K, the terms “the Company” and “TRM” refer to TRM Corporation and its subsidiaries, unless the context specifies otherwise.

TRM’s convenience services are made available in high traffic retail locations that are convenient to consumers.  TRM offers its services in over 31,000 retail locations in the United States, the United Kingdom, and Canada. TRM provides the equipment, maintenance, supplies, and point of sale materials required for each of its CopyCenter installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by TRM’s offerings.  The Company offers several programs to its ATM customers which include “full placement” programs or “self-fill” programs. A full placement program is one in which TRM provides for all equipment, maintenance, supplies, including the cash placed in the ATM, and point of sale materials. Self-fill programs require that the merchants provide for the cash inventory and labor required to maintain sufficient cash in the ATM, while TRM provides for the equipment, and point of sale materials.  The Company’s base of installed ATMs includes TRM owned machines and a small number of leased machines. In the fourth quarter of 2001 TRM sold substantially all its assets of its French photocopy operation, including approximately 1,500 photocopiers.

The Company has developed long term contracts with its retail partners, such as grocery, drug, hardware, convenience stores and other retailers, and has entered into relationships with national and regional chain multi-site retailers such as Albertson’s, Eckerd Drugs, The Pantry, Bi-Lo, and international multi-site retailers that include Londis, Martins, Balfour, Couche-Tard,  Depan-Escompt, and WalMart Canada.

The Company believes one of its strengths is the existence of a service and distribution system with both Company operated and service partner operated locations, from which equipment, supplies and parts, as well as office support services, are available to  service technicians who provide support for the Company’s retail partners.   As the result of this extensive service system, TRM is able to provide its customers prompt attention for emergency service requirements in addition to regularly scheduled maintenance.

TRM also provides a multi-lingual customer support call center that supports the English, Spanish, French, and German languages and is available to the Company’s customers domestically and abroad during their business hours.  In addition, the Company’s virtual private network provides a secure communications channel to all of TRM’s personnel. This network provides a secure tunnel through the Internet that allows instant access to TRM’s I/T infrastructure, including ERP, Groupware, and Intranet applications.  A local access telephone number allows Company representatives to securely link to the network at TRM’s world headquarters via their computer modems.

TRM has established a centralized support infrastructure at its headquarters located in Portland, Oregon, where it oversees the management of business and customer locations.  This infrastructure oversees all the requirements of individual states and countries from accounting requirements, to human resources needs, and provides the necessary information systems and technology to conduct business on a global scale. All accounting, training, purchasing, billing and collection functions, as well as coordination of customer service, are centralized in the Company’s headquarters.  Generally, the only personnel outside the Portland headquarters are service and sales personnel.  TRM minimizes costs by buying large quantities of new photocopiers and by centrally purchasing  parts, paper, and toner.  The Company believes that its centralized operating systems and standardized operating procedures enable it to efficiently open in new geographic areas and to install and service thousands of TRM CopyCenters™.

The Company will continue to leverage its cost advantages by  purchasing volumes which allow for cost effective price reductions. The Company is evaluating the cost effectiveness of decentralizing certain of its core functions relating to the United Kingdom. These core functions include accounting, purchasing and certain customer service functions. The Company intends to determine whether decentralization of certain functions could result in reduced costs by taking advantage of time zone differences, localized expertise surrounding statutory and management reporting requirements, and increased flexibility necessary to accommodate changing business model requirements.

During 2000, TRM established a majority owned subsidiary, iATMglobal.net, to develop and commercially establish the ability to deliver multiple products and services through the ATM distribution channel. TRM disposed of its interest in iATMglobal.net through a reorganization agreement completed on February 14, 2002.  iATMglobal.net comprised a substantial portion of the e-Commerce segment of the Company, which contributed a substantial portion of the operating loss of the Company for 2001.

TRM believes its financial position at December 31, 2001 is sound due to a low amount of debt in relation to its asset base and the continued positive cash flow generated by its CopyCenter™ business.  At December 31, 2001, the Company has total long-term debt of $21.5 million compared to total assets of $88.7 million.

The Company was in compliance with the financial ratio covenants under its Loan Agreement with Bank of America N.A. at December 31, 2001. This agreement was amended on January 31, 2002, extending its credit facility through June 30, 2003.  The Company expects its financial position will continue to allow for the implementation of its growth strategy related to its ATM business as discussed under the “Strategy” and “Products and Services” sections.

Strategy

TRM’s is working to execute a business strategy which focuses on growing its ATM services business within the existing infrastructure while optimizing and sustaining the Company’s CopyCenter™ service business.

In the near term, the Company intends to focus its activities on the CopyCenter business in the United States, Canada and the United Kingdom, and on the ATM business in the United Kingdom and United States.

TRM will also be assessing the possibility of expanding both its CopyCenter and ATM businesses into additional geographic areas in which it does not currently operate.

Products and Services

        ATM Business

TRM entered the ATM business in 1999 in portions of both the United States and the United Kingdom. The Company entered the year 2001 with an installed base of 1,857 ATMs and expanded its installed machine base to 2,074 ATMs by December 31, 2001.

TRM ATMs provide cash delivery and balance inquiry services through various banking networks such as Cirrus, PLUS, Discover/Novus, and LINK, and with major credit card companies VISA, MasterCard, and American Express.

TRM was one of the early entrants in the United Kingdom convenience ATM market by being one of the first firms to offer convenience cash delivery and balance inquiry services at retail locations in the United Kingdom during 1999. The Company believes it is one of the largest ISO (independent system operators) or non-bank ATM deployers in the United Kingdom.

Cash delivery and balance inquiry services have been and are expected to be the major revenue drivers of this business.  Past efforts to explore additional internet-based e-Commerce goods and services have been de-emphasized.  The Company expects to continuously refine its product offerings in the ATM marketplace in both the United Kingdom and United States.  The Company believes that the broadening interest for ATM placements in convenience locations will drive demand for lower cost business markets to service that market.

TRM expects to increase the number of retail locations where its cash delivery and balance inquiry services are offered by installing an estimated 2,600 new TRM ATM locations during fiscal year 2002.  The Company believes that its position as an early entrant into the United Kingdom convenience ATM market presents significant business growth opportunity to be achieved in England, Scotland and Wales. The Company expects that the majority of its ATM placements in 2002 will be in that market.  During fiscal year 2001, the Company engaged in an aggressive ATM asset management strategy designed to assess the profitability of certain of its installed ATM locations. This strategy resulted in the removal of a portion of its ATM installed base and the redeployment of those machines into higher transaction volume locations. This resulted in an overall number of installed machines in the US that was comparable to that of 2000.  The UK experienced a net unit growth of approximately 200 machines. As the Company’s installed base of ATMs continues to mature, providing a basis for evaluating profitability, the Company expects to deploy its ATMs in accordance with historical profitability metrics.

        Photocopiers

As of December 2001, TRM owned and maintained approximately 29,700 self-service CopyCenters™ in retail establishments such as grocery retailers, pharmacies, stationery stores, hardware stores and gift shops located in 5 countries. TRM’s photocopy services include the installation, maintenance, and supply of photocopiers and the regular monitoring of their usage.  Each TRM CopyCenter™ consists of a photocopier, a machine stand, advertising signs, and in some cases, a coin-operated unit.  Each retail business collects payment from its customers, shares in the revenue generated by the TRM Copy-Center™ and benefits from any increase in walk-in traffic.  The Company invoices and collects payment from each retailer monthly.

TRM has become the leading provider in self-service photocopying in many of the markets it serves by focusing on service and convenience.

The Company services its CopyCenters™ and provides all necessary supplies.  The retail business supplies the space and electrical power for the TRM CopyCenter™ and supervises its use.  Consumers report the number of uses of the TRM CopyCenter™ to the retail business cashier, who collects payment.  Each month, the retail business keeps a percentage of the TRM CopyCenter™'s revenue, generally based on a sliding scale related to usage as recorded by the TRM Copy Center™'s tamper-proof internal counter, and remits the remainder to TRM.

All accounting, training, purchasing, billing and collection functions, as well as coordination of customer service, are centralized in the Company’s headquarters in Portland, Oregon.  Possible decentralization of certain functions necessary to support the growth of operations in United Kingdom is being considered.  Generally, the only personnel outside the Portland headquarters are service and sales personnel.  TRM minimizes costs by buying economic order quantities of new photocopiers and by centrally purchasing parts, paper, and toner.  The Company believes that its centralized operating systems and standardized operating procedures enable it to efficiently open in new geographic areas and to install and service thousands of TRM CopyCenters™.  The Company will continue to leverage its cost advantages by purchasing volumes that allow for cost-effective price reductions and by expanding its sourcing relationships to include lower cost providers.

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

In October 2001, the Company sold substantially all of the assets of its French operation including approximately 1,500 self service CopyCenters to a newly formed French entity, 81% owned by that operation’s former management team. The Company holds a 19% interest in the new entity.  The restructuring resulted in a $1.5 million loss on disposal of these assets and the reversal of deferred tax assets associated with the French operations. Historically, the French operation had negatively effected the earnings of the Company.

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

Coin-operated photocopiers are sometimes located in retail establishments similar to TRM’s locations.  While these coin-operated photocopiers provide a similar service to TRM CopyCenters™, the Company believes they do not pose a significant competitive threat to the majority of TRM’s retail customers.

The Company is aware of several self-service, non-coin-operated space photocopier businesses using the retail business concept.  To the Company’s knowledge, each is limited to a relatively small geographic market and a relatively small number of photocopiers.  Because of barriers to entry in the Company’s business, such as developing operating systems, establishing sources of supply, and achieving economies of scale, the Company does not believe any of these competitors currently represents a significant threat to the Company’s business.

Personal copiers provide a substitute for TRM CopyCenters™.  While consumers are increasing ownership of personal copiers, the Company does not believe that this has a significant adverse effect on its business.  The Company is unable to predict whether a technological or price breakthrough might increase sales of personal copiers and reduce demand for the Company’s copy services in the future.

The convenience cash delivery and balance inquiry market is, and is expected to remain, highly competitive.  The Company’s principal competition is expected to come from national and regional banks, but the Company will also compete with other independent providers of cash delivery and balance inquiry services. The independent ATM business has become increasingly competitive, as entities other than banks have entered the market with relatively few barriers to entry.  Currently, these competitors offer similar services to those offered by the Company.

Quarterly Seasonality

Historically, the Company has experienced slightly higher than average CopyCenter revenue in the January-March and April-June quarters which coincide with tax season in the U.S.  The Company experiences slightly lower than average CopyCenter revenues per retail location during July-September with European countries having extended holiday periods during this time of year. The Company continues to evaluate seasonality of its ATM convenience services business as its installed base continues to grow and mature.  In reviewing historical ATM transaction volume levels, no clear seasonality trends have emerged.

Key Partner and Supply Relationships

TRM has procured substantially all of its ATMs under a strategic relationship with NCR.  The Company purchases PC-based ATMs that it believes are best suited for deployment into retail environments and provides upgrade scalability for the future.  The ATMs offer color display, PC-based architecture, thermal printing, and dial-up and remote monitoring capabilities.  By working closely with NCR, TRM has developed its convenience cash access and balance inquiry services delivered through its ATMs that have the built-in ability to provide consumer access to e-commerce goods and services in the future at convenient locations.

In March 2000, the Company obtained a new source for vault cash inventory in its U.S. ATM network by establishing a $30.0 million financing facility to access a commercial paper conduit to provide vault cash for its ATM network.  This agreement resulted in the removal of the cash and underlying bank borrowings from the Company’s balance sheet.  The financing was completed off the Company’s balance sheet on a non-recourse basis.  As such, the ATM vault cash inventory and related debt financing was removed from the balance sheet as of March 31, 2000.

TRM entered into the UK ATM market through a strategic banking relationship with Woolwich PLC to provide ATM services in the United Kingdom.  Woolwich provided cash inventory and cash management services for all of TRM’s ATMs located in retail establishments in England, Scotland and Wales.  In addition, Woolwich provided sponsorship into the LINK cash delivery network in the United Kingdom. In mid-2000, a change in regulations allowed TRM to be a direct member of LINK. As a result of this change, and Woolwich’s desire to exit the surcharging ATM market in the United Kingdom, TRM and Woolwich terminated their relationship in March 2001.

TRM entered into strategic relationships early in 2001 with Alliance & Leicester PLC and its affiliate, Girobank PLC to provide cash inventory and certain services to some of TRM’s ATM’s in the United Kingdom.  This relationship also provides for co-branded machines with Alliance & Leicester, which is expected to be a significant source of growth for TRM in the UK ATM market.

TRM has maintained a strategic relationship with Konica since 1997.  In the beginning of the relationship, Konica worked closely with TRM to develop the NextGen™ photocopiers, which have now been installed in over 21,564 of the Company’s 29,707 CopyCenter™ locations worldwide.

In addition to the establishment of these strategic partnerships, TRM has established relationships with parts suppliers, to assure that the needs of TRM’s customers can be met at all times by its service technicians.  Based on these relationships with suppliers, the Company believes it has sufficient stock and resources at hand to assure that the needs of the business are met.

Employees

As of December 31, 2001, the Company had 429 employees, most of whom were full time.  Two hundred twenty seven are in field service, and 202 are in sales, accounting, marketing, customer service, purchasing, billing, administration, training, and production and warehouse functions.  None of the Company’s employees are represented by unions.  The Company believes it has good relations with its employees.

Trade Marks

Most TRM convenience locations are identified by distinctive yellow, green and black trapezoidal signs bearing “TRM ATM,” “Got cash?,” “Cash Machine,” “TRM Copies,” “TRM Photocopies.”  In France, the Company operated under the name of FPC France Ltd.  TRM and FPC’s signs are registered trademarks.  The Company registered “NextGen™" as it relates to black and white technology photocopiers.

Governmental Regulation

The Company’s two businesses, cash delivery and balance inquiry and photocopy services, are not subject to significant governmental regulation.  Various regulations have been proposed to reduce or eliminate amounts charged to users (commonly referred to as surcharges or convenience fees) of ATMs.  The enactment of such regulations would impact the profitability of individual convenience locations and may cause the Company to withdraw from markets in such jurisdictions.  Occasionally, local zoning and sign regulations prohibit a retail business from displaying the Company’s signage on exterior walls or windows that identify a TRM convenience service location.  In addition, local zoning or use restrictions may prohibit the Company from opening a convenience service location in an otherwise desirable retail business.  These restrictions, however, are not expected to have a material adverse effect on the Company’s expansion plans.

ITEM 2.          PROPERTIES

The Company leases approximately 59,250 square feet of office and warehouse space for its team headquarters in Portland, Oregon.  The leases expire in 2010, with options to renew for an additional five years.  Such space is currently adequate for the Company’s business.

The Company leases warehouse space for 50 Service Center locations outside Portland, Oregon, in the USA and abroad.  A Service Center location typically consists of approximately 2,000 to 7,000 square feet of office and warehouse space.  The leases typically run for three to twelve years, some with extensions available upon exercise of renewal options.  The Company does not anticipate any difficulty in locating or, if necessary, relocating Service Center locations.

ITEM 3.          LEGAL PROCEEDINGS

Mr. Frederick Paulsell, a director of the Company, and certain members of his family have filed a lawsuit against Messrs. Edward Cohen and Daniel G. Cohen, also directors of the Company, ReadyCash Investment Partners, LP, a significant shareholder of the Company, and ReadyCash GP, Inc., the general partner of ReadyCash, and others, alleging that the defendants agreed to purchase one million shares of the Company’s common stock for $13 a share from Mr. Paulsell and his family members at or around the time of the investment transaction between ReadyCash and the Company in the spring of 1998. Mr. Paulsell and his family claim that Messrs. Edward Cohen and Daniel G. Cohen have breached this alleged agreement and the defendants are liable to Mr. Paulsell and his family members for damages of at least $12 million for breach of contract, common law fraud and securities fraud.

Messrs. Edward Cohen and Daniel G. Cohen and the other defendants have denied the allegations of Mr. Paulsell and his family members and have filed a counterclaim alleging common law fraud and securities fraud against Mr. Paulsell arising out of (1) Mr. Paulsell’s alleged failure to disclose his alleged agreement to sell his stock to the defendants and (2) Mr. Paulsell’s alleged failure to disclose certain alleged facts before the closing of the investment in TRM by ReadyCash Investment Partners, L.P.  Mr. Paulsell has filed a motion to dismiss the defendants’ counterclaims.  This motion is now pending before the court.

Messrs. Edward Cohen and Daniel G. Cohen, on the one hand, and Mr. Paulsell, on the other hand, have each sought indemnification by the Company for any liability arising out of the claims described above, including the costs of defense, and have requested that the Company reimburse them for expenses incurred to date.  The Company has notified its insurance carrier of these claims, and the insurance carrier’s initial response is that Edward and Daniel Cohen’s claim would not be covered by the Company’s directors and officers insurance policy.

The Audit Committee of the Board of Directors of the Company informed Mr. Paulsell on February 15, 2002 that his request for indemnification and reimbursement of expenses was presently denied by decision of the disinterested members of Company’s Board of Directors.

The disinterested members of the Board of Directors of the Company have concluded that Edward and Daniel G. Cohen  are entitled to reimbursement of defense costs up to $50,000 on a prospective basis.  The Company has yet to reimburse the Cohens for any costs of defending the litigation.

On February 22, 2002 the Company commenced litigation against Mr. Paulsell asserting that if  Mr. Paulsell made an agreement as he alleges in his lawsuit against the Cohens and others such an agreement usurped a corporate opportunity of TRM and constitutes common law fraud and breach of fiduciary duty and was wrongfully taken by Mr. Paulsell.  Alternatively, if Mr. Paulsell’s allegations in his litigation against the Cohens are untrue, the Company’s suit alleges, then that litigation was initiated without foundation and knowing it would cause damage to the Company.  The suit seeks a constructive trust in favor of the Company on the recovery, if any, by Mr. Paulsell resulting from his legal action described above.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

ITEM 4(a).     EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company as of March 15, 2002.

Name	Age	Position
Kenneth L. Tepper	40	Chairman of the Board of Directors

Daniel L. Spalding	48	President

Danial J. Tierney	46	Senior Vice President, North America Business

Gary M. Cosmer	31	Vice President of Information Systems and Chief Technology Officer

Bryan Clark	42	Vice President of U.S. Business

Rebecca J. Demy	40	Corporate Controller

Kenneth L. Tepper has served on the Board of Directors of the Company since June 1998 and was subsequently elected Chairman of the Board in June 2001.  Previously, Mr. Tepper was President and CEO of USABancShares, a Federal Reserve bank holding company and BankPhiladelphia, an FDIC insured financial institution where he served from 1995 through 2000.  Prior to 1995, Mr. Tepper served in a number of capacities within the financial institutions industry, including as Director of Merchant Banking for Eagle Bancshares in Atlanta, Georgia and as Corporate Counsel for Royal Bank of Pennsylvania.  He is currently a Director of the Pennsylvania Industrial Development Authority (PIDA) and former Chairman of the Republican Party Finance Committee for the Commonwealth of Pennsylvania during the Ridge Gubernatorial campaign.

Daniel L. Spalding was appointed President in October 2001.  Mr. Spalding joined the Company in April of 2000 as Chief Financial Officer and was promoted to Senior Vice President and Chief Financial Officer in May of 2001.  Prior to joining TRM, Mr. Spalding was Senior Vice President of PacifiCorp, a diversified electric utility, since 1992, and Chairman and Chief Executive Officer of its Powercor Australia subsidiary since 1995. Mr. Spalding holds a B.B.A. degree from the University of Wisconsin-Whitewater.

Danial J. Tierney joined the Company in January of 1995 and was appointed Senior Vice President of Sales and Marketing in January 1999.  He is currently Senior Vice President, North America Business.  For 16 years prior to joining TRM, Mr. Tierney was employed by Spectra Physics Scanning Systems, Inc. and its affiliates in various locations and in positions of increasing responsibility, most recently in Eugene, Oregon, as Director of Marketing.  He holds a B.S. degree from the University of California, Berkeley, and a M.B.A. from the University of Santa Clara.

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

Bryan R. Clark was appointed Vice President of Photocopy Business in January 2000, and is currently Vice President of U. S. Business.  He joined TRM in March of 1997 as a Regional Sales Manager and was promoted to U.S. Director of Sales in April of 1999.  Mr. Clark spent the first few years of his career as an accountant in the oil and gas industry.  From 1986 to

February 1997, Mr. Clark worked as a broker, financial planner and sales manager for Merrill Lynch.  Mr. Clark holds B.A. degrees in both Finance and Accounting.

Rebecca J. Demy joined the Company in July 1999 and as the Corporate Controller was elected officer of the Company in January 2002.  Before joining the Company, Ms. Demy spent two years at Planar Systems, Inc, a high technology manufacturer of flat panel displays as Accounting Manager. Prior to that, she was an Audit Senior at KPMG, LLP in Portland, Oregon where she earned CPA certification in 1997.  She has held accounting positions with various companies and with increasing responsibility for over 11 years.  Ms. Demy holds a BBA degree from the University of Portland.

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock has been traded on the NASDAQ National Market System since December 18, 1991 under the symbol TRMM.

At March 1, 2002 there were 248 shareholders of record of the Company’s Common Stock and 7,059,790 shares were outstanding.  The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company’s outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.

The Company did not pay any dividends related to common stock in fiscal years 1999, 2000, or 2001.  The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends to Common Stock shareholders in the foreseeable future.  The Company paid Series A Preferred Stock dividends of $1.5 million in fiscal year 1999,  and $1.1  million during fiscal year 2000.  The Company ceased paying dividends on the Series A Preferred Stock late in year 2000. At December 31, 2001 the Company had $1,877,000 in accrued Series A Preferred Stock dividends.

The Company’s amended loan agreement prohibits the payment of preferred dividends except dividends payable in the form of additional preferred shares of the Company’s’ stock (see “Liquidity and Capital Resources”). The Company does not anticipate the payment of preferred dividends in the form of additional shares of preferred stock.

Common Stock Price History

The following table sets forth the high and low sale prices for the Company’s common stock in each of the last 8 quarters as reported by the NASDAQ National Market System.

	High	Low
2000
1st Quarter	$7.063	$6.813
2nd Quarter	$7.000	$4.750
3rd Quarter	$6.000	$2.031
4th Quarter	$3.500	$0.563

2001
1st Quarter	$2.875	$1.000
2nd Quarter	$2.050	$1.000
3rd Quarter	$2.410	$1.156
4th Quarter	$2.250	$0.844

ITEM 6.          SELECTED FINANCIAL DATA

The selected financial data presented below for, and as of the years ended December 31, 1999, 2000 and 2001 have been derived from the audited financial statements of the Company.  Quarterly financial data is included in footnote 14 included in the financial statements beginning at F-1 of this report.  This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

Selected Financial Data

(In thousands, except per share and other operating data)

	Fiscal Year ended June 30,	Fiscal Year ended June 30,	Six-month period ended December 31,	Fiscal Year ended December 31,	Fiscal Year ended December 31,	Fiscal Year ended December 31,
	1997	1998	1998	1999	2000	2001
Sales	$69,881	$68,352	$33,334	$68,338	$76,081	$78,987
Sales Discount	(11,676)	(11,331)	(5,802)	(12,099)	(12,268)	(12,810)
Net Sales	58,205	57,021	27,532	56,239	63,813	66,177
Gross Profit	29,816	28,797	13,267	26,173	24,380	26,672
Operating income (loss)	5,283	(220)	1,830	3,568	(5,311)	(4,358)
Income (loss) before cumulative effect of change in accounting principle	2,575	(582)	1,311	2,090	(4,755)	(5,956)
Cumulative effect of change in accounting principle	—	—	—	—	856	—
Net income (loss)	2,575	(582)	1,311	2,090	(3,899)	(6,462)
Preferred Stock Dividend	—	—	(785)	(1,500)	(1,500)	(1,500)
Net income (loss) available to common stockholders	2,575	(582)	526	590	(5,399)	(7,962)
Basic net income (loss) per share before accounting change	0.39	(0.08)	0.07	0.08	(0.88)	(1.13)
Diluted net income (loss) per share before accounting change	0.35	(0.08)	0.07	0.08	(0.88)	(1.13)

Pro Forma Amount , assuming the change in accounting was applied retroactively;

Cumulative effect of accounting change per share	—	0.01	0.02	0.09	—	—
Net income (loss) per share after accounting change	0.35	(0.07)	0.09	0.17	(0.88)	(1.13)

Balance Sheet Data:
Working capital	9,886	22,277	14,222	25,298	(3,072)	(2,742)
Total assets	50,478	75,606	79,152	95,906	110,920	88,695
Long-term debt	400	—	—	23,192	21,513	20,731
Preferred stock	—	19,853	19,798	19,798	19,798	19,798
Shareholders’ equity	38,828	60,060	61,325	61,279	54,547	45,332

Other Operating Data:
TRM Copy Centers	34,796	33,349	30,953	34,414	33,355	29,707
ATM locations	—	—	—	443	1,857	2,704

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Selected Financial Data” included herein and the consolidated financial statements and the related notes thereto of the Company incorporated by reference or included elsewhere.  The following information contains forward-looking statements which involve certain risks and uncertainties.  See “Forward-Looking Statements.”

OVERVIEW

General

In 2001, TRM engaged in an aggressive asset management strategy which resulted in the removal and redeployment of some of its low transaction volume ATMs to higher volume sites.  The Company grew its ATM services business in the United Kingdom and continued development of its e-commerce business while its core Photocopy services business generated solid revenue and cash flow. Financial results for the year were adversely effected by losses associated with the expansion of the ATM services business and continued losses resulting from further development costs and costs associated with the anticipated sale of the e-commerce business.

TRM disposed of its interest in iATMglobal.net via a reorganization agreement completed on February 14, 2002. iATMglobal.net comprised a substantial portion of the e-commerce segment of the Company, which contributed $4.2 million of the operating loss in 2001 as compared to a $2.2 million operating loss in 2000.  Losses before interest, taxes and minority interest for the e-commerce business were $2.0 million and $4.1 million in 2000 and 2001, respectively. The increased losses were due to increased business development costs, as well as severance, and other non-labor costs accrued in 2001 in anticipation of the sale of iATMglobal.net early in 2002.  The portion of the e-commerce business retained by the Company, Strategic Software Solutions, contributed $1.1 million in revenues in 2001 as compared to $838,000 in 2000.

Restructuring of the Company’s French operations occurred in October 2001, through the sale of substantially all of the operation’s assets to a newly formed French entity in which the Company holds a 19% interest.  The Company’s net loss for 2001 included losses of $0.6 million from operations of the French business and a loss of  $1.5 million from disposal of those assets.

The Company launched ATM operations in the first quarter of 1999 in the United States, and the third quarter of 1999 in the United Kingdom. The Company ended the year 2001 with 857 operating units deployed in the United States and 1,217 in Europe.  The ATM business contributed $18.9 million to annual gross revenues, an 81.5% increase over 2000. Operating losses generated in the ATM business decreased to $1.5 million in 2001 from $2.5 million in 2000, primarily due to a reduction in the cost of sales as a percentage of revenue to 66.5% in 2001 from 91.9% in 2000.  The losses before interest, taxes and minority interest from the ATM business decreased to $4.4 million in 2001 from $8.6 million in 2000. The Company expects that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future as it expands the placements and product offerings in this business, and pursues new opportunities.

In the Photocopy business, the number of service areas in which the Company operates includes 30 TRM service centers in the United States, 5 in Canada, and 15 in the United Kingdom which is a decrease of 17 service centers as compared to 2000.  The reduction in the number of US service centers is the result of the consolidation of several locations in order to increase efficiencies and to take advantage of economies of scale and the associated cost reductions, coupled with an increase in the use of third party service providers.  Third party service providers support the Company’s customers in 198 additional service areas up from 167 in 2000. In 2001, the Photocopy business generated $3.6 million dollars in earnings before interest and taxes as compared to $5.5 million in 2000.  In implementing the NextGen™ program, the Company has been able to convert over 80% of its revenue stream to three- to five-year agreements.  The long term agreements were achieved as larger chain stores perceived increased quality in the machines the Company is able to offer coupled with the Company’s reputation for superior customer service.

The Company’s balance sheet maintains a low debt to asset ratio. However, losses associated with the Company’s ATM and e-commerce businesses have adversely effected the Company’s financial ratios and compliance with its debt covenants. Early in 2001 the Company reached agreement with Bank of America to waive existing non-compliances and amend the applicable covenants for 2001. At December 31, 2001 the Company was in compliance with the amended covenants. Early in 2002 TRM also obtained another amendment to its loan agreement with Bank of America.  The amendment extends its existing credit facility through June 2003 and modifies the covenant requirements, with which the Company expects to comply.

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

Restructuring of the Company’s French operations occurred in October 2001, through a sale of substantially all of the assets of this operation to a newly formed French entity in which the Company has a 19% ownership interest.  The net loss for 2001 included losses of $0.6 million from operations of the French business and a loss of $1.5 million from disposal of the assets. The operating results of France are included in the consolidated financial statements through September 30, 2001. The investment in the new entity is being recognized on a cost basis of $344,000 at December 31, 2001 and is presented in the caption “Other assets” on the balance sheet.

TRM disposed of its interest in iATMglobal.net via a reorganization agreement completed on February 14, 2002. iATMglobal.net comprised a substantial portion of the e-commerce segment of the Company, which contributed $4.2 million of the operating loss in 2001 as compared to a $2.2 million operating loss in 2000.

The unaudited pro forma financial information (refer to Note 12 of the consolidated financial statements) presented is filed as part of this current report to reflect TRM Corporation’s agreement with NCR Corporation to reorganize iATMglobal.net, a majority owned subsidiary of TRM Corporation. On February 14, 2002, the Company signed the agreement to form a new wholly owned subsidiary, S-3, and to exchange substantially all its common shares of iATMglobal.net for iATMglobal.net’s common shares of Strategic Software Solutions.

Results of Operations

The following tables set forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page F-3 of this Form 10-K).

	Percentage Change
	Fiscal Year Ended December 31, 1999	Fiscal Year Ended December 31, 2000	Fiscal Year Ended December 31, 2001
Sales	(0.60)%	11.30%	3.80%
Sales discounts	2.10	1.30	4.40
Cost of sales	5.60	31.10	0.20
Selling, general and administrative	(2.50)	31.30	4.50
Special charges	100.00	—	—
Operating income (loss)	255.40	(248.80)	(17.90)
Interest Expense, net	232.30	429.60	4.80
Other, net	(23.40)	(37.00)	(348.00)
Income (loss) before income taxes andcumulative effect of accounting change	273.80	(295.40)	(12.40)
Provision for income taxes	273.40	(247.10)	(124.80)
Income (loss) before cumulative effect of accounting change	—	(327.50)	(35.90)
Cumulative effect of accounting change	—	100.00	(100.00)
Net income (loss)	274.00%	(286.60)%	65.70%

	Percentage of Sales Fiscal Years Ended December 31,
	1999	2000	2001
Sales	100.00%	100.00%	100.00%
Sales discounts	17.70	16.10	16.20
Cost of sales	44.00	51.80	50.00
Selling, general and administrative	33.10	39.00	39.30
Operating income (loss)	5.20	(6.90)	(5.50)
Interest Expense, net	0.60	2.80	2.90
Other, net	(0.50)	(0.20)	0.60
Income (loss) before minority interest	5.10	(9.50)	(9.00)
Minority Interest	—	0.60	1.50
Income (loss) before income taxes and cumulative effect of accounting change	5.10	(8.90)	(7.50)
Provision (benefit) for income taxes	2.00	(2.60)	0.60
Income (loss) before cumulative effect of accounting change	3.10	(6.30)	(8.20)
Cumulative effect of accounting change	—	1.20	—
Net income (loss)	3.10%	(5.10)%	(8.20)%

Fiscal Year ended December 31, 2001 Compared to Fiscal Year ended December 31, 2000

For the year ended December 31, 2001, consolidated sales increased by $2.9 million (3.8%) to $79 million from $76.1 million for 2000.  Photocopy sales were down by $5.9 million (9.03%), but average billed revenue per unit increased 1.96%.  The increase in billed revenue per unit was primarily the result of a decrease of 10.5% in the number of billed units combined with  a decrease in overall copy volume of only 8.05%.  Billed revenue per unit refers to the revenue recorded as a result of actual machine meter readings obtained without consideration for accruals or deferrals of revenue resulting from the timing differences between the last day of the month and the date the meter readings are obtained. Additional accruals and deferrals of revenue can result when meter readings on newly installed or pulled machines do not coincide with the actual calendar month.  The Company has adjusted its meter reading dates in order to more closely match meter readings with a complete calendar month in order to mitigate the need for accruals and deferrals going forward

Revenues from the Company’s ATM business increased to $18.9 million (81.5%) during 2001 from $10.4 million in 2000.  The Company experienced this significant increase in ATM revenues due to increases in the Company’s base of installed ATM units of approximately 200 on a consolidated basis and an asset management strategy that included moving ATMs from low transaction volume sites to higher volume sites. Withdrawal transactions per unit increased to 4,762 in 2001 from 3,428 in 2000, an increase of 38.9%. Revenue per unit increased to $8,923 in 2001 from $6,665 in 2000.

Sales discounts are the portion of revenue retained by retail customers.  Sales discounts are greater in the photocopy business than in the ATM business and generally vary at individual retail businesses depending on volume — the higher the volume, the greater the discount.  Sales discounts as a percentage of sales in 2001 compared to 2000 remained constant at 16%.

Cost of sales as a percentage of revenue decreased 1.8% on a consolidated basis.  Cost of sales in the ATM business as a percentage of contributed revenue decreased to 66.5% in 2001 from 91.9% in 2000.  The reduction is primarily a result of increased revenue per unit of 33.9% while labor and materials related costs remained relatively constant.  These results are consistent with expectations as ramp up periods for ATM sites stabilize and sites continue to mature.  Due to the percentage of overall revenue and associated costs of sales contributed by the ATM business, 23.9% and 31.7% respectively, significant changes in consolidated results associated with the ATM business will not be realized until the ATM business becomes a larger portion of the overall business. Gross margin in the ATM business grew to 21.8% in 2001 from 2.6% in 2000.  Cost of sales associated with the CopyCenter business decreased to 44.9% of contributed revenue from 45.3% in 2000.

Selling, general and administrative costs as a percentage of revenue on a consolidated basis increased to 39.3% from 39.0% in 2000.  The increases in these costs in the ATM and CopyCenter businesses were primarily due to increases in labor, marketing and consulting related expenses necessary to support growth.  The e-commerce business contributed $4.9 million to selling, general, and administrative costs, up from $2.5 million in 2000, an increase of 96.0%.  This increase is due primarily to labor and other costs associated with the attempt to develop this business.  The Company also incurred $500,000 in severance costs for former executives of the Company.

Interest expense remained constant as percentage of sales in 2001 compared to 2000.  The Company’s average outstanding balances on its line of credit were $25.0 million in 2001 and $25.1 million in 2000.  The Company had an average of $19.3 million and $24.8 million of its outstanding line of credit that was subject to lower LIBOR-based interest rates in 2000 and 2001 respectively.  During the year 2001 the Company reduced its outstanding balance on its line of credit by $6.7 million but had a larger portion of the outstanding balance on its line of credit subject to higher non-LIBOR based rates.

Other expense increased by $703,000 to $501,000 of expense in 2001 compared to $202,000 of other income in 2000.  The increase was primarily the result of a $1.5 million loss on disposal of assets related to the sale of the French operations in October 2001. This loss was partially offset by income of $995,000 received for a settlement reached with Woolwich resulting from the contract termination in the first quarter of 2001.

The Company’s effective tax rate for the year ended December 31, 2001 was 8.5 percent, resulting in income tax expense of $506,000, compared to an effective rate of a 30% percent benefit in 2000.  The change in the effective tax rate for fiscal year 2001 as compared to fiscal year 2000 is due to the valuation allowance of $2,084,000 related to the Company’s net operating losses and to the write-off of net operating losses as a result of amended tax returns for which credits will not be obtained.  The effective tax rate would be a 30.4% benefit exclusive of these two items.

The Company’s net loss before cumulative effect of change in accounting method on a consolidated basis increased $1.7 million to $6.5 million in 2001 from $4.8 million in 2000.  The decrease in ATM losses before interest and taxes from $8.6 million in 2000 to $4.4 million in 2001 were partially offset by a loss of $1.5 million in the CopyCenter business associated with the sale of substantially all of the assets of the French operation in October 2001, a reduction in operating income in the photocopy business, as well as an increase in losses in the e-commerce business of $2.0 million over 2000.  The Company anticipates that the sale of the French operation and iATMglobal.net in the first quarter of 2002 will have a positive impact on the overall earnings of the Company in the future.

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

Revenues from the Company’s ATM business increased to $10.4 million during 2000 from $1.43 million in 1999.  The Company experienced this significant increase in ATM revenues due to increases in the Company’s base of installed ATM units.

Sales discounts are the portion of revenue retained by retail customers.  Sales discounts are greater in the photocopy business than in the ATM business and generally vary at individual retail businesses depending on volume - the higher the volume, the greater the discount.  The downward trend in sales discounts as a percentage of sales in 2000 compared to 1999 reflects the decrease in overall copy volume per unit and the increased size of the ATM business..

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

During the year ended December 31, 2000, interest expense increased to $2.2 million from $412,000 in 1999.  The increase was due to an increase in borrowings on the Company’s revolving line of credit during 2000 primarily as the result of increased borrowings to finance the purchase of ATMs related to the expansion of the ATM business and the formation of the e-commerce subsidiary.

Other income decreased to $202,000 from $321,000 during the year ended December 31, 2000 compared to 1999.  The decrease was primarily due to the reduction in interest income earned caused by the decrease in cash balances.

The Company’s effective tax rate for the year ended December 31, 2000 was 30 percent, resulting in an income tax benefit of $2 million, compared to an effective rate of 39.9 percent in 1999. The change in the effective tax rate for fiscal year 2000 as compared to fiscal year 1999 is due to the valuation allowance of $765,000 related to the subsidiary’s net operating loss.  The effective tax rate would be 39.6% if the valuation allowance had not been recognized.

Liquidity and Capital Resources

During 2001, TRM generated $6.7 million in cashflows from operations and increased its net working capital from $(3.1) million at December 31, 2000, after reclassifications for comparison to 2001, to $(2.7) million at December 31, 2001. The Company also has a $22.5 million bank line of credit, with $20.6 million in borrowings and $.7 million in standby letters of credit outstanding at December 31, 2001.  The Company was in compliance with all loan covenants at December 31, 2001.  In January 2002, the Company executed an amendment to its loan agreement establishing new covenants for 2002.  Under this amended agreement, the line of credit will reduce quarterly to a level of $21.1 million at December 31, 2002 and will mature on June 30, 2003.

During 2001, the Company funded capital expenditures of $2.4 million primarily from cash which was available as of December 31, 2000 and cash generated from operations.  Capital expenditures were primarily for installations of NextGen™ copiers and NCR ATM machines.

In March 2000, the Company established a financing facility to access a commercial paper conduit to provide vault cash for its U.S. ATM network.  The financing was completed off the Company’s balance sheet on a non-recourse basis, via a special purpose entity in which neither the Company nor any of its affiliates has an interest.  The cash at all times remains the property of the special purpose entity, however, the Company does assume substantially all risk of loss while the cash is in or being distributed to its ATM network.  During the life of this facility, the Company has accessed amounts ranging from $20 million to $30 million under this facility and paid a total of $1,096,676 in 2001 and $1,513,589 in 2000 to the special purpose entity for use of the cash. The facility matures in March 2005. The Company is presently in negotiation to amend this facility.

The Company’s United Kingdom ATM business obtains vault cash under an agreement with a local bank.  Vault cash obtained under the program remains the property of the bank, however, the Company does assume substantially all of the risk of loss while the cash is in or being distributed to its ATM network.  During 2001, the Company has accessed amounts from £6.5 million ($9.8 million) to £36.9 million ($52.8 million) and paid a total of £1.2 million ($1.8 million) for use of the cash.

The Company currently anticipates capital expenditures of approximately $9.9 million during 2002, most of the expenditures will be used to acquire ATM and photocopy machines and the remainder will be used to acquire computer related systems and other capital items.  The Company had signed an agreement with Konica to purchase 10,000 additional photocopiers in 2000.  This agreement was amended to 6,700 additional photocopiers, 3,300 and 190 of which were purchased in 2000 and 2001 respectively.  The Company expects to purchase from Konica approximately 2,200 additional photocopiers during 2002 at a cost of approximately $2.9 million.  The Company expects to finance these capital expenditures with cash generated from operations.  The Company intends to seek longer term financing of its asset base in the upcoming year.

The Company expects that operations will continue for 2002, with the realization of assets, and discharge of liabilities in the ordinary course of business.  The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the bank line of credit.  If operations are not consistent with management’s plan, there is no assurance, however, that the amounts from these sources will be sufficient for such purposes.  In that event, or for other reasons, the Company may be required to seek alternative financing arrangements.  There is no assurance that such sources of financing will be available if required, or if available, will be on terms satisfactory to the Company.

A summary of the Company’s contractual commitments and obligations is as follows:

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$96	$19	$58	$19	$—
Capital lease obligations	126	41	85	—	—
Operating leases	11,308	2,986	6,137	531	1,654
Other long-term obligations	2,860	2,860	—	—	—

Total contractual cash obligations	$14,390	$5,906	$6,280	$550	$1,654

	Amount of Commitment Due by Period
Other Commercial Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Lines of credit	$20,607	$217	$20,390	$—	$—
Standby letters of credit	700	700	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$21,307	$917	$20,390	$—	$—

The Company has $1,877,000 accrued for Series A Preferred Stock dividends as of December 31, 2001. TRM ceased paying these dividends late in the year 2000.  The Company’s loan agreement prohibits the cash payment of preferred dividends.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses TRM Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgements, including those related to customer bad debts, inventories, investments, intangible assets, income taxes, financing operations, and litigation.  Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

TRM maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of TRM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

TRM writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company is partially self-insured for purposes of providing medical insurance benefits to its employees.  The Company records estimated reserves equal to approximately 2.5 months of historical expense after consideration of historical trends, known or reasonably estimated expenses, and aggregate stop loss coverages provided by its insurance carrier.  Should actual expenses be greater than estimated, additional expense related to medical insurance claims may be recorded.

TRM records a reserve for cash losses in its ATM network resulting from theft and vandalism.  These estimates are based upon historical losses as well as insurance coverage limitations.  Should actual occurrences of theft result in greater losses than anticipated, additional expense related to actual losses may be recorded.

TRM’s use of the units-of-production method of depreciation on a portion of its photocopier assets requires the use of estimates related to the useful life of such assets.  TRM has determined that the useful life of these assets is an average of 500,000 copies per machine.  If actual copies produced differ significantly from estimated useful life at the time of asset disposal, further write downs equal to the remaining carrying value may be required.  If future losses on disposal of this class of photocopiers becomes evidence of a shorter useful life than originally estimated, a change is accounting estimate relating to depreciable life may be required resulting in additional depreciation charges on a prospective basis.

TRM holds a minority interest in a French entity having operations or technology in areas within or adjacent to its strategic focus, which is a non-publicly traded company whose value is difficult to determine.  TRM records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

TRM records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  While TRM has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event TRM was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.  Likewise, should TRM determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates.  Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

New Accounting Standards

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  FAS 140 is effective for transfer and servicing transactions occurring after March 31, 2001.  It was effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000.  Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”.  SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination.  The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.  The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on  the amortization period of intangible assets that have finite lives.

The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002.  The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units.  In connection with the adoption of SFAS 142, the Company will no longer record $280,000 of amortization relating to its existing goodwill and indefinite-lived intangibles.  Also, as a result of the Company disposing of its interest in iATMglobal.net in February 2002, the goodwill and indefinite-lived intangibles recognized as of December 31, 2001 will be eliminated from the Company’s consolidated financial statements (see Item 7, “Matters Affecting Analysis”).

In preparation for the adoption of FAS 142, the Company is in the process of evaluating the useful lives of its existing other intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  However, a company has six months from the date of adoption to complete the first step.  Due to the sale of the Company’s interest in iATMglobal.net in February 2002, all goodwill and indefinite-lived intangibles currently recognized will be eliminated and thus it will not be necessary to perform the impairment test.

In June 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations.  FASB Statement No. 143 is effective for the fiscal years beginning after June 15, 2002. FASB Statement No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FASB Statement No. 143 requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The impact of this pronouncement on the Company’s financial statements is not expected to be material.

In August of 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FASB issued Statement No. 144 is effective for fiscal years beginning after December 15, 2001.  This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  FASB Statement No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, accordingly two accounting models existed for long-lived assets to be disposed of. FASB Statement No. 144 establishes a single accounting model, based on the framework established in Statement No. 121 for long-lived assets to be disposed of by sale.  In addition, FASB Statement No. 144 resolves significant implementation issues related to Statement No. 121.  The Company is in the process of assessing the impact of SFAS 144 on the financial statements.

Disclosure Regarding Euro Conversion

On January 1, 1999, eleven member countries of the European Community began a process to convert their existing sovereign currencies to a single common denomination, the Euro.  The process of conversion is gradual over the next three years, culminating in the eventual removal from circulation of all existing domestic currency for the participating countries.  As of December 31, 2001 the Company presently operates in the United Kingdom and transacts business in the local currency of that country.  The United Kingdom may become subject to the conversion.  The Company believes that it is accommodating the conversion to the Euro without a material impact on its financial statements.

Forward-Looking Statements

Information in “Management’s Discussion and Analysis,” the letter to shareholders and elsewhere in this Annual Report on Form 10-K about the Company’s goals, plans and expectations regarding: implementing the ATM growth strategy and successfully operating the ATM business; effectively using a third-party network of service providers; purchasing and installing additional NextGen™ photocopiers; achieving a net cost savings as a result of the installation of NextGen™ photocopiers; expansion in existing and new markets; adding approximately 2,600 new ATM locations in 2002; complying with new debt covenants; generating adequate cash from operations to service its debt obligations, and expand the ATM business; offering and providing e-commerce goods and services through ATMs; generating revenue from services delivered through its ATM network; obtaining longer term financing of its asset base; and the financing of capital expenditures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Factors that could adversely affect implementing the ATM growth strategy and successfully operating the ATM business include, but are not limited to, competition from existing ATM providers and new entrants into the ATM market, the Company’s ability to attract and retain personnel necessary to execute its ATM business plan, the Company’s ability to manage and achieve growth in a new line of business, the Company's ability to initially deploy new ATMs to high transaction volume locations, changes in technology affecting ATM transactions, the Company’s ability to expand its current relationships with retailers and broaden its distribution network, changes in consumer practices and preferences with respect to the location of, and use of, ATMs, and changes in the laws and regulations applicable to non-bank ATMs.  Factors that could adversely affect the effectiveness of a third-party network of service providers include, but are not limited to, the availability of third-party service providers in the geographic areas needed, the Company’s ability to negotiate contracts with the third-party service provider, and the service quality of the third-party service provider.  Factors that could adversely affect the purchase and installation of additional NextGen™ photocopiers include, but are not limited to, changes in consumer practices and preferences with respect to the use of TRM’s new photocopy machines, the performance and profitability of NextGen™ photocopy machines, the Company’s ability to purchase the additional photocopy machines, and the Company’s ability to effectively sell the customers the benefits of the NextGen™ program.  Factors that could adversely affect the ability to achieve net cost savings and increased revenues from the installation of NextGen™ photocopiers include management’s ability to reduce labor costs to required levels, continued customer acceptance of the photocopy services and increased usage of photocopy services by potential and existing customers, and continued product efficiencies experienced by the NextGen™ photocopiers.  Factors that could adversely affect expansion in existing and new markets include, but are not limited to, business conditions in the market areas the Company targets for expansion, competitive factors, customer demand for the Company’s services and the Company’s ability to execute its plans successfully.  Factors that could adversely affect the addition of 2,600 ATM locations include, but are not limited to, securing contracts with third-parties to install ATMs at their sites, the ability to purchase and install the ATMs, and the items described above regarding the operation of the ATM business and the items described below regarding financing of capital expenditures.  Factors that could affect expansion of the ATM business include, but are not limited to, items described above regarding expansion in existing and new markets and operation of the ATM business.  Factors that would affect the Company’s compliance with new debt covenants and generating adequate cash from operations to service its debt obligations include, but are not limited to, the items described above regarding operation of the ATM business, expansion in new and existing markets, and capital expenditures and the financing of capital expenditures.  Factors that could adversely affect the offering and providing of e-commerce goods and services through ATMs include, but are not limited to, the Company’s ability to develop the technology to open the channel of distribution, securing contracts with e-commerce vendors, customer acceptance of the e-commerce solutions, the continued feasibility of e-commerce business, and the items described above regarding the operation of the ATM business.  Factors that could adversely affect obtaining lower term financing of the Company’s asset base include, but are not limited to, the items described above regarding operation of the ATM business and the ability of the Company to enter into financing arrangements.  Factors that could adversely affect capital expenditures and the financing of capital expenditures, include, but are not limited to, the items described above regarding the operation of the ATM business, purchasing additional NextGen™ photocopiers, the continued availability of a credit facility, and continued cash flow from the Company’s obligations, the ability of the Company to enter into additional financing arrangements, and the Company’s ability to negotiate favorable purchase agreements with ATM manufacturers.  Any forward-looking statements should be considered in light of these factors.

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

The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company’s business operations.  The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt.  Additionally, the Company is exposed to interest rate risk related to its credit facility as of December 31, 2001.  Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada, and the United Kingdom at December 31, 2001. Substantially all of the assets and 81% of the Company’s ownership of the French operations were sold in October 2001.  The relative amount of business transacted in these countries is outlined in footnote 11 to the Consolidated Financial Statements beginning on page F-1 of this report.

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

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company will be included under “Election of Directors” in the Company’s definitive proxy statement for its 2002 annual meeting of shareholders (the “2002 Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.  Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

ITEM 11.       EXECUTIVE COMPENSATION

Information with respect to executive compensation will be included under “Executive Compensation” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management will be included under “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with management will be included under “Certain Transactions” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page
in this
(a) 1.	Financial Statements	Report

Independent Accountants’ Report		F1

Consolidated Balance Sheets as of December 31, 2000 and December 31, 2001		F2

Consolidated Statements of Operations for the fiscal years ended December 31, 1999, December 31, 2000, and December 31, 2001		F3

Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 1999, December 31, 2000, and December 31, 2001		F4

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1999, December 31, 2000, and December 31, 2001		F5

Notes to Consolidated Financial Statements		F6

2.	Financial Statement Schedules:

III - Valuation and Qualifying Accounts		S-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

(a)	The exhibits listed below are filed as part of this report

Exhibit Number
3.1(a)	Amendments to the Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1(b)	Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Investors’ Rights Agreement (Incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

10.1	Form of Indemnity Agreements with Registrant’s directors and executive officers (Incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)

10.2	Loan Agreement with United States National Bank of Oregon, dated March 31, 1997 (Incorporated herein by reference to Exhibit 10.2 of Form 10-K for the fiscal year ended June 30, 1997)

Exhibit Number
10.3

a) Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (Incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])
b) Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (Incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)
c) Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)
d) Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (Incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

10.4	Restated 1986 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

10.5	1996 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1998)

10.6	Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.7	Form of Stock Option Agreements:

	a)	For option grants before fiscal 1994 (Incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])
	b)	For option grants during fiscal 1994 (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)
	c)	For option grants during fiscal 1995 (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.8	Employment Agreements:
	a)	Employment Agreement dated August 18, 1997 with Frederic P. Stockton (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
	b)	Employment Agreement dated September 18, 1997 with Paul M. Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
	c)	Employment Agreement dated June 22, 1998 with Danial J. Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
	d)	Employment Agreement dated September 29, 1998 with Kathleen O. Hoogerhuis (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
	e)	Employment Agreement dated February 8, 1999 with Kurt Schusterman (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
	f)	Employment Agreement dated October 1, 1999 with Kathleen O. Hoogerhuis (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	g)	Employment Agreement dated January 1, 2000 with Paul Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	h)	Employment Agreement dated January 1, 2000 with Bryan Clark (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	i)	Employment Agreement dated February 8, 2000 with Gary Cosmer (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	j)	Employment Agreement dated January 1, 2000 with Danial Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	k)	Employment Agreement dated April 24, 2000 with Daniel Spalding (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	l)	Employment Agreement dated December 18, 2001 with Kenneth L. Tepper

10.9	Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)

10.10

Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)

10.11	First Amendment to Third Amended and Restated Business Loan Agreement (Incorporated herein by reference to Exhibit 10.11 of Form 10-K for the period ended December 31, 2000)

Exhibit Number
16.1	Letter from KPMG LLP regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16 of Current Report on Form 8-K filed on September 2, 1999)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

23.2	Independent Accountant’s Letter of Preferability for Accounting Change

24.1	Power of Attorney (see Signature page)

(b)      Reports on Form 8–K

The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 29, 2002.

TRM CORPORATION

By:	/s/ Daniel L. Spalding
Daniel L. Spalding
President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel L. Spalding his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 29, 2002 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Daniel L. Spalding	President
Daniel L. Spalding	(Principal Executive Officer)

/s/ Rebecca J. Demy	Corporate Controller
Rebecca J. Demy	(Principal Accounting Officer)

/s/ Kenneth L. Tepper	Chairman of the Board and Director
Kenneth L. Tepper

/s/ Edward E. Cohen	Director
Edward E. Cohen

/s/ Daniel G. Cohen	Director
Daniel G. Cohen

/s/ Joseph G. Denton	Director
Joseph G. Denton

/s/ Slavka Glaser	Director
Slavka Glaser

/s/ Hersh Kozlov	Director
Hersh Kozlov

Director
Frederick O. Paulsell

/s/ Harmon S. Spolan	Director
Harmon S. Spolan

/s/ Henry Sun	Director
Henry Sun

EXHIBIT INDEX

Exhibit Number
3.1(a)	Amendments to the Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1(b)	Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Investors’ Rights Agreement (Incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

10.1	Form of Indemnity Agreements with Registrant’s directors and executive officers (Incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)

10.2	Loan Agreement with United States National Bank of Oregon, dated March 31, 1997 (Incorporated herein by reference to Exhibit 10.2 of Form 10-K for the fiscal year ended June 30, 1997)

10.3	a)

Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (Incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

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
d)

Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (Incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

10.4	Restated 1986 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

10.5	1996 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1998)

10.6	Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.7	Form of Stock Option Agreements:
	a)	For option grants before fiscal 1994 (Incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])
	b)	For option grants during fiscal 1994 (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)
	c)	For option grants during fiscal 1995 (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

Exhibit Number
10.8		Employment Agreements:
	a)	Employment Agreement dated August 18, 1997 with Frederic P. Stockton (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
	b)	Employment Agreement dated September 18, 1997 with Paul M. Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
	c)	Employment Agreement dated June 22, 1998 with Danial J. Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
	d)	Employment Agreement dated September 29, 1998 with Kathleen O. Hoogerhuis (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
	e)	Employment Agreement dated February 8, 1999 with Kurt Schusterman (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
	f)	Employment Agreement dated October 1, 1999 with Kathleen O. Hoogerhuis (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	g)	Employment Agreement dated January 1, 2000 with Paul Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	h)	Employment Agreement dated January 1, 2000 with Bryan Clark (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	i)	Employment Agreement dated February 8, 2000 with Gary Cosmer (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	j)	Employment Agreement dated January 1, 2000 with Danial Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	k)	Employment Agreement dated April 24, 2000 with Daniel Spalding (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	l)	Employment Agreement dated December 18, 2001 with Kenneth L. Tepper

10.9	Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)

10.10

Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)

10.11	First Amendment to Third Amended and Restated Business Loan Agreement (Incorporated herein by reference to Exhibit 10.11 of Form 10-K for the period ended December 31, 2000)

16.1	Letter from KPMG LLP regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16 of Current Report on Form 8-K filed on September 2, 1999)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

23.2	Independent Accountant’s Letter of Preferrability for Accounting Change

24.1	Power of Attorney (see Signature page)

Report of Independent Accountants

To the Board of Directors and Shareholders

of TRM Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of TRM Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and schedule based on our audits.  We conducted our audits of these financial statements and schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 of the of the consolidated financial statements, the Company changed its method of depreciating photocopy equipment as of January 1, 2000.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
February 22, 2002

TRM Corporation

Consolidated Balance Sheets

(In thousands)

	December 31, 2000	December 31, 2001
Assets
Current assets:
Cash and cash equivalents (note 1)	$6,012	$1,598
Accounts receivable, net	10,703	6,432
Income tax receivable	101	269
Inventories (note 2)	3,616	2,243
Prepaid expenses and other	1,843	1,341
Deferred tax asset (note 6)	1,328	270
Total current assets	23,603	12,153
Equipment and vehicles, less accumulated depreciation (notes 3)	80,478	71,273
Restricted Cash (note 5)	1,780	0
Other assets	5,059	5,269
	$110,920	$88,695

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,406	$6,057
Accrued expenses (note 4)	6,909	7,861
Current portion of long-term debt	8,360	977
Total current liabilities	26,675	14,895
Long-term debt (note 5)	21,285	20,552
Deferred tax liability (note 6)	3,053	2,295
Other long-term liabilities	228	179
Preferred dividends payable	377	1,877
Total liabilities	51,618	39,798

Minority Interest	4,755	3,565

Commitments (note 9)	—	—

Shareholders’ equity (notes 7 and 8):
Preferred stock, no par value. Authorized 5,000 shares; 1,778 shares issued and outstanding	19,798	19,798
Common stock, no par value. 50,000 shares authorized 7,063, and 7,060 shares issued and outstanding, respectively	19,032	19,026
Additional paid-in capital	—	13
Accumulated other comprehensive income	(1,697)	(2,957)
Retained earnings	17,414	9,452
Total shareholders’ equity	54,547	45,332
	$110,920	$88,695

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal year ended December 31, 1999	Fiscal year ended December 31, 2000	Fiscal year ended December 31, 2001
Sales	$68,338	$76,081	$78,987
Less discounts	12,099	12,268	12,810
Net sales	56,239	63,813	66,177
Cost of sales	30,066	39,433	39,505
Gross profit	26,173	24,380	26,672
Selling, general and administrative expense	22,605	29,691	31,030
Operating income (loss)	3,568	(5,311)	(4,358)
Interest expense	412	2,182	2,287
Other expense (income), net	(321)	(202)	501
Income (loss) before Minority Interest	3,477	(7,291)	(7,146)
Minority Interest in Earnings of Consolidated Subsidiary	—	495	1,190
Income before income taxes and cumulative effect of change in accounting principle	3,477	(6,796)	(5,956)
Provision (benefit) for income taxes (note 6)	1,387	(2,041)	506
Income before cumulative effect of accounting change	2,090	(4,755)	(6,462)
Cumulative effect of accounting change	—	856	—
Net income (loss)	$2,090	$(3,899)	$(6,462)

Earnings per share computation:

Net income (loss)	$2,090	$(3,899)	$(6,462)
Preferred stock dividends	(1,500)	(1,500)	(1,500)
Net income (loss) available to common shareholders	$590	$(5,399)	$(7,962)
Basic net income (loss) per share:
Shares outstanding	7,096	7,068	7,062
Net income (loss) per share	$0.08	$(0.76)	$(1.13)

Diluted net income (loss) per share before cumulative effect of accounting change:
Shares outstanding	7,271	7,068	7,062
Net income (loss) per share	$0.08	$(0.76)	$(1.13)
Cumulative effect of accounting change per share	—	(0.12)	—
Net income (loss) per share	$0.08	$(0.88)	$(1.13)

Pro Forma Amounts, assuming the change in accounting was applied retroactively
Net Income (loss)	$2,712	$(4,755)	$(6,462)
Net Income (loss) available to shareholders	$1,212	$(6,255)	$(7,962)
Basic Net Income (loss) per share	$0.17	$(0.88)	$(1.13)
Diluted Net Income (loss) per share	$0.17	$(0.88)	$(1.13)

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statement of Shareholders’ Equity

(In thousands)

	Comprehensive Income					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

		Preferred		Common
		Shares	Amounts	Shares	Amounts
Balances, December 31, 1998		1,778	$19,798	7,091	$19,143	$—	$161	$22,223	$61,325
Comprehensive income
Net income	$2,090	—	—	—	—	—	—	2,090	2,090
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—
foreign currency translation adjustment	(588)	—	—	—	—	—	(588)	—	(588)
Comprehensive income	$1,502	—	—	—	—	—	—	—	—
Repurchase of common stock		—	—	(60)	(293)	—	—	—	(293)
Exercise of stock options		—	—	5	21	—	—	—	21
Issuance of stock to employees		—	—	25	149	—	—	—	149
Issuance of common stock		—	—	10	75	—	—	—	75
Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)
Balances, December 31, 1999		1,778	$19,798	7,071	$19,095	$—	$(427)	$22,813	$61,279
Comprehensive income
Net income (loss)	$(3,899)	—	—	—	—	—	—	(3,899)	(3,899)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—
foreign currency translation adjustment	(1,270)	—	—	—	—	—	(1,270)	—	(1,270)
Comprehensive income	$(5,169)
Repurchase of common stock		—	—	(16)	(98)	—	—	—	(98)
Exercise of stock options		—	—	5	20	—	—	—	20
Issuance of stock to employees		—	—	3	15	—	—	—	15
Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)
Balances, December 31, 2000		1,778	$19,798	7,063	$19,032	$—	$(1,697)	$17,414	$54,547
Comprehensive income
Net income (loss)	$(6,462)	—	—	—	—	—	—	(6,462)	(6,462)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—
foreign currency translation adjustment	(1,260)	—	—	—	—	—	(1,260)	—	(1,260)
Comprehensive income	$(7,722)
Repurchase of common stock		—	—	(3)	(6)	—	—	—	(6)
Exercise of stock options		—	—	—	—	—	—	—
Modification of stock options		—	—	—	—	13	—	—	13
Issuance of stock to employees		—	—	—	—	—	—	—	—
Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)
Balances, December 31, 2001		1,778	$19,798	7,060	$19,026	$13	$(2,957)	$9,452	$45,332

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended December31, 1999	Fiscal year ended December 31, 2000	Fiscal year ended December 31, 2001
Operating activities:
Net income (loss)	$2,090	$(3,899)	$(6,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative Effect of Accounting Change, net of tax	—	(856)	—
Depreciation and amortization	9,069	9,393	9,981
Minority interest in earnings of Consolidated Subsidiary	—	(495)	(1,190)
Loss (gain) on disposal of equipment and vehicles	290	244	1,829
Non-cash stock compensation	—	—	13
Write-off of intangible	—	152	—
Changes in items affecting operations:
Restricted Cash	—	(1,780)	1,780
Accounts receivable	74	(3,091)	2,053
Inventories	(285)	214	1,307
Income taxes receivable	34	277	(168)
Prepaid expenses and other	(548)	345	1,296
Accounts payable	(7,112)	8,199	(5,269)
Accrued expenses	(48)	3,747	1,273
Deferred income taxes	67	(2,613)	255
Total operating activities	3,631	9,837	6,698
Investing activities:
Proceeds from sale of equipment	639	2,709	397
Capital expenditures	(21,330)	(29,180)	(2,403)
Other	(1,491)	(1,688)	(862)
Proceeds from sale of subsidiary shares	—	5,000	—
Acquisition of e-commerce business	—	(799)	—
Total investing activities	(22,182)	(23,958)	(2,868)
Financing activities:
Net borrowings on notes payable	23,192	4,897	(8,241)
Principal payments on capital lease obligations	—	—	(79)
Other long-term liabilities	—	228	(50)
Repurchase of common stock	(293)	(98)	(6)
Preferred stock dividends	(1,500)	(1,123)	—
Total financing activities	21,644	3,939	(8,376)
Effect of exchange rate changes	(603)	(581)	132
Net increase (decrease) in cash and cash equivalents	2,490	(10,763)	(4,414)
Beginning cash and cash equivalents	14,285	16,775	6,012
Ending cash and cash equivalents	$16,775	$6,012	$1,598
Acquisition of e-commerce business:
Net assets acquired	—	$1,049	—
Stock issued	—	(250)	—
Cash paid	—	799	—
Supplemental disclosure of non-cash transactions:
Disposal of assets under a non-cash sales agreement
Current assets	—	—	$455
Non-current assets	—	—	1,649
Current liabilities	—	—	(259)
Note receivable rceived	—	—	69
Ownership in new entity	—	—	344
Assets acquired under capital lease obligation	—	—	204

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.             Description of Business and Summary of Significant Accounting Policies:

                Description of Business

TRM Corporation delivers convenience services in retail environments to consumers.  The Company currently provides self-service cash delivery and account balance inquiry, delivered through ATM machines, and photocopy services delivered through TRM CopyCenters™.  TRM’s convenience service locations are easily recognized by the Company’s distinctive yellow trapezoidal signage that has achieved significant consumer recognition.

TRM’s convenience services are made available in high traffic retail locations that are convenient to consumers.  As of December 2001 TRM offers its services in over 31,000 retail locations in five countries — the United States, Canada, England, Scotland and Wales.  The Company sold substantially all of the assets of its French operations in October 2001.  TRM provides the equipment, maintenance, supplies and point of sale materials required for each of its installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by TRM’s offerings.

In the first quarter of 2000 the Company formed an e-commerce subsidiary, iATMglobal.net, to deliver a unique distribution channel to access the Internet initially using its existing ATMs and eventually rolling out the software capability worldwide to other ATMs.  The Company owned 71.2% of iATMglobal.net at December 31, 2000 and 2001.  On February 14, 2002 TRM Corporation (“TRM or the Company”) and NCR Corporation entered into an agreement to reorganize iATMglobal.net (“iATM”).  Under this reorganization iATMglobal.net redeemed its shares held by the Company in exchange for the stock of Strategic Software Solutions (SSS), a Scotland Company and subsidiary of iATMglobal.net, certain rights to the use of the software being developed by iATMglobal.net and $47,000 of cash.  As a result of the reorganization, the Company no longer has an ownership position in iATMglobal.net.  NCR has provided substantially all of TRM Corporation’s Automated Teller Machines  (ATMs) and has provided certain maintenance and related services for a portion of the Company’s base of installed ATMs (Refer to Note 12).

Principles of Consolidation

The consolidated financial statements include the accounts of the parent and its subsidiary companies (the Company).  All significant intercompany accounts and profits have been eliminated.  Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates.  Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are taken directly to a separate component of shareholders’ equity.

As of October 1, 2001, the Company sold substantially all the assets of the French operations to a newly formed French entity for consideration including 19% ownership in the new entity.  The operating results of France are included in the consolidated financial statements through September 30, 2001.  The investment in the new entity is being recognized on a cost basis of $344,000 at December 31, 2001 and is presented in the caption “Other assets” on the balance sheet.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair market value because of the short maturity for these instruments.  Fair value approximates carrying value of the Company’s borrowings under its long-term debt arrangements based upon interest rates available for the same or similar loans.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.  As of December 31, 2000 and 2001 the Company’s reported cash balance held in its ATM network was $8,000  and $6,044 respectively.  In March 2000, the Company obtained a new source for vault cash inventory in its ATM network by establishing a $30.0 million financing facility to access a commercial paper conduit to provide vault cash for its ATM network.  This agreement resulted in the removal of the cash and underlying bank borrowings from the Company’s balance sheet.  The financing was completed off the Company’s balance sheet on a non-recourse basis.  As such, the ATM vault cash inventory and related debt financing was removed from the balance sheet as of March 31, 2000.

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

Accounts receivable are shown net of allowance for doubtful accounts of $157,000 and $171,000 at December 31, 2000 and 2001, respectively.

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

Other  Assets

In the second quarter of 2000, iATMglobal.net, the e-commerce infrastructure subsidiary of the Company, acquired Strategic Software Solutions Limited, a leading developer of custom Internet solutions for automated teller machines (ATMs) for $2.7 million, most of which was recorded as goodwill which is being amortized over 10 years.  At December 31, 2000 and 2001, goodwill net of accumulated amortization is $2,398,925 and $2,143,040, respectively.

The Company reviews intangible assets for impairment whenever events or changes in circumstances have indicated that the carrying amounts of assets might not be recoverable.

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

Stock-Based Compensation

The Company applies APB No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for stock-based compensation plans.  In fiscal 2001, the Company recorded $13,000 of non-cash compensation expense related to the revision of stock options and change of employee status of certain executive management.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has provided the required footnote disclosures (see Note 8).

Statements of Cash Flows Supplemental Information

Income taxes paid were approximately $942,000 $1,203,000, and $474,000 for fiscal years December 31, 1999, 2000 and 2001 respectively.   Interest paid does not materially differ from interest expense.

Net Income (Loss) Per Share

The Company follows the provisions of SFAS 128, “Earnings Per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if convertible preferred shares outstanding at the beginning of each year were converted at those dates with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The effect of options and warrants for the fiscal years ended December 1999, 2000 and 2001 on diluted earnings per share was not considered as the impact would be antidilutive.  Dilutive common shares consist of options to purchase common stock.

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

New Accounting Standards

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  FAS 140 is effective for transfer and servicing transactions occurring after March 31, 2001.  It was effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000.  Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”.  SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination.  The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.  The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on  the amortization period of intangible assets that have finite lives.

The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002.  The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units.  In connection with the adoption of SFAS 142, the Company will no longer record $280,000 of amortization relating to its existing goodwill and indefinite-lived intangibles.  Also, as a result of the Company disposing of its interest in iATMglobal.net in February 2002, the goodwill and indefinite-lived intangibles recognized as of December 31, 2001 will be eliminated from the Company’s consolidated financial statements (see Note 12).

In preparation for the adoption of FAS 142, the Company is in the process of evaluating the useful lives of its existing other intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  However, a company has six months from the date of adoption to complete the first step.  Due to the sale of the Company’s interest in iATMglobal.net in February 2002, all goodwill and indefinite-lived intangibles currently recognized will be eliminated and thus it will not be necessary to perform the impairment test.

In June 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations.  FASB Statement No. 143 is effective for the fiscal years beginning after June 15, 2002. FASB Statement No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FASB Statement No. 143 requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The impact of this pronouncement on the Company’s financial statements is not expected to be material.

In August of 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FASB issued Statement No. 144 is effective for fiscal years beginning after December 15, 2001.  This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  FASB Statement No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, accordingly two accounting models existed for long-lived assets to be disposed of. FASB Statement No. 144 establishes a single accounting model, based on the framework established in Statement No. 121 for long-lived assets to be disposed of by sale.  In addition, FASB Statement No. 144 resolves significant implementation issues related to Statement No. 121.  The Company is in the process of assessing the impact of SFAS 144 on the financial statements.

Financial Statements Reclassification

Certain financial statement reclassifications have been made to the 2000 balance sheet for comparability purposes and had no impact on shareholders’ equity.

2.             Inventories (in thousands):

	December 31, 2000	December 31, 2001
Paper	$661	$282
Toner and developer	482	159
Parts	2,473	1,802
	$3,616	$2,243

3.             Equipment, Vehicles, and Change in Accounting Method (in thousands):

In the fourth quarter of 2000, the Company changed its accounting policy and adopted the units-of-production method of depreciating its Konica model 2223 and 2230 photocopy machines.  The Company believes the units-of-production method provides better matching of revenues and expenses because revenue is based on copy volume for photocopiers which varies by machine depending upon market conditions, customer location and time of year. Under this new method, photocopy equipment is stated at cost, including the related costs to prepare and install such equipment at customer locations, less accumulated depreciation and is depreciated beginning in the first month the equipment produces revenue generating transactions. A minimum depreciation charge of 2.5% of the photocopier cost will be taken annually.  The estimated useful life is 500,000 copy transactions per photocopy machine with no provision for salvage value.

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

Implementation of the new accounting method decreased 2000 depreciation expense by $2.4 million and increased net income by $1.4 million after tax and earnings per share by $0.20 on a consolidated basis  The previously reported 2000 quarterly information is restated for the new accounting method in the consolidated unaudited quarterly information.

	December 31, 2000	December 31, 2001
Photocopiers	$80,800	$69,446
ATMs	20,098	21,635
Furniture and fixtures	2,471	2,543
Computer equipment	6,045	6,181
Vehicles	1,246	589
	110,660	100,394
Accumulated depreciation	(30,182)	(29,121)
	$80,478	$71,273

4.             Accrued Expenses (in thousands):

	December 31, 2000	December 31, 2001
Accrued payroll expenses	$2,785	$3,423
Customer security deposits	188	128
ATM maintenance & other expenses	2,722	3,716
Other accrued expenses	1,214	594
	$6,909	$7,861

5.             Long-Term Debt (in thousands):

	December 31, 2000	December 31, 2001
Bank revolving loan, unsecured	$28,000	$21,307
Notes Payable	1,556	0
Capital Lease	0	126
Other Long-term debt	89	96
	$29,645	21,529
Less Current Portion of Long-term Debt	(8,360)	(977)
	$21,285	$20,552

The Company had a Loan Agreement outstanding with Bank of America N.A. at December 31, 2000 to provide for a line of credit commitment equal to $30 million.  The agreement was amended on February 14, 2001 and provided for monthly reductions of the amount available from $30 million to $19.6 million by December 31, 2001 and reducing to zero on January 4, 2002.

During 2001, the Loan Agreement was amended at various times to defer a portion of a scheduled payment of $2.9 million resulting in the amount available at December 31, 2001 changing to $22.5 million.  The balance outstanding at December 31, 2001 was $21.3 million.

The Company obtained another amendment to the Loan Agreement effective January 31, 2002 extending the expiration date to June 30, 2003.  The amended agreement provides for quarterly reductions of the line of credit commitment from $22.5 million at January 1, 2002 to $21.1 million at December 31, 2002 and reducing to zero on June 30, 2003.

The interest rate on the amended Loan Agreement is based upon the bank’s prime rate plus a margin of 3.5% or 2.0% depending on whether the Company has complied with all financial covenants.  The Loan is secured by a first-lien on substantially all of the Company’s U.S. based photocopiers and ATM assets as well as a pledge of the stock of the Company’s non-U.S. based subsidiaries.

The amended agreement contains covenants that require the Company to maintain certain financial ratios related to debt coverage and funded debt to EBITDA.

The interest rate applicable to the bank borrowings as of December 31, 2001 ranged between  7.5% and 10.0%

In March 2000, the Company established a financing facility to access a commercial paper conduit to provide vault cash for its U.S. ATM network.  The financing was completed off the Company’s balance sheet on a non-recourse basis, via a special purpose entity in which neither the Company nor any of its affiliates has an interest.  The cash at all times remains the property of the special purpose entity, however, the Company does assume substantially all risk of loss while the cash is in or being distributed to its ATM network.  During the life of this facility, the Company has accessed amounts ranging from $20 million to $30 million under this facility and paid a total of $1,096,676 in 2001 and $1,513,589 in 2000 to the special purpose entity for use of the cash. The facility matures in March 2005. The Company is presently in negotiation to amend certain aspects of this facility.

The Company’s United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, however, the Company does assume substantially all of the risk of loss while the cash is in or being distributed to its ATM network.  During 2001, the Company has accessed amounts ranging from £6.5 million ($9.8 million) to £36.9 million ($52.8 million) and paid a total of £1.2 million ($1.8 million) for use of the cash.

As part of the acquisition of Strategic Software Solutions, Ltd. (SSS) (Note 1), the Company’s subsidiary, iATMglobal.net, issued notes payable to the selling shareholders of SSS in the principal amount of £1 million which the US dollar equivalent was $1.6 million at December 31, 2000.  The notes bore interest at 4% per annum.  The notes were due in full by May 16, 2002.  The notes were secured by a letter of credit issued by the Company’s principal banking partner.  The terms of the letter of credit required iATMglobal.net to pledge an agreed amount of cash to the bank to secure the letter of credit facility.  A certificate of deposit in the amount of $1.78 million was pledged as of December 31, 2000 and was presented as “restricted cash” on the balance sheet in the accompanying financial statements.  These notes were paid in full in 2001 and the related “restricted cash” used to pay down the debt.

The Company’s subsidiary, iATMglobal.net, has outstanding obligations to the principal bank of its Scotland based company SSS with a U.S. dollar equivalent of  $95,787 at December 31, 2001.  The debt has an outstanding interest rate of 7.7% at December 31, 2001, and is secured by certain assets of SSS.

The aggregate maturities of long-term debt for the next five years and thereafter as of December 31, 2001 are $977,723, $20,453,370, $59,663, $19,250, and $18,787 respectively.

6.             Income Taxes:

Income (loss) before income taxes is as follows (in thousands):

	Fiscal year ended December 31, 1999	Fiscal year ended December 31, 2000	Fiscal year ended December 31, 2001
United States	$2,673	$(2,710)	$(2,404)
Foreign	804	(4,086)	(3,552)
	$3,477	$(6,796)	$(5,956)

The components of income tax expense (benefit) are as follows (in thousands):

	Fiscal Year ended December 31, 1999	Fiscal Year ended December 31, 2000	Fiscal Year ended December 31, 2001
Current:
Federal	$—	$—	$—
State	80	70	104
Foreign	472	13	—

Deferred:
Federal	910	(524)	548
State	186	(92)	(239)
Foreign	(261)	(1,508)	93
	$1,387	$(2,041)	$506

Deferred tax assets (liabilities) are comprised of the following components (in thousands):

	December 31, 2000	December 31, 2001
Current:
Accrued liabilities	$1,309	$239
Accounts receivable allowance	19	31
Other	—	—
	$1,328	$270

Noncurrent:
Deferred Compensation	$462	454
Net operating losses	7,709	8,944
Valuation allowance	(765)	(2,084)
Tax depreciation in excess of book depreciation	(10,459)	(9,609)
	$(3,053)	$(2,295)

The deferred tax asset valuation allowance at December 31, 2000 is related to the deferred tax assets of the subsidiary, iATMglobal.net.  The Company recorded the valuation allowance amounting to the entire deferred tax asset balance of iATMglobal.net because the subsidiary’s start-up position and anticipated further losses through its development stage give rise to uncertainty as to whether the deferred tax asset is realizable.  The allowance at December 31, 2001 is related to the deferred tax assets of iATMglobal.net ($1,760,000) and the Company’s Canadian operation ($324,000), which has generated a net operating loss primarily due to intercompany interest charges and management fee allocations.

The effective tax rate differs from the federal statutory tax rate as follows:

	Fiscal year ended December 31, 1999	Fiscal year ended December 31, 2000	Fiscal year ended December 31, 2001
Statutory federal rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	4.8	(4.8)	1.1
Tax on foreign earnings	(0.6)	0.1	17.9
Nondeductible Expenses	1.7	(0.9)	1.4
Deferred tax asset valuation allowance	—	9.6	22.1
	39.9%	(30.0)%	8.5%

The change in the effective tax rate for fiscal year 2001 as compared to fiscal year 2000 is due to the valuation allowance of $2,084,000 related to subsidiary company net operating losses and to the write-off of net operating losses as a result of amended tax returns for foreign source income for which credits will not be obtained.  The effective tax rate would be a 30.4% benefit exclusive of these two items.

7.             Stockholders’ Equity:

                Preferred Stock

On June 24, 1998 the Company issued and sold 1,777,778 Series A Preferred Shares and Warrants to purchase 500,000 shares of Common Stock for net proceeds of approximately $19.8 million.  Each share of Preferred Stock has one vote, and votes together with the Common Stock as a single class on all matters.  Each share is convertible at any time at the option of the holder into ..7499997 of a share of Common Stock.  In addition, each share of Preferred Stock is automatically converted into ..7499997 shares of Common Stock if the price of Common Stock is at least $20.00 for a period of 90 consecutive days commencing after June 30, 1999.  The conversion ratio and exercise prices are adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization.  Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in March, June, September and December of each year, commencing June 1998, at the rate of 7-1/2% per annum.  In the event of any liquidation, dissolution or winding up of the affairs of the Company, each holder of Series A Preferred Stock shall be paid the aggregate Liquidation Value, $11.25 per share, plus all accumulated and unpaid dividends to the date of liquidation, dissolution or winding up of affairs before any payment to holders of Junior Securities.  Preferred dividends totaling $1.5 million and $1.1 million were paid during year ended December 31, 1999, and 2000, respectively. No preferred dividends were paid in 2001. Preferred dividends of $1,877,049 are accrued as of December 31, 2001.

The Company’s amended loan agreement prohibits the payment of preferred dividends except dividends payable in the form of additional preferred shares of the Company’s’ stock (see “Liquidity and Capital Resources”).  The Company does not anticipate the payment of preferred dividends in the form of additional shares of preferred stock.

Repurchase of Common Stock

During 1999, the Company repurchased common stock in accordance with the authority granted to it by its Board of Directors in a September of 1997 meeting.  The Board authorized the repurchase of up to 500,000 shares.  A total of 60,000 shares were repurchased in 1999 for a total price of $293,000 at prices ranging from $4.56 to $6.09 per share.  No shares were repurchased prior to 1999. A total of 16,250 shares were repurchased in 2000 for a total price of $98,000 at prices ranging from $5.00 to $6.63 per share. A total of 3,400 shares were repurchased in 2001 in conjunction with the sale of the French operation at a price $1.92 per share.

Issuance of Common Stock

During 2000, there were 3,062 shares of common stock issued under the Employee Stock Purchase Plan. The market value of the common stock issued was $15,000.   There were no shares of common stock issued in 2001.

Common Stock Warrants

On June 24, 1998 the Company granted Warrants to the purchasers of the Series A Preferred Stock which allow the purchase of  500,000 shares of Common Stock at $15.00 per share .  The Warrants are exercisable in whole or in increments of at least 75,000 shares.  Warrants representing 200,000 shares expired on June 24, 2001, three years after the date of grant, and Warrants representing 300,000 shares expire seven years after the date of grant.  The Warrants may be exercised by the payment of cash, by payment in shares of Common Stock, or on a cashless basis whereby the Company will issue the number of shares of Common Stock equal in value to the difference between the fair market value of the Warrant shares and the exercise price.

Common Stock Options

The Company reserved 1,300,000 shares of common stock for issuance under an incentive and nonqualified stock option plan established in 1986 (the “1986 Plan”).  In October 1996, the 1996 Stock Option Plan (the “1996 Plan”) was approved by shareholders of the Company, which provided for the granting of a maximum of 700,000 options to purchase common shares to key employees of the Company.  In June 1998, the shareholders of the Company approved a proposal to increase the maximum options in the 1996 Plan from 700,000 to 1,200,000, thus bringing the total shares of common stock for issuance under stock option plans to 2,500,000.  In May of 1999, the shareholders of the Company approved a proposal to increase the maximum options in the 1996 Plan from 1,200,000 to 1,700,000, thus bringing the total shares of common stock eligible for issuance under all stock option plans to 3,000,000.  Under both plans (the “Plans”), incentive stock options are granted at no less than 100% of the fair market value per share of the common stock.  On October 26, 2001 the Company reserved 100,000 of its authorized common shares for issuance under a nonqualified stock option plan effective May 28, 2001 (The 2001 Nonqualified Stock Option Plan) Nonqualified stock options under the 1986 Plan and The 2001 Nonqualified Stock Option Plan were granted at prices determined by the Board of Directors, while grants under the 1996 Plan are granted at no less than 100% of fair market value.  The options are exercisable over a period of ten years from the date of grant.  The options vest over various schedules ranging from two to five years.

A summary of stock option activity follows:

	Shares Under Option	Price Range			Weighted Average Exercise Price
Balance, December 31, 1998	1,512,400	$2.00	—	$10.375	$7.13
Options granted	783,000	$4.50	—	$8.00	$6.05
Options exercised	(5,000)	$4.125	—	$4.125	$4.13
Options canceled	(211,300)	$6.375	—	$9.875	$7.70
Balance, December 31, 1999	2,079,100	$2.00	—	$15.125	$7.18
Options granted	100,000	$5.00	—	$7.875	$5.48
Options exercised	(5,000)	$4.00	—	$4.00	$4.00
Options canceled	(43,200)	$4.50	—	$9.75	$7.22
Balance, December 31, 2000	2,130,900	$2.00	—	$15.125	$7.11
Options granted	295,000	$1.25	—	$5.50	$1.497
Options exercised	—	$—	—	$—	$—
Options canceled	(643,751)	$1.60	—	$10.00	$5.549
Balance, December 31, 2001	1,782,149	$1.25	—	$15.125	$6.743
(1,130,148 exercisable, 480,651 available for grant)

A summary of stock options outstanding follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$1.250 to $4.538	762,000	7.8	$3.30	320,332	$4.34
$4.539 to $9.075	597,149	6.6	$7.43	470,316	$7.43
$9.076 to $14.500	423,000	5.1	$10.06	402,500	$10.06
$1.250 to $14.500	1,782,149	6.8	$6.29	1,130,148	$7.54

The Company’s subsidiary, iATMglobal.net has reserved 3,333,375 shares of its common stock for issuance under an incentive and nonqualified stock option plan (the “2000 Plan”).  Nonqualified stock options under the 2000 Plan were granted at prices determined by the Board of Directors, and were granted at no less than 100% of fair market value.  The options are exercisable over a period of ten years from the date of grant.  Generally, the options vest over four years.

A summary of the iATMglobal.net option activity follows:

	Shares Under Option	Price Range			Weighted Average Exercise Price
Balance, December 31, 1999 (plan commenced in 2000)
Options granted	2,604,021	$0.42	—	$0.750	$0.48
Options exercised	—	$—	—	$—	$—
Options canceled	—	—	—	—	—
Balance, December 31, 2000	2,604,021	$0.42	—	$0.750	$0.48
Options granted	16,000	$0.75	—	$0.750	$0.75
Options exercised	—	—	—	—	—
Options canceled	(411,504)	$0.42	—	$0.750	$0.60
Balance, December 31, 2001	2,208,517	$0.42	—	$0.750	$0.46
(548,129 exercisable, 1,124,858 available for grant)

The options exercisable and the total options outstanding at December 31, 2001 have average exercise price of  $.46 per share, and a weighted average remaining life of 8.58 years.

Had compensation cost for the iATMglobal.net’s stock option and stock purchase plans been determined based upon the fair value at the grant date for awards under the 2000 Plan consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the iATMglobal.net’s net loss after the impact of the applicable minority interest percentage would have been increased by $68,166 and $162,383 during the years ended December 31, 2000 and 2001, respectively.  This expense is included in the pro forma calculations for TRM Corporation.

The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans.  Accordingly, no compensation expense has been recognized for its stock-based compensation plans, except for $13,000 in fiscal year ended December 31, 2001 for the extension of the exercise period for certain executive management that had a change of employee status.  Had compensation cost for the Company’s and iATMglobal.net’s stock option and stock purchase plans been determined, based upon the fair value at the grant date for awards consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings (loss) per share after the impact of the applicable minority interest percentage would have been reduced to the pro forma amounts indicated below:

		Fiscal year ended December 31, 1999	Fiscal year ended December, 31 2000	Fiscal year ended December 31, 2001
		(In thousands expect per share amounts)
Net Income	As Reported	$2,090	$(3,899)	$(6,462)
	Pro Forma	$1,834	$(4,426)	$(6,828)

Earnings per share - basic	As Reported	$.08	$(.76)	$(1.13)
	Pro Forma	$.05	$(.83)	$(1.18)

Earnings per share - diluted	As Reported	$.08	$(.76)	$(1.13)
	Pro Forma	$.05	$(.83)	$(1.18)

For purposes of the pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method.  The weighted average fair value of options granted for the fiscal years ended December 31, 1999, 2000 and 2001 as calculated by the Black-Scholes model, and the assumptions used are shown in the following table:

TRM Corporation

	Fiscal year ended December 31, 1999	Fiscal year ended December 31, 2000	Fiscal year ended December 31, 2001
Weighted average fair value of options:	$2.09	$0.00	$1.22
Dividend yield:	—	—	—
Expected volatility:	38.11%	104.89%	100.59%
Risk-free interest rate:	5.641%	5.66%	4.27%
Expected life:	3.5 years	6 years	5.8 years

iATMglobal.net

	Fiscal year ended December 31, 2000	Fiscal year ended December 31, 2001
Weighted average fair value of options:	$.38	$.58
Dividend yield:	—	—
Expected volatility:	85.00%	85.00%
Risk-free interest rate:	5.66%	4.27%
Expected life:	7.0 years	7.0 years

The results of applying SFAS No. 123 for providing the pro-forma disclosure for the periods presented above are not likely to be representative of future years because options are generally granted on an annual basis and vest over time.

8.             Benefit Plans:

Profit Sharing Retirement Plan

On January 1, 1990, the Company established a profit sharing retirement plan for eligible U.S. employees.  The Plan has profit sharing and 401(k) components.  The Company’s contribution under the profit sharing portion of the Plan is discretionary.  Under the 401(k) part of the Plan, each employee may contribute, on a pretax basis, up to 20% of the employee’s gross earnings, subject to certain limitations.  The Company also has supplemental retirement plans in Canada and the United Kingdom. No amounts were accrued or paid for profit sharing for the fiscal years ended December 31, 2000 and 2001.  The Company paid matching contributions of  $267,000 and $ 278,000 to the 401k plan during the year ended December 31, 2000 and 2001 respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan permits each eligible employee to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee’s compensation.  The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period.  Amounts accumulated through payroll deductions during the offering period are used to purchase shares on the last day of the offering period.  Of the 100,000 shares authorized to be issued under the Plan, 100,000 shares have been purchased, and no shares remain available for purchase as of December 31, 2001.  The Company has not been authorized to offer additional shares to be deferred under this plan as of the date of this report.

9.      Commitments:

The Company leases vehicles, ATMs, and office and warehouse space in several locations under operating leases. The Company also leases corporate office furniture under a capital lease.  Minimum lease payments are as follows

	2002	2003	2004	2005	2006	Thereafter	Total
Warehouse leases	$1,558,129	$1,333,913	$1,041,129	$623,626	$530,389	$1,654,198	$6,741,384
Auto leases	933,192	819,810	756,716	282,828	—	—	2,792,546
ATM leases	495,000	495,000	495,000	288,750	—	—	1,773,750
Capital Lease	41,473	44,120	40,413	—	—	—	126,007
Total	$3,027,794	$2,692,843	$2,333,293	$1,195,612	$530,763	$1,654,198	$11,434,503

Rental expense for fiscal years 1999, 2000 and 2001 was, $1,772,000, $1,826,000 and $1,734,050 respectively.

The Company had signed an agreement with Konica to purchase 10,000 additional photocopiers in 2000.  This agreement was amended to 6,700 additional photocopiers, 3,300 and 190 of which were purchased in 2000 and 2001 respectively.  The Company expects to purchase from Konica approximately 2,200 additional photocopiers during 2002 at a cost of approximately $2.9 million.

During the third quarter 2000, the Company completed a sale-leaseback on 250 of its ATMs producing total proceeds of $2.1 million and $228,000 in deferred gains.  The resulting gain is being amortized over the five year term of the lease.  The lease is accounted for as an operating lease.

During the second quarter 2001, the Company signed a three year financing lease agreement for office furniture at a cost of $200,000.  The lease is accounted for as a capital lease.

10.          Related Party Transactions

In the first quarter of 2000, the Company formed a subsidiary, iATMglobal.net (“iATM”), to deliver a unique distribution channel to access the Internet using its existing ATMs initially and eventually rolling out the software capability worldwide to other ATMs.

In the second quarter of 2000, iATM, the San Francisco based e-commerce infrastructure subsidiary of the Company, acquired Strategic Software Solutions Limited, a leading developer of custom Internet solutions for Automated Teller Machines (ATMs) for $2.7 million, most of which was recorded as goodwill.  The accounting for this acquisition was treated as a business purchase combination.  Strategic Software Solutions develops custom Internet and software solutions for ATMs manufactured by NCR Corporation.  Strategic Software Solutions and NCR jointly market @tmLink, the only Internet-based ATM uploading and notification product for NCR-built ATMs.

In the third quarter of 2000, NCR, the largest global supplier of Automated Teller Machines (ATMs), made a strategic equity investment in iATM. NCR invested $5 million in exchange for 24% ownership interest in iATM and has agreed to enable iATM’s e-commerce software on NCR ATMs.

Substantially all $800,000 and $1.1 million of the revenue and $300,000 and $380,000 in related receivables recorded by iATM in fiscal years 2000 and 2001 respectively, resulted from internet and software development performed by Strategic Software Solutions for NCR.

Since the inception of the ATM business in 1999, TRM Corporation has purchased substantially all of its Automated Teller Machines from NCR. In addition, NCR provides related maintenance and services for a portion of the Company’s base of installed ATMs.  In 1999, 2000 and 2001, respectively, the Company paid NCR $5.8 million, $13.2 million and $5.8 million for equipment and services and had $294,000, $1.2 million, and $958,000 in accrued expenses for service and equipment from NCR.

In the third quarter of 2000, iATM deposited $3.5 million in a cash money market account with thebancorp.com, an internet banking and financial services corporation.  The account was completely liquid and available for use by the e-commerce business.  Daniel Cohen is the Chairman of the Board of Directors of both iATM and thebancorp.com.  In addition, Mr. Cohen has served as the Chairman of the Executive Committee of TRM Corporation since 1998.  In connection with the reorganization of iATM described below, iATM used substantially all of the cash in payment of liabilities and operating expenses.  Included in these amounts was $200,000 in severance payments to Mr. Cohen, which was accrued as of December 31, 2001.

On February 14, 2002 TRM Corporation (“TRM or the Company”) and NCR Corporation entered into an agreement to reorganize iATM, a majority owned subsidiary of TRM Corporation.  As part of the reorganization, TRM Corporation purchased all the outstanding common shares of iATM owned by Alexander Haddow and Alexander Ogilvie, founders of SSS, for $60,000 cash.  TRM Corporation formed S-3 Corporation, a new wholly owned subsidiary into which TRM contributed all the issued and outstanding shares of common stock of iATM.  iATM repurchased all of its issued and outstanding common shares from S-3 Corporation and, in consideration for the purchase price iATM transferred to S-3 all of the shares of common stock of Strategic Software Solutions (“SSS”), a wholly owned subsidiary of iATM, and the remaining $47,000 cash of iATM after reserves for agreed upon liabilities.  S-3 Corporation will retain ownership of Strategic Software Solutions, and certain license agreements to develop and deploy RAAP (Remote Access Application Protocol) Software in the United Kingdom exclusively for two years.  RAAP allows existing Internet e-commerce companies to offer their products and services to customers through the ATM.  In addition SSS will receive $1.2 million in development contracts from NCR Corporation for RAAP development by the end of the first quarter of 2003.  S-3 will pay NCR Corporation 8% of its net revenues from RAAP transactions for seven years and 6% of gross revenues in the event it licenses its server software to any third party.

NCR Corporation, the sole owner of iATM's Series A Voting Preferred Stock converted the Series A Preferred Shares of iATM into common stock as part of the reorganization, making it the sole shareholder of iATM.  NCR will retain the following key assets of  iATM: the remaining iATM goodwill related to RAAP, RAAP Software and its related patent, rights to deploy RAAP and certain e-commerce content partner contracts.

TRM Corporation will recognize its investment in S-3 using the historical basis of  $264,000 for the net assets of Strategic Software Solutions which is substantially equal to TRM Corporation’s net investment in iATM as of the closing date of the reorganization agreement.

11.          Segment Reporting:

The Company has three reportable segments:  Photocopy, ATM, and e-commerce.  Photocopy owns and maintains self-service photocopiers in retail establishments.  ATM owns and operates ATM machines in retail establishments.  The e-commerce business develops software to deliver products and services through ATMs.

The accounting policies of the segments are substantially the same as those described in Note 1.  The Company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding non-recurring charges.  Information regarding the operations of these reportable segments is as follows:

	For the year ended December 31, 1999 (amounts in thousands)		For the year ended December 31, 2000 (amounts in thousands)	For the year ended December 31, 2001 (amounts in thousands)
Sales
Photocopy	$67,183		$64,860	$59,002
ATM	1,432		10,383	18,848
Eliminations	(277	)(1)	—	—
e-Commerce	—		838	1,137
	$68,338		$76,081	$78,987

Depreciation and Amortization: (See note 3)
Photocopy	$8,889		$7,831	$6,872
ATM	180		1,344	2,698
e-Commerce	—		218	411
	$9,069		$9,393	$9,981

Income (Loss) Before Interest, taxes, minority interest, and cumulative effect of accounting change:
Photocopy	$5,087		$5,464	$3,572
ATM	(1,198)		(8,571)	(4,374)
e-Commerce	—		(2,002)	(4,057)
	$(3,889)		$(5,109)	$(4,859)

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

	For the Year Ended December 31, 2000	For the Year Ended December 31, 2001
	(amounts in thousands)	(amounts in thousands)
Capital Expenditures:
Photocopy	$11,634	$659
ATM	17,351	1,379
e-Commerce	195	365
	$29,180	$2,403
Assets:
Photocopy	$73,055	$59,197
ATM	27,506	24,606
e-Commerce	10,359	4,892
	$110,920	$88,695

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.  All revenues are attributed to external customers.  No customers accounted for 10% or more of the Company’s revenue for any of the periods presented.  Information about the Company’s domestic and foreign operations is presented hereafter (in thousands).

	SALES			LONG LIVED ASSETS
	Fiscal year ended December 31,	Fiscal year ended December 31,	Fiscal year ended December 31,	December 31,	December 31,	December 31,
	1999	2000	2001	1999	2000	2001
United States	$44,613	$51,063	$51,339	$46,784	$60,949	$54,927
Foreign:
United Kingdom	16,834	18,608	22,113	11,324	19,208	18,856
Canada	4,027	3,956	3,829	3,510	5,158	4,759
France	2,864	2,454	1,706	2,571	2,002	—
	$68,338	$76,081	$78,987	$64,189	$87,317	$76,542

12.          Subsequent Events

On February 14, 2002 TRM Corporation (“TRM or the Company”) and NCR Corporation entered into an agreement to reorganize iATMglobal.net (“iATM”), a majority owned subsidiary of TRM Corporation.

As part of the reorganization, TRM Corporation purchased all the outstanding common shares of iATMglobal.net owned by Alexander Haddow and Alexander Ogilvie for $60,000 cash. TRM Corporation formed S-3 Corporation, a new wholly owned subsidiary into which TRM contributed all the issued and outstanding shares of common stock of iATMglobal.net.  iATMglobal.net repurchased all of its issued and outstanding common shares from S-3 Corporation and, in consideration for the purchase price iATM transferred to S-3 all of the shares of common stock of Strategic Software Solutions (“SSS”), a wholly owned subsidiary of iATMglobal.net, and the remaining $47,000 cash of iATM after reserves for agreed upon liabilities.  S-3 Corporation will retain ownership of Strategic Software Solutions, and certain license agreements to develop and deploy RAAP (Remote Access Application Protocol) Software in the United Kingdom exclusively for two years.  RAAP allows existing Internet e-commerce companies to offer their products and services to customers through the ATM.  In addition SSS will receive $1.2 million in development contracts from NCR Corporation for RAAP development by the end of the first quarter of 2003. S-3 will pay NCR Corporation 8% of its net revenues from RAAP transactions for seven years and 6% of gross revenues in the event it licenses its server software to any third party.

NCR Corporation, the sole owner of iATMglobal.net’s Series A Voting Preferred Stock converted the Series A Preferred Shares of iATMglobal.net into common stock as part of the reorganization, making it the sole shareholder of iATMglobal.net. NCR will retain the following key assets of iATMglobal.net: the remaining iATMglobal.net goodwill related to RAAP, RAAP Software and its related patent, rights to deploy RAAP and certain e-commerce content partner contracts.  NCR has provided substantially all of TRM Corporation’s Automated Teller Machines (ATMs) and has provided certain maintenance and related services for a portion of the Company’s base of installed ATMs.

TRM Corporation will recognize its investment in S-3 using the historical basis of $264,000 for the net assets of Strategic Software Solutions which is substantially equal to TRM Corporation’s net investment in iATMglobal.net as of the closing date of the reorganization agreement.

The proforma consolidated financial statements set forth below have been adjusted to exclude the effect of iATMglobal.net while retaining the operations of Strategic Software Solutions for each respective financial statement period.  The adjustments presented in the pro forma consolidated statements of operations represent the proforma historical results for iATMglobal.net during the fiscal year ended December 31, 2000 and 2001.  The adjustments presented in the pro forma consolidated balance sheet at December 31, 2001 assume the reorganization of iATMglobal.net occurred on that date under the terms outlined above. No significant allocations or estimates were required in preparing these adjustments.

The unaudited pro forma consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the operating results or financial position that would have actually occurred if the disposition had been consummated as of the date indicated, nor are they necessarily indicative of future operating results or financial position.

TRM CORPORATION

PRO FORMA CONSOLIDATED BALANCE SHEET

December 31, 2001

 (In thousands)

	TRM Corporation	Adjustments		Pro Forma
	(audited)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,598	$(618	)(1)(2)	$980
Accounts receivable, net	6,432			6,432
Income tax receivable	269			269
Inventories	2,243			2,243
Prepaid expenses and other	1,341	(31	)(3)	1,310
Deferred tax asset	270			270
Total current assets	12,153	(649)		11,504
Equipment and vehicles, less accumulated depreciation	71,273	(231	)(4)	71,042
Other Assets	5,269	(3,076	)(5)	2,193

Total Assets	$88,695	$(3,956)		$84,739

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,057	$		$6,057
Accrued expenses	7,861	(558	)(2)	7,303
Current portion of long-term debt	977			977
Total current liabilities	14,895	(558)		14,337
Long term debt	20,552			20,552
Deferred income taxes	2,295			2,295
Other long-term liabilities	179			179
Preferred dividends payable	1,877			1,877
Deferred credit	—	227	(6)	227
Total liabilities	39,798	(331)		39,467
Minority interest	3,565	(3,565	)(1)(7)	—
Shareholders’ equity:
Preferred stock, no par value.Authorized 5,000 shares; 1,778 shares issued and outstanding	19,798			19,798
Common stock, no par value. Authorized 50,000 shares; 7,060 shares issued and outstanding	19,026			19,026
Additional paid-in capital	13			13
Accumulated other comprehensive income	(2,957)			(2,957)
Retained earnings	9,452	(60)		9,392
Total shareholders’ equity	45,332	(60)		45,272

	$88,695	$(3,956)		$84,739

(1) To record payment of $60,000 to Alex Haddow and Alex Ogilvie for repurchase of common stock of  iATMglobal.net

(2) To record payoff of iATMglobal.net liabilities totaling $558,000

(3) To eliminate iATMglobal.net prepaid expenses

(4) To eliminate iATMglobal.net fixed assets

(5) To eliminate iATMglobal.net other assets

(6) To record negative goodwill resulting from difference in TRM net investment in iATMglobal.net of  $473,000 at September 30, 2001 and the net assets of SSS of $700,000 received

(7) To eliminate iATMglobal.net Minority interest

TRM CORPORATION

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Year Ended December 31, 2001

(In thousands, except per share data)

	TRM Corporation	Adjustments		Pro Forma
	(audited)	(unaudited)		(unaudited)
Sales	$78,987	$1,582	(1)	$80,569
Less discounts	12,810	—		12,810
Net sales	66,177	1,582		67,759
Cost of sales	39,505	570	(2)	40,075
Gross profit	26,672	1,012		27,684
Selling, general and administrative expense	31,030	(3,282	)(3)	27,748
Operating income (loss)	(4,358)	4,294		(64)
Other (income) expense:
Interest	2,287	(40	)(4)	2,247
Other, net	501	177	(5)	678
Income (loss) before minority interest	(7,146)	4,157		(2,989)
Minority interest in earnings of consolidated subsidiary	1,190	(1,190	)(6)	—
Income (loss) before income taxes	(5,956)	2,967		(2,989)
Provision (benefit) for income taxes	506	—		506
Net income (loss)	$(6,462)	$2,967		$(3,495)

Earnings per share computation:
Net income (loss)	$(6,462)			$(3,495)
Preferred stock dividends	$(1,500)			$(1,500)
Net income (loss) available to common Shareholders	$(7,962)			$(4,995)
Basic net income (loss) per share:
Shares outstanding	7,062			7,062
Net income (loss) per share	$(1.13)			$(0.71)
Diluted net income (loss) available to common shareholders per share
Shares outstanding	7,062			7,062
Net income (loss) per share	$(1.13)			$(0.71)

(1)          To add back SSS revenue earned from iATMglobal.net

(2)          To add back cost of sales related to the SSS revenue earned from iATMglobal.net

(3)          To eliminate iATMglobal.net sales and administrative expense of $3,282,000

(4)          To eliminate iATMglobal.net interest expense

(5)          To eliminate iATMglobal.net other income

(6)          To eliminate iATMglobal.net minority interest

TRM CORPORATION

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

December 31, 2000

(In thousands, except per share data)

	TRM Corporation	Adjustments		Pro Forma
	(audited)	(unaudited)		(unaudited)
Sales	$76,081	$424	(1)	$76,505
Less discounts	12,268	—		12,268
Net sales	63,813	424		64,237
Cost of sales	39,433	151	(2)	39,584
Gross profit	24,380	243		24,653
Selling, general and administrative expense	29,691	(2,624	)(3)(4)	27,067
Operating income (loss)	(5,311)	2,897		(2,414)
Other (income) expense:
Interest	2,182	(38	)(5)	2,144
Other, net	(202)	200	(6)	(2)
Income (loss) before minority interest	(7,291)	2,735		(4,556)
Minority interest in earnings of consolidated subsidiary	495	(495	)(7)	—
Income (loss) before income taxes	(6,796)	2,240		(4,556)
Provision (benefit) for income taxes	(2,041)	—		(2,041)
Net income (loss)	$(4,755)	$2,240		$(2,515)

Earnings per share computation:
Net income (loss)	$(4,755)			$(2,515)
Preferred stock dividends	$(1,500)			$(1,500)
Net income (loss) available to common Shareholders	$(6,255)			$(4,015)
Basic net income (loss) per share:
Shares outstanding	7,068			7,068
Net income (loss) per share	$(0.88)			$(0.57)
Diluted net income (loss) available to common shareholders per share
Shares outstanding	7,068			7,068
Net income (loss) per share	$(0.88)			$(0.57)

(1)   To add back SSS revenue earned from iATMglobal.net

(2)   To add back cost of sales related to the SSS revenue earned from iATMglobal.net

(3)   To eliminate iATMglobal.net sales and administrative expense of $2,124,000

(4)   To recognize iATMglobal.net severance expense of $500,000 in connection with the transaction

(5)   To eliminate iATMglobal.net interest expense

(6)   To eliminate iATMglobal.net other income

(7)   To eliminate iATMglobal.net minority interest

13.          Debt Financing Arrangements and Liquidity

The Company experienced a net loss of $6,462,000 but has positive cash flow from operations of $6,698,000 during the year ended December 31, 2001.  Despite the unfavorable net loss, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part to its ability to maintain adequate financing arrangements.  The Company’s line of credit becomes due on June 30, 2003. Company borrowings at December 31, 2001 were $21,529,000 on an asset base of $88,695,000.  The Company expects that operations will continue for 2002, with the realization of assets, and discharge of liabilities in the ordinary course of business.  The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the bank line of credit.  If operations are not consistent with management’s plan, there is no assurance, however, that the amounts from these sources will be sufficient for such purposes.  In that event, or for other reasons, the Company may be required to seek alternative financing arrangements.  There is no assurance that such sources of financing will be available if required, or if available, will be on terms satisfactory to the Company.

14.          Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Calendar year ended December 31, 1999:
Sales	$16,948	$17,268	$16,257	$17,865
Net Sales	13,859	14,170	13,470	14,740
Gross Profit	6.750	6.883	5.915	6.625
Net Income	881	788	206	215
Preferred Stock Dividend	370	374	374	382
Net income (loss) available to common shareholders	511	414	(168)	(167)
Basic and diluted Net Income (loss) per share	.07	.06	(.02)	(.02)
Calendar year ended December 31, 2000: As filed in form 10-Qs:
Sales	18,081	19,337	19,159
Net Sales	14,912	16,124	16,313
Gross Profit	5,979	6,039	4,820
Net Income (loss)	(811)	(1,244)	(1,464)
Preferred Stock Dividend	(374)	(373)	(377)
Net income (loss) available to common shareholders	(1,185)	(1,617)	(1,841)
Basic and diluted Net Income (loss) per share	(.17)	(.23)	(.26)
Calendar year ended December 31, 2001:
Sales	18,856	20,429	19,778	19,924
Net Sales	15,863	17,054	16,559	16,701
Gross Profit	6,110	7,125	6,627	6,810
Net Income (loss)	(788)	(379)	(1,090)	(4,205)
Preferred Stock Dividend	(370)	(374)	(378)	(378)
Net income (loss) available to common shareholders	(1,158)	(753)	(1,468)	(4,583)
Basic and diluted Net Income (loss) per share	(.16)	(.11)	(.21)	(0.65)

In the fourth quarter of 2000 the company adopted a new accounting policy to depreciate certain photocopy equipment under the units-of-production method.  The new policy was applied retroactively as of January 1, 2000 and resulted in restating previously reported quarterly information.  Presented below are the restated first, second and third quarters along with the fourth quarter information.

Calendar Year Ended December 31, 2000 Restated:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$18,081	$19,337	$19,159	$19,504
Net Sales	14,912	16,124	16,313	16,464
Gross Profit	6,507	6,607	5,483	5,783
Net Income (loss) before cumulative effect of accounting change	(494)	(904)	(1,067)	(2,290)
Cumulative effect of accounting change	856	—	—	—
Net Income (loss)	362	(904)	(1,067)	(2,290)
Preferred Stock Dividend	(374)	(373)	(377)	(377)
Net income (loss) available to common shareholders	(12)	(1,277)	(1,444)	(2,667)
Basic and diluted Net Income (loss) per share	(.00)	(.18)	(.20)	(.38)

Schedule III - Valuation and Qualifying Accounts

Year ended December 31, 2000, and the year ended

December 31, 2001

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions- Write Offs	Balance at End of Period
Year ended December 31, 1999
Allowance for doubtful accounts	$172	$392	$—	$(424)	$140
Reserve for deposit	$300	$—	$—	$—	$300

Year ended December 31, 2000
Allowance for deferred tax liability	$—	$765	$—	$—	$765
Allowance for doubtful accounts	$140	$384	$—	$(367)	$157
Reserve for deposit	$300	$—	$—	$—	$300

Year ended December 31, 2001
Allowance for deferred tax liability	$765	$—	$—	$1,319	$2,084
Allowance for doubtful accounts	$157	$319	$—	$(305)	$171
Reserve for deposit	$300	$—	$—	$—	$300

S-1