Form 10-Q
period 2002-03-31
TRM CORP
filed 2002-05-15
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES ☒  NO ☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT MARCH 31, 2002
Common Stock	7,059,790

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

TRM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2001	March 31, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,598	$1,073
Accounts receivable, net	6,432	7,248
Income tax receivable	269	209
Inventories	2,243	2,450
Prepaid expenses and other	1,341	1,485
Deferred income taxes	270	270
Total current assets	12,153	12,735
Equipment and vehicles, less accumulated depreciation	71,273	69,377
Goodwill, less accumulated depreciation	2,353	—
Intangible assets, less accumulated depreciation	2,196	1,385
Other assets	720	743
	$88,695	$84,240

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,057	$5,910
Accrued expenses	7,861	7,178
Current portion of Long-term debt	977	1,737
Total current liabilities	14,895	14,825
Long-term debt	20,552	20,238
Deferred tax liability	2,295	2,199
Other long-term liabilities	179	166
Preferred dividends payable	1,877	2,252
Total liabilities	39,798	39,680

Minority Interest	$3,565	$—

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000 shares; 1,778 shares issued and outstanding	$19,798	$19,798
Common stock, no par value. 50,000 authorized; 7,060 shares issued and outstanding	19,026	19,026
Additional paid-in capital	13	24
Accumulated other comprehensive income	(2,957)	(3,028)
Retained earnings	9,452	8,740
Total shareholders’ equity	45,332	44,560
	$88,695	$84,240

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2001	2002
Sales	$18,856	$20,616
Less discounts	2,993	3,495
Net sales	15,863	17,121
Cost of sales	9,753	9,919
Gross profit	6,110	7,202
Selling, general and administrative expense	7,449	7,337
Operating loss	(1,339)	(135)
Other (income) expense:
Interest	715	444
Other, net	(960)	(44)
Loss before Minority interest	(1,094)	(535)
Minority interest in Earnings of Consolidated Subsidiary	289	72
Loss before Income Taxes	(805)	(463)
Benefit for income taxes	(17)	(126)
Net loss	$(788)	$(337)

Earnings per share computation:
Net loss	$(788)	$(337)
Preferred stock dividends	(370)	(375)
Net loss available to common Shareholders	$(1,158)	$(712)
Basic net loss per share:
Shares outstanding	7,063	7,060
Net loss per share	$(.16)	$(.10)
Diluted net loss per share:
Shares outstanding	7,063	7,060
Net loss per share	$(.16)	$(.10)

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(In thousands)

	Comprehensive	Preferred		Common		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Income	Shares	Amounts	Shares	Amounts	Capital	Income (Loss)	Earnings	Total
Balances, December 31, 2001		1,778	$19,798	7,060	$19,026	$13	$(2,957)	$9,452	$45,332
Comprehensive income
Net loss	$(337)	—	—	—	—	—	—	(337)	(337)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(71)	—	—	—	—	—	(71)	—	(71)
Comprehensive income (loss)	$(408)	—	—	—	—	—	—	—	—
Modification of stock options						11			11
Preferred stock dividends		—	—	—	—	—	——	(375)	(375)
Balances, March 31, 2002		1,778	$19,798	7,060	$19,026	$24	$(3,028)	$8,740	$44,560

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2001	2002
Operating activities:
Net loss	$(788)	$(337)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	2,286	2,442
Minority Interest in earnings of consolidated subsidiary	(289)	(72)
Other	(76)	(12)
Loss (Gain) on disposal of equipment and vehicles	31	82
Non-cash stock compensation		11
Changes in items affecting operations:
Accounts receivable	979	(815)
Inventories	328	(207)
Income tax receivable	0	60
Prepaid expenses and other	18	(150)
Accounts payable	(1,642)	(147)
Accrued expenses	(432)	(682)
Deferred income tax	(104)	(96)
Cash provided by operating activities	311	77
Cash flows from investing activities:
Proceeds from sale of equipment	206	81
Capital expenditures	(889)	(1,036)
Other	(69)	(77)
Cash used in investing activities	(752)	(1,032)
Cash flows from financing activities:
Net borrowings on notes payable	(861)	456
Other long-term liabilities	(12)	(10)
Purchase of minority interest	—	(60)
Cash provided by (used in) financing activities	(873)	386
Effect of exchange rate changes	(22)	44
Net decrease in cash and cash equivalents	(1,336)	(525)
Cash and cash equivalents at beginning of period	6,012	1,598
Cash and cash equivalents at end of period	$4,676	$1,073

Disposal of iATMglobal.net:
Intangible assets		$(3,076)
Fixed assets		(69)
Prepaid assets		(3)
Accrued expenses		203
Net assets eliminated in disposal of iATMglobal.net		$(2,945)

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

2.           Net Loss Per Share:

                                         Basic and diluted net loss per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive securities.  For the three months ended March 31, 2001 and 2002, the weighted average number of common shares for basic net income per share computations were 7,063,000 and 7,060,000, respectively. In calculating basic net income (loss) per share, dividends for preferred stock are deducted to arrive at income (loss) available for common stockholders.  For diluted net income (loss) per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive.  For the three months ended March 31, 2002 and 2001, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.

3.           Inventories (in thousands):

	December 31, 2001	March 31, 2002
Paper	$282	$204
Toner and developer	159	146
Parts	1,802	2,100

	$2,243	$2,450

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

                The accounting policies of the segments are substantially the same as those described in Note 1.  The Company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding non-recurring charges.  Information regarding the operations of these reportable segments is as follows:

	Three Months Ended
	March 31, 2001	March 31, 2002
Sales
Photocopy	$14,920	$14,245
ATM	3,678	5,733
e-Commerce	258	638
	$18,856	$20,616

Depreciation and Amortization:
Photocopy	$1,728	$1,604
ATM	452	782
e-Commerce	105	56
	$2,285	$2,442

Income (Loss) Before Interest, taxes, minority interest
Photocopy	$1,171	$1,388
ATM	(593)	(1,399)
e-commerce	(957)	(80)
	$(379)	$(91)

                TRM disposed of its interest in iATMglobal.net via a reorganization agreement completed on February 14, 2002.  iATMglobal.net comprised a substantial portion of the e-commerce segment of the Company.

                TRM Corporation formed S-3 Corporation, a new wholly owned subsidiary into which TRM contributed all the issued and outstanding shares of common stock of iATMglobal.net.  iATMglobal.net repurchased all of its issued and outstanding common shares from S-3 Corporation and, in consideration for the purchase price iATM transferred to S-3 all of the shares of common stock of Strategic Software Solutions (“SSS”), a wholly owned subsidiary of iATMglobal.net, and the remaining $47,000 cash of iATMglobal.net after reserves for agreed upon liabilities.  S-3 Corporation retained ownership of Strategic Software Solutions, and certain license agreements to develop and deploy RAAP (Remote Access Application Protocol) Software in the United Kingdom exclusively for two years.  RAAP allows existing Internet e-commerce companies to offer their products and services to customers through the ATM.

                NCR Corporation, the sole owner of iATM’s Series A voting Preferred Stock converted the Series A Preferred Shares of iATM into common stock as part of the reorganization, making it the sole shareholder of iATM.  NCR retained the following key assets of iATM: the remaining goodwill related to RAAP ($2.4 million at December 31, 2001), RAAP Software and its related patent, rights to deploy RAAP and certain e-commerce content partners.

                TRM Corporation recognized its investment in S-3 using the historical basis of $326,000 for the net assets of Strategic Software Solutions which was substantially equal to TRM Corporation’s net investment in iATM as of the closing date of the reorganization. The net assets retained were $468,000 resulting in a deferred credit of $142,000 which was used to reduce the carrying value of the net fixed assets retained by S-3.

5.             New Accounting Standards:

In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”.  SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination.  The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.  SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, and require that goodwill and indefinite-lived intangibles assets be tested annually for impairment.

The Company has adopted the provisions of SFAS 141 and SFAS 142 in its first quarter ended March 31, 2002.  As a result of the Company disposing of its interest in iATMglobal.net in February 2002, the goodwill and indefinite-lived intangibles recognized as of December 31, 2001 were eliminated from the Company’s consolidated financial statements.  The Company will no longer record $280,000 of annual amortization relating to goodwill and indefinite-lived intangibles.  The Company has evaluated the useful lives of its existing other intangible assets which consist primarily of customer contracts and trademarks and does not anticipate changes in the useful lives of its contracts and trademarks.

The following table presents the gross amount, accumulated amortization, and net carrying amounts of the Company’s intangible assets as of December 31, 2001 and March 31, 2002.  Intangible assets have been categorized by major asset class in accordance with SFAS 142:

	December 31, 2001 (in thousands)				March 31, 2002 (in thousands)

	Intangible Assets Not Subject to Amortization				Intangible Assets Not Subject to Amortization

	Gross	Accumulated Amortization	Net		Gross	Accumulated Amortization	Net
Goodwill	$2,809	$(456)	$2,353	Goodwill	$—	$—	$—
Trademarks	92	(20)	72	Trademarks	72	0	72
Capitalized Software	721	—	721	Capitalized Software	—	—	—
Total	$3,622	$(476)	$3,146	Total	$72	$0	$72

	Intangible Assets Subject to Amortization				Intangible Assets Subject to Amortization

	Gross	Accumulated Amortization	Net		Gross	Accumulated Amortization	Net
Contracts	$2,129	$(726)	$1,403	Contracts	$2,129	$(816)	$1,313

Total Intangible Assets	$5,809	$(1,260)	$4,549	Total Intangible Assets	$2,201	$(816)	$1,385

Weighted Average Amortization Period	76 mos.			Weighted Average Amortization Period	76 mos.

The following table presents the amount of intangible asset amortization expense recorded for the periods ending March 31, 2001 and 2002:

	March 31, 2001	March 31, 2002

Goodwill	$70	0
Trademarks	2	0
Contracts	85	88
	$157	$88

The following table presents the estimated amount of intangible asset related amortization expense to be recorded for the 9 months remaining in 2002 and the for each of the next 5 years:

2002 (Remaining 9 months)	$265
2003	224
2004	224
2005	224
2006	224
2007	224
$1,385

In August of 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FASB issued Statement No. 144 is effective for fiscal years beginning after December 15, 2001.  This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  FASB Statement No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, accordingly two accounting models existed for long-lived assets to be disposed of. FASB Statement No. 144 establishes a single accounting model, based on the framework established in Statement No. 121 for long-lived assets to be disposed of by sale.  In addition, FASB Statement No. 144 resolves significant implementation issues related to Statement No. 121.  The Company adopted the pronouncement as of January 1, 2002 and it has not had a material effect on the Company’s consolidated financial statements.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS

General

As of March 31, 2002 the Company had a total of 2,448 ATM operating units installed, with 975 and 1,473 deployed in the United States and United Kingdom respectively, as compared to 1,740  total units installed at March 31, 2001, an increase of 708 units, most of which occurred in the United Kingdom.  The ATM business contributed $5.7 million to quarterly gross revenues, a 55.9% increase over the same period last year.  The Company believes that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future.

In the first quarter of 2001, the CopyCenters business, conducted a consolidation of its United States service areas in order to achieve greater operational efficiencies.  The United Kingdom reorganized its service areas in the first quarter of 2002 to incorporate its 15 service centers into 6 newly organized regional service areas.  The service areas the Company operates in now include 30 in the United States, 5 in Canada, and 6 in the United Kingdom. In addition, third party service providers support the Company’s customers in 198 additional locations in the United States and Canada.  As of March 31, 2002, the Company had 29,163 TRM CopyCenters installed compared to 32,241 at March 31, 2001. The decrease of 3,078 total CopyCenters is due to the sale of the Company’s French operations in the fourth quarter of 2001, and elimination of low volume locations in the Company’s other markets.  The CopyCenters revenue remained the largest revenue stream at $14.2 million in the first quarter 2002 as compared to $14.9 million for the same period in 2001.

                TRM disposed of its interest in iATMglobal.net via a reorganization agreement completed on February 14, 2002.  iATMglobal.net comprised a substantial portion of the e-commerce segment of the Company.

                As part of the reorganization, TRM Corporation formed S-3 Corporation, a new wholly owned subsidiary into which TRM contributed all the issued and outstanding shares of common stock of iATMglobal.net.  iATMglobal.net repurchased all of its issued and outstanding common shares from S-3 Corporation and, in consideration for the purchase price iATMglobal.net transferred to S-3 all of the shares of common stock of Strategic Software Solutions (“SSS”), a wholly owned subsidiary of iATMglobal.net, and the remaining $47,000 cash of iATMglobal.net after reserves for agreed upon liabilities.  S-3 Corporation retained ownership of Strategic Software Solutions, and certain license agreements to develop and deploy RAAP (Remote Access Application Protocol) Software in the United Kingdom exclusively for two years.  RAAP allows existing Internet e-commerce companies to offer their products and services to customers through the ATM.  As a result of the reorganization, the Company no longer has an ownership position in iATMglobal.net.  The Company’s e-commerce business generated gross revenues of $638,000 for the first quarter of 2002 as compared to $258,000 for the same period in 2001, the majority of which relates to the operations of SSS.

Results of Operations

                The following table sets forth, for the three months ended March 31, 2001 and 2002, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).

	Percentage Change	As a Percentage of Sales
	Increase (Decrease)	2001	2002
Sales	9.3%	100.0%	100.0%
Sales discounts	16.8	15.9	17.0
Cost of sales	1.7	51.7	48.1
Selling, general and administrative	(1.5)	39.5	35.6
Operating loss	(89.9)	(7.1)	(0.7)
Interest expense, net	(38.0)	3.8	2.2
Other income net	(95.4)	(5.1)	(0.2)
Loss before income taxes	(42.5)	(4.3)	(2.2)
Benefit for income taxes	641.2	(0.1)	(0.6)
Net loss	(57.2)%	(4.2)%	(1.6)%

Three Months ended March 31, 2002 Compared to Three Months ended March 31, 2001

For the quarter ended March 31, 2002, consolidated sales increased by $1.8 million (9.3%) to $20.6 million from $18.9 million for 2001.  Revenues from the Company’s expanding ATM business drove the revenue increase and contributed $5.7 million of the totals for the quarter, up $2.0 million from the same period last year.  CopyCenter revenue was $14.2 million for the quarter.  e-Commerce contributed $638,000 of revenue for the quarter.

CopyCenters sales were down $672,000 or 4.5% for the quarter ended March 31, 2002 as compared to the same period in 2001.  The decrease is primarily due to the sale of the French operation in October 2001.  In the first quarter 2001 the French operation had contributed $627,000 of revenue and had generated a net loss of $107,000 which was not realized in the same period 2002. The balance of the CopyCenters sales decline reflects the elimination of low volume locations.

Revenues from the Company’s ATM business were $5.7 million during the first quarter of 2002 as compared to $3.7 million 2001, an increase of 55.9%.  This revenue increase is attributable to the expanded number of installed ATM operating units, which increased by 708 units over the first quarter of 2001.

Sales discounts are the portion of revenue retained by retail customers.  Sales discounts generally vary at individual retail businesses depending on volume — the higher the volume, the greater the discount, and are typically smaller in the ATM business.  Sales discounts in the ATM business increased from $335,000 for the quarter ended March 31, 2001 to $871,000 for the same period in 2002, an increase of 160%. The increase resulted from a 10% increase in transaction volumes per ATM machine on a consolidated basis.  The largest increase in transaction volumes per machine occurred in the United Kingdom, with an increase of 18%.

Costs of sales on a consolidated basis increased $166,000 (1.7%) for the quarter ended March 31, 2002 compared to 2001 but fell as a percentage of revenue from 51.7% to 48.1%.  The increase of

$166,000 is primarily related to increased machine depreciation resulting from growth in the ATM business.

Selling, general and administrative expenses decreased $112,000 (1.5%) during the quarter ended March 31, 2002 compared to 2001 and fell as a percentage of revenue from 39.5% in 2001 as compared to 35.6% in 2002.  The decrease is a result of decreased labor cost associated with the reorganization of the e-commerce business which reduced its selling, general, and administrative expenses from $1.2 million in the first quarter of 2001 to $489,000 in the same quarter 2002. This reduction was partially offset by increases in labor costs required to support growth in the United Kingdom.

During the quarter ended March 31, 2002, interest expense decreased to $444,000 from $715,000 in 2001.  The decrease was primarily due to a reduction in borrowings under the Company’s revolving credit facility to $21.7 million outstanding in 2002 from $27.2 million outstanding in 2001.

Other income decreased during the quarter ended March 31, 2002, compared to 2001, primarily due to a $801,000 contract termination settlement with Woolwich, PLC which was included in the first quarter 2001 results.  Woolwich provided cash inventory and cash management services for all of the Company’s ATMs located in England, Scotland, and Wales during 2000.  In addition, Woolwich provided sponsorship into the LINK cash delivery network in the United Kingdom.  In mid-2000, a change in regulation allowed TRM to be a direct member of LINK.  As a result of this change, and Woolwich’s desire to exit the surcharging market in the United Kingdom, TRM and Woolwich terminated their relationship effective at the end of March 2001.

                The Company’s effective tax rate, excluding e-commerce, for the quarter ended March 31, 2002 was 40.3%, resulting from an income tax benefit of $183,000, compared to an effective tax rate of 39.0% and an income tax benefit of $47,000 for the same period in 2001.  The Company’s e-Commerce business recorded losses in the first quarter of 2001 of $973,000 but recorded an income tax expense of $30,000 related to profits earned by Strategic Software Solutions, a subsidiary of iATMglobal.net.  In the first quarter of 2002, e-Commerce recorded losses of $9,000 with an income tax expense of $57,000.  The result is a consolidated net tax benefit of $126,000 and $17,000 for the first quarter of 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company was in compliance with all loan covenants at March 31, 2002.  In January 2002, the Company executed an amendment to its loan agreement establishing new covenants for 2002.  Under this amended agreement, the line of credit will reduce quarterly to a level of $21.1 million at December 31, 2002 and will mature on June 30, 2003.

In March 2000, the Company established a financing facility to access a commercial paper conduit to provide vault cash for its U.S. ATM network.  The financing was completed off the Company’s balance sheet on a non-recourse basis, via a special purpose entity in which neither the Company nor any of its affiliates has an interest.  The cash at all times remains the property of the special purpose entity, however, the Company does assume substantially all risk of loss while the cash is in or being distributed to its ATM network.  In April 2002 the Company renegotiated this facility with an initial limit of $22 million with the option to increase the limit to $30 million and maturing April 23, 2007.

The Company’s United Kingdom ATM business obtains vault cash under an agreement with a local bank.  Vault cash obtained under the program remains the property of the bank, however, the Company does assume substantially all of the risk of loss while the cash is in or being distributed to its ATM network.

                During the first quarter of 2001, the Company generated $77,000 of cash flow from operations, and funded capital expenditures of $ 1.0 million primarily from cash generated from operations.  Capital expenditures were primarily for ATM machines and photocopy equipment.

The Company currently anticipates capital expenditures of approximately $9.9 million during 2002, most of the expenditures will be used to acquire ATM and photocopy machines and the remainder will be used to acquire computer related systems and other capital items.  The Company had signed an agreement with Konica to purchase 10,000 additional photocopiers in 2000.  This agreement was amended to 6,700 additional photocopiers, 3,300 and 190 of which were purchased in 2000 and 2001 respectively.  The Company expects to purchase from Konica approximately 2,200 additional photocopiers during 2002 at a cost of approximately $2.9 million.  The Company expects to finance these capital expenditures with cash generated from operations.  The Company intends to seek longer term financing of its asset base in 2002.

A summary of the Company’s contractual commitments and obligations is as follows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations

Long-term debt	$92	$19	$54	$19	—
Capital lease obligations	117	42	75	—	—
Operating leases	10,811	2,489	6,137	531	1,654
Other long-term obligations	2,860	2,860	—	—	—

Total contractual cash obligations	$13,880	$5,410	$6,266	$550	$1,654

	Amount of Commitment Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Other Commercial Commitments

Lines of credit	$21,055	$965	$20,090	—	—
Standby letters of credit	712	712	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$21,767	$1,677	$20,090	—	—

Critical Accounting Policies

The Company’s critical accounting policies as of March 31, 2002 are consistent with those discussed in the Company’s SEC Form 10-K for the year ended December 31, 2001.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”.  SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination.  The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.  SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, and require that goodwill and indefinite-lived intangibles assets be tested annually for impairment.

The Company has adopted the provisions of SFAS 141 and SFAS 142 in its first quarter ended March 31, 2002.  As a result of the Company disposing of its interest in iATMglobal.net in February 2002, the goodwill and indefinite-lived intangibles recognized as of December 31, 2001 were eliminated from the Company’s consolidated financial statements.  The Company will no longer record $280,000 of annual amortization relating to goodwill and indefinite-lived intangibles.  The Company has evaluated the useful lives of its existing other intangible assets which consist primarily of customer contracts and trademarks and does not anticipate changes in the useful lives of its contracts and trademarks.

The following table presents the gross amount, accumulated amortization, and net carrying amounts of the Company’s intangible assets as of December 31, 2001 and March 31, 2002.  Intangible assets have been categorized by major asset class in accordance with SFAS 142:

	December 31, 2001 (in thousands)				March 31, 2002 (in thousands)

	Intangible Assets Not Subject to Amortization				Intangible Assets Not Subject to Amortization

	Gross	Accumulated Amortization	Net		Gross	Accumulated Amortization	Net
Goodwill	$2,809	$(456)	$2,353	Goodwill	$—	$—	$—
Trademarks	92	(20)	72	Trademarks	72	0	72
Capitalized Software	721	—	721	Capitalized Software	—	—	—
Total	$3,622	$(476)	$3,146	Total	$72	$0	$72

	Intangible Assets Subject to Amortization				Intangible Assets Subject to Amortization

	Gross	Accumulated Amortization	Net		Gross	Accumulated Amortization	Net
Contracts	$2,129	$(726)	$1,403	Contracts	$2,129	$(816)	$1,313

Total Intangible Assets	$5,809	$(1,260)	$4,549	Total Intangible Assets	$2,201	$(816)	$1,385

Weighted Average Amortization Period	76 mos.			Weighted Average Amortization Period	76 mos.

The following table presents the amount of intangible asset amortization expense recorded for the periods ending March 31, 2001 and 2002:

	March 31, 2001	March 31, 2002

Goodwill	$70	0
Trademarks	2	0
Contracts	85	88
	$157	$88

The following table presents the estimated amount of intangible asset related amortization expense to be recorded for the 9 months remaining in 2002 and the for each of the next 5 years:

2002 (Remaining 9 months)	$265
2003	224
2004	224
2005	224
2006	224
2007	224
$1,385

In August of 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FASB issued Statement No. 144 is effective for fiscal years beginning after December 15, 2001.  This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  FASB Statement No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, accordingly two accounting models existed for long-lived assets to be disposed of. FASB Statement No. 144 establishes a single accounting model, based on the framework established in Statement No. 121 for long-lived assets to be disposed of by sale.  In addition, FASB Statement No. 144 resolves significant implementation issues related to Statement No. 121.  The Company adopted the pronouncement as of January 1, 2002 and it has not had a material effect on the Company’s consolidated financial statements.

Forward-Looking Statements

Information in “Management’s Discussion and Analysis,” in this Form 10-Q about the Company’s goals, plans and expectations regarding expansion, capital expenditures, expanding the ATM business, revenues from the ATM business becoming a higher percentage of overall revenue, financing of capital expenditures, and obtaining long-term asset based financing constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The following factors that could cause the actual results to differ materially from the forward-looking statements:  business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company’s services, the Company’s ability to execute its plans in each business segment successfully, the ability of the Company to successfully negotiate and enter into additional financing arrangements on favorable terms, the Company's ability to expand its current relationships with retailers and broaden its distribution network, and the volatility of paper costs.  Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company’s Form 10-K for the year ended December 31, 2001.

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

                The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company’s business operations.  The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt.  Additionally, the Company is exposed to interest rate risk related to its credit facility as of March 31, 2002.  Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

                The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada and the United Kingdom.  The relative amount of business transacted in these countries is outlined in footnote 11 to the Consolidated Financial Statements of the Company’s 2001 Form 10-K.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

None.

(b)	Reports on Form 8-K.

Acquisition Or Disposition Of Assets (Incorporated herein by reference to Form 8-K dated February 26, 2002)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                          TRM CORPORATION

Date:	May 15, 2002	By:	/s/ Daniel L. Spalding
Daniel L. Spalding
President