Form 10-Q
period 2002-06-30
TRM CORP
filed 2002-08-14
CIK 749254

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-19657

TRM CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0809419 (I.R.S. Employer Identification No.)

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

YES    ☒    NO    ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS Common Stock	OUTSTANDING AT JUNE 30, 2002 7,059,790

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2001	June 30, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,598	$1,186
Accounts receivable, net	6,432	6,982
Income tax receivable	269	667
Inventories	2,243	1,609
Prepaid expenses and other	1,341	1,414
Deferred income taxes	270	270

Total current assets	12,153	12,128
Equipment and vehicles, less accumulated depreciation	71,273	69,361
Goodwill, less accumulated depreciation	2,353	—
Intangible assets, less accumulated depreciation	805	72
Restricted Cash	0	400
Other assets	2,111	2,127

	$88,695	$84,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,057	$4,445
Accrued expenses	7,861	8,930
Current portion of long-term debt	977	1,128

Total current liabilities	14,895	14,503
Long-term debt	20,552	19,273
Deferred tax liability	2,295	2,216
Other long-term liabilities	179	154
Preferred dividends payable	1,877	2,627

Total liabilities	39,798	38,773

Minority Interest	$3,565	$0

Shareholders' equity:
Preferred stock, no par value. Authorized 5,000 shares; 1,778 shares issued and outstanding	$19,798	$19,798
Common stock, no par value. 50,000 authorized; 7,060 shares issued and outstanding	19,026	19,026
Additional paid-in capital	13	42
Accumulated other comprehensive income	(2,957)	(1,511)
Retained earnings	9,452	7,960

Total shareholders' equity	45,332	45,315

	$88,695	$84,088

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Sales	$20,429	$21,556	$39,285	$42,172
Less discounts	3,375	3,866	6,369	7,360

Net sales	17,054	17,690	32,916	34,812
Cost of sales	9,929	10,305	19,681	20,225

Gross profit	7,125	7,385	13,235	14,587
Selling, general and administrative expense	7,471	7,584	14,920	14,922

Operating income (loss)	(346)	(199)	(1,685)	(335)
Other (income) expense:
Interest	577	402	1,291	846
Other, net	(562)	73	(1,521)	28

Loss before minority interest	(361)	(674)	(1,455)	(1,209)
Minority interest in earnings of consolidated subsidiary	341	0	630	72

Loss before income taxes	(20)	(674)	(825)	(1,137)
Provision (benefit) for income taxes	359	(270)	342	(396)

Net loss	$(379)	$(404)	$(1,167)	$(741)

Earnings per share computation:
Net loss	$(379)	$(404)	$(1,167)	$(741)
Preferred stock dividends	(374)	(375)	(744)	(750)

Net loss available to common shareholders	$(753)	$(779)	$(1,911)	$(1,491)

Basic net loss per share:
Shares outstanding	7,063	7,060	7,063	7,060

Net loss per share	$(0.11)	$(0.11)	$(0.27)	$(0.21)

Diluted net loss per share:
Shares outstanding	7,063	7,060	7,063	7,060

Net loss per share	$(0.11)	$(0.11)	$(0.27)	$(0.21)

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited)

(In thousands)

		Preferred		Common
							Accumulated Other Comprehensive Income
	Comprehensive Income					Additional Paid-in Capital		Retained Earnings
		Shares	Amounts	Shares	Amounts				Total
Balances, December 31, 2001		1,778	$19,798	7,060	$19,026	$13	$(2,957)	$9,452	$45,332

Comprehensive income
Net loss	(741)	—	—	—	—	—	—	(741)	(741)
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,445	—	—	—	—	—	1,445	—	1,445

Comprehensive income	$704	—	—	—	—	—	—	—	—

Modification of stock options						29			29
Preferred stock dividends		—	—	—	—	—	—	(750)	(750)

Balances, June 30, 2002		1,778	$19,798	7,060	$19,026	$42	$(1,511)	$7,960	$45,315

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2001	2002
Operating Activities:
Net income (loss)	$(1,167)	$(741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restricted cash	0	(400)
Depreciation and amortization	4,553	4,870
Minority interest in earnings of consolidated subsidiary	(630)	(72)
Other	(58)	(6)
Loss (gain) on disposal of equipment and vehicles	43	244
Changes in items affecting operations:
Accounts receivable	1224	(550)
Inventories	811	634
Income taxes receivable	0	(398)
Prepaid expenses and other	1,193	(73)
Accounts payable	(3,767)	(1,612)
Accrued expenses	(398)	1,069
Deferred income tax	(23)	(79)

Total operating activities	1,781	2,886

Investing Activities:
Proceeds from sale of equipment	289	115
Capital expenditures	(1,423)	(1,947)
Other	(361)	(336)

Total investing activities	(1,495)	(2,168)

Financing Activities:
Net borrowings on notes payable	(3,398)	(1,108)
Other long-term liabilities	(25)	(21)
Purchase of minority interest	0	(60)

Total financing activities	(3,423)	(1,189)

Effect of exchange rate changes	(50)	59

Net increase (decrease) in cash and cash equivalents	(3,187)	(412)
Beginning cash and cash equivalents	6,012	1,598

Ending cash and cash equivalents	$2,825	$1,186

Supplemental disclosure of non-cash transactions:
Disposal of iATMglobal.net:
Intangible assets		$(3,076)

Fixed assets		(69)

Prepaid assets		(3)

Net assets eliminated in disposal of iATMglobal.net		$(3,148)

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

2.    Net Income Per Share:

        Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted net income including the effect of potentially dilutive securities. For the three months and six months ended June 30, 2002 and June 30, 2001, the weighted average number of common shares for basic net income per share computations were 7,060,000 and 7,060,000, and 7,063,000 and 7,063,000, respectively. In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common stockholders. For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive. For the three and six months ended June 30, 2002 and June 30, 2001, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.

3.    Inventories (in thousands):

	December 31, 2001	June 30, 2002
Paper	$282	$207
Toner and developer	159	99
Parts	1,802	1,303

	$2,243	$1,609

4.    Segment Reporting (in thousands):

        The Company has three reportable segments: Photocopy, ATM and S-3 Corporation. Photocopy owns and maintains self-service photocopiers in retail establishments. ATM owns and operates ATM machines in retail establishments. S-3 Corporation develops software to deliver products and services through ATMs.

        The accounting policies of the segments are substantially the same as those described in Note 1 of the Company's SEC Form 10-K for the year ended December 31, 2001. The Company evaluates each segment's performance based on income or loss before interest and income taxes, excluding non-recurring charges. Information regarding the operations of these reportable segments is as follows:

	Three months ended		Six months ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
	(In thousands)
Sales:
Photocopy	$15,604	$14,264	$30,525	$28,508
ATM	4,536	6,706	8,213	12,439
S-3 Corporation (formerly iATMglobal.net)	289	586	547	1,225

	$20,429	$21,556	$39,285	$42,172

Depreciation and amortization:
Photocopy	$1,706	$1,598	$3,433	$3,202
ATM	470	814	924	1,596
S-3 Corporation (formerly iATMglobal.net)	90	16	196	72

	$2,266	$2,428	$4,553	$4,870

Income (loss) before interest, taxes & minority interest:
Photocopy	$2,541	$566	$3,674	$1,670
ATM	(1,207)	(893)	(1,763)	(2,010)
S-3 Corporation (formerly iATMglobal.net)	(1,118)	55	(2,075)	(23)

	$216	$(272)	$(164)	$(363)

5.    New Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, and require that goodwill and indefinite-lived intangibles assets be tested annually for impairment.

        The Company has adopted the provisions of SFAS 141 and SFAS 142 in its first quarter ended March 31, 2002. As a result of the Company disposing of its interest in iATMglobal.net in February 2002, the goodwill and indefinite-lived intangibles recognized as of December 31, 2001 were eliminated from the Company's consolidated financial statements. The Company will no longer record $280,000 of annual amortization relating to goodwill and indefinite-lived intangibles. The Company evaluated the useful lives of its existing other "intangible assets" which consisted primarily of customer contracts and trademarks which were classified as "other assets" at December 31, 2001, and as "intangible assets" at March 31, 2002. Subsequent to adoption of the pronouncement in the first quarter of 2002, and after reevaluation in the second quarter 2002, customer contracts were reclassified as "other assets" while trademarks remained classified as an "intangible asset" at June 30, 2002. The Company does not anticipate changes in the useful lives of trademarks.

December 31, 2001 Intangible Assets Not Subject to Amortization				June 30, 2002 Intangible Assets Not Subject to Amortization
	Gross	Accumulated Amortization	Net		Gross	Accumulated Amortization	Net
	(In thousands)					(In thousands)
Goodwill	$2,809	$(456)	$2,353	Goodwill	$—	$—	$—
Trademarks	92	(20)	72	Trademarks	72	—	72
Capitalized Software	733	—	733	Capitalized Software	—	—	—

Total Intangible Assets	$3,634	$(476)	$3,158	Total Intangible Assets	$72	$0	$72

        The following table presents the amount of intangible asset amortization expense recorded for the periods ending June 30, 2001 and 2002.

	Intangible Asset Amortization Expense
	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
	(In thousands)
Goodwill	$70	$—	$140	$—
Trademarks	3	—	5	—

	$73	$0	$145	$0

        The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS been in effect for the three and six months ended June 30, 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(In thousands)
Net loss as reported	$(379)	$(404)	$(1,167)	$(741)
Add: Amortization of goodwill and intangibles	73	—	145	—
Income tax effect	—	—	—	—

Net loss as adjusted	$(306)	$(404)	$(1,022)	$(741)

Basic and diluted net loss per share as reported	$(0.11)	$(0.11)	$(0.27)	$(0.21)
Effect of amortization of goodwill	0.01	0.00	0.02	0.00

Basic and diluted net loss per share as adjusted	$(0.10)	$(0.11)	$(0.25)	$(0.21)

        In April 2002, FASB issued Statement No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has reviewed this pronouncement and will consider its impact on any relevant transactions.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        As of June 30, 2002, the Company had a total of 2,679 ATM operating units installed, with 1,013 and 1,666 deployed in the United States and United Kingdom respectively, as compared to 1,847 total units installed at June 30, 2001, an overall increase of 832 units, primarily in the United Kingdom. ATM revenue increased substantially to $6.7 million for the quarter, up 47.8% from $4.5 million, for the same period last year. The Company believes that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future.

        The service areas the Company operates in now include 30 in the United States, 5 in Canada, and 6 in the United Kingdom. In addition, third party service providers support the Company's customers in 198 additional locations in the United States and Canada. As of June 30, 2002, the Company had 28,295 TRM photocopiers installed compared to 31,665 at June 30, 2001. The decrease of 3,370 total photocopiers was primarily due to the sale of the Company's French operations in the fourth quarter of 2001, and elimination of low volume locations in the Company's other markets. The Photocopy revenue remained the largest revenue stream at $14.3 million and $28.5 million for the three and six month periods ending June 30, 2002 as compared to $15.6 million and $30.5 million for the same periods in 2001.

        S-3 Corporation generated $586,000 and $1.2 million in revenues for the three and six month periods ending June 30, 2002 as compared to $289,000 and $547,000 for the same periods in 2001.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change Increase (Decrease)			Percentage Change Increase (Decrease)
	2001	2002		2001	2002
Sales	100.0%	100.0%	5.5%	100.0%	100.0%	7.4%
Sales discounts	16.5	17.9	14.5	16.2	17.5	15.6
Cost of sales	48.6	47.8	3.8	50.1	48.0	2.8
Selling, general and administrative	36.6	34.3	1.5	38.0	35.4	(0.0)
Operating loss	(1.7)	(0.9)	(42.5)	(4.3)	(0.8)	(80.1)
Interest expense, net	2.8	1.9	(30.3)	3.3	2.0	(34.5)
Other income net	(2.8)	0.3	(113.0)	(3.9)	0.1	(101.9)
Loss before income taxes	(0.1)	(3.1)	3,270.0	(2.1)	(2.7)	37.8
Provision (benefit) for income taxes	1.8	(1.3)	(175.2)	0.9	(0.9)	(215.8)

Net loss	(1.9)%	(1.9)%	6.6%	(3.0)%	(1.8)%	(36.5)%

Three and Six Months ended June 30, 2002 Compared to Three and Six Months ended June 30, 2001

        For the three and six month periods ended June 30, 2002, consolidated sales increased by $1.1 million (5.5%) and $2.9 million (7.3%), respectively as compared to the same periods in 2001. These increases were due primarily to increased revenues from the Company's ATM business, which contributed $6.7 million of the total for the quarter and $12.4 million year to date, up $2.2 million and $4.2 million respectively from the same periods last year.

        Photocopy sales were down $1.3 million (8.6%) and $2.0 million (6.6%) for the quarter and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The decrease was primarily due to decreasing overall copy volumes and decreasing billed units as compared to the same periods in 2001. Copy volumes decreased 9.0% for the quarter and 6.4% year to date. Billed units decreased 9.8% and 10.0% respectively. Although overall copy volumes and billed units decreased as compared to the same periods in 2001, copies per billed unit remained constant over the quarter and six months ended June 30, 2002 and 2001. The overall number of copiers installed was 28,295 and 31,665 at June 30, 2002 and 2001 respectively.

        Revenues from the Company's ATM business were $6.7 million and $12.4 million for the quarter and six months ended June 30, 2002, an increase of 47.8% and 51.4% respectively from the same periods in 2001. This increase was attributable primarily to the expanded number of ATMs installed, 2,679 as of June 30, 2002 versus 1,847 as of June 30, 2001 and increasing volumes per unit. Withdrawal transactions generated by the ATM business for the three and six month periods ending June 30, 2002 increased 63.3% and 39.7% over the same periods last year.

        S-3 Corporation (formerly iATMglobal.net) generated $586,000 and $1.2 million in gross revenues from contracted software engineering services for the quarter and six months ended June 30, 2002 compared with $289,000 and $547,000 generated for the same periods last year.

        Sales discounts are the portion of revenue retained by retail customers. Sales discounts generally vary at individual retail businesses depending on volume—the higher the volume, the greater the discount. The increase in sales discounts for the quarter ended June 30, 2002 compared to the prior year was $491,000 (14.5%). Year to date discounts increased $991,000 (15.6%) over the same period last year and increased from 16.2% of sales to 17.5% of sales year to date. The increase as a percentage of sales related to the increase in ATM transaction volumes per unit which resulted in increased percentage of profit retained by retail customers.

        Costs of sales on a consolidated basis increased $376,000 (3.8%) for the quarter and $544,000 (2.8%) for the six months ended June 30, 2002 compared to the same periods in 2001 but decreased as a percentage of sales. The ATM business contributed $220,000 of the increase in cost of sales for the quarter but cost of sales in the ATM business decreased from 71.0% of ATM sales to 51.3% for the quarter. This reduction as a percentage of sales in the ATM business was primarily attributable to reduced expenses related to third party maintenance and service of the ATM units over last year as well as a reduction in the cost of cash in the ATMs due to lower interest rates. Cost of sales in the photocopy business decreased $42,000 (0.6%) and $651,000 (4.8%) for the quarter and six months ended June 30, 2002. As a percentage of sales for the quarter these costs increased to 46.0% from 42.3% for the same period last year and increased to 45.2% for the year to date as compared to 44.4% in 2001. The increase as a percentage of sales was directly related to reduced revenues in the photocopy business.

        Selling, general and administrative costs increased $113,000 for the quarter and $2,000 for the year to date on a consolidated basis. These costs as a percentage of sales fell from 36.6% to 35.2% for the quarter as compared to the same period last year, primarily due to reductions in labor costs over the same period last year. Year to date selling, general and administrative costs on a consolidated basis fell from 38.0% to 35.4% as a percentage of sales. Selling, general, and administrative costs related to S-3 Corporation decreased $1.1 million and $1.9 million to $216,000 and $705,000 the quarter and year to date respectively as a result of the reorganization of the e-commerce business in February of 2002.

        Interest expense decreased $175,000 and $445,000 for the three and six month periods ending June 30, 2002. The decrease was primarily due to a reduction in borrowings under the Company's revolving credit facility to $20.1 million at June 20, 2002 from $25.2 million at the same date in 2001.

        Other income decreased $635,000 resulting in a net expense of $73,000 during the quarter ended June 30, 2002 and decreased $1.6 million year to date resulting in a net expense of $29,000. The decrease for the quarter was primarily due to income of $498,000 which was included in the second quarter 2001 resulting from a settlement reached with the State of Massachusetts related to sales tax issues dating back to 1997. The decrease year to date also related to an $801,000 contract termination settlement with Woolwich, PLC which was included in the first quarter 2001 results.

        The Company's effective tax rate, excluding S-3 Corporation, for the quarter ended June 30, 2002 was 40.2%, resulting in an income tax benefit of $292,000, compared to an effective tax rate of 40.3% and an income tax expense of $309,000 for the same period in 2001. iATMglobal.net recorded pre-tax losses in the six months ending June 30, 2001 of $1.1 million but recorded an income tax expense of $49,000 related to profits earned by Strategic Software Solutions, a subsidiary of iATMglobal.net at that time. S-3 Corporation recorded pre-tax income in the second quarter of 2002 of $53,000 and recorded an income tax expense of $22,000 related to profits earned by Strategic Software Solutions, now a subsidiary of S-3 Corporation. The result is a consolidated net tax benefit of $270,000 and net tax expense of $359,000 for the second quarter of 2002 and 2001, respectively. Additionally, the result is a net tax benefit of $396,000 and net tax expense of $342,000 for the six month period ending June 30, 2002 and 2001 respectively.

Matters Affecting the Public Market for Our Stock

        The Company's common stock currently is quoted on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock. On May 31, 2002, the Company received a letter from Nasdaq stating that the Company was in violation of Marketplace Rule 4450(a)(2) because of its failure, for 30 consecutive trading days, to maintain a minimum public float of $5,000,000. If the Company is unable to demonstrate compliance with Rule 4450(a)(2) for at least 10 consecutive trading days prior to August 29, 2002, the Company's common stock may be delisted from the Nasdaq National Market.

        In addition, at the time of this filing, the Company's common stock bid price has closed below $1.00 for at least 28 consecutive trading days. If the closing bid price for the Company's common stock remains below $1.00 per share for 30 consecutive trading days, the Company would be in violation of Marketplace Rule 4450(a)(5), and would receive a notice of non-compliance from Nasdaq. In such event, the Company would have a period of 90 days to demonstrate compliance with the minimum bid price requirement for at least 10 consecutive trading days during such 90 day period. If the Company is unable to demonstrate such compliance, the Company's common stock may be delisted from the Nasdaq National Market.

        The Company anticipates making a request to voluntarily transfer the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, which has a $1 million public float requirement. While this transfer (if approved by Nasdaq) will ameliorate potential delisting for failure to maintain a public float of $5,000,000, it will not prevent delisting for failure to meet other Nasdaq continued listing requirements, including the minimum bid price requirement.

        In the event that the Nasdaq seeks to delist the Company's common stock from the Nasdaq National Market for violation of its continued listing requirements (including, but not limited to, the minimum public float and the minimum bid price requirements discussed above), the Company will have the right to seek a hearing and appeal such a delisting. If the Company's common stock is delisted from trading on the Nasdaq National Market and is not subsequently traded on the Nasdaq SmallCap Market, trading in its common stock may continue in the Over-the-Counter market such as the OTC Bulletin Board. Trading in the OTC likely would result in limited release of the market price of the common stock, limited news and analyst coverage of the Company and decreased investor interest in the Company's common stock. Any one of these factors could result in a material adverse affect on the liquidity and market prices for the Company's common stock and the Company's ability to issue additional securities or to secure additional financing. In addition, if the Company's common stock is not listed and the trading price of the common stock remains at its recent historical levels, the Company's common stock could be deemed a "penny stock" and subject to requirements that broker/dealers engage in certain special sales practices, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In addition, if the Company's common stock is deemed a "penny stock," transactions in the Company's common stock could be subject to additional disclosure requirements, such as the delivery of a disclosure schedule explaining the nature and risks of the penny stock market.

Liquidity and Capital Resources

        The Company was in compliance with all loan covenants at June 30, 2002. In January 2002, the Company executed an amendment to its operating line of credit loan agreement establishing new covenants for 2002, and a schedule of quarterly reductions to a level of $21.1 million at December 31, 2002 and maturing on June 30, 2003.

        In March 2000, the Company established a financing facility to access a commercial paper conduit to provide vault cash for its U.S. ATM network. The financing was completed off the Company's balance sheet on a non-recourse basis, via a special purpose entity in which neither the Company nor any of its affiliates has an interest. The cash at all times remains the property of the special purpose entity; however, the Company does assume substantially all risk of loss while the cash is in or being distributed to its ATM network. In April 2002, the Company renegotiated this facility to establish an initial limit of $22.0 million and the option to increase the limit to $30.0 million. The facility will mature April 23, 2007.

        The Company recorded $400,000 in restricted cash at June 30, 2002, which consisted of a certificate of deposit held as cash collateral for outstanding vault cash in its ATM network.

        The Company's United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, however, the Company does assume substantially all of the risk of loss while the cash is in or being distributed to its ATM network.

        During the first six months of 2002, the Company generated $2.89 million of cash flow from operations, and funded capital expenditures of $1.95 million primarily from cash generated from operations. Capital expenditures were primarily for ATM machines and photocopy equipment.

        The Company currently anticipates capital expenditures of approximately $4.5 million during 2002. The majority of such expenditures relate to anticipated deployment of new digital photocopiers for the United Kingdom market, under the terms of a capital lease. The remainder of anticipated expenditures relate to acquisition of additional ATM and photocopy equipment. The Company currently has a contract with Konica Corporation to purchase up to 1,900 photocopiers and is in the process of reviewing its existing contract, with respect to its acquisition of Konica equipment.

        A summary of the Company's contractual commitments and obligations is as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(In thousands)
Long-term debt	$92	$21	$61	$11	$—
Capital lease obligations	105	43	62	—	—
Commercial premium obligation	860	860	—	—	—
Financing lease agreement	73	24	49	—	—
Operating leases	9,216	2,979	4,694	739	804
Other long-term obligations	2,835	2,835	—	—	—

Total contractual cash obligations	$13,181	$6,761	$4,866	$758	$804

	Amount of Commitment Due by Period
Other Commercial Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(In thousands)
Lines of credit	$19,367	$277	$19,090	$—	$—
Standby letters of credit	763	763	—	—	—

Total commercial commitments	$20,130	$1,040	$19,090	$—	$—

        The Company's need for funds is to finance working capital and to fund capital expenditures. The Company believes that cash on hand and cash generated from operations, as well as the ability to borrow under bank lines of credit, will be sufficient to meet its cash requirements in the current and next fiscal years. However, the Company's capital needs will depend on many factors, including its growth rate, the success of its various sales and marketing programs and various other factors. Depending upon the Company's growth and working capital needs, it may require additional financing in the future through debt or equity offerings, which may or may not be available or may be dilutive. The Company's ability to obtain additional financing will depend on its operations, financial condition and business prospects, as well as conditions then prevailing in the relevant capital markets.

Critical Accounting Policies

        The Company's critical accounting policies as of June 30, 2002 are consistent with those discussed in the Company's SEC Form 10-K for the year ended December 31, 2001.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.

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

        The Company has adopted the provisions of SFAS 141 and SFAS 142 in its first quarter ended March 31, 2002. As a result of the Company disposing of its interest in iATMglobal.net in February 2002, the goodwill and indefinite-lived intangibles recognized as of December 31, 2001 were eliminated from the Company's consolidated financial statements. The Company will no longer record $280,000 of annual amortization relating to goodwill and indefinite-lived intangibles. The Company evaluated the useful lives of its existing other "intangible assets" which consisted primarily of customer contracts and trademarks which were classified as "other assets" at December 31, 2001, and as "intangible assets" at March 31, 2002. Subsequent to adoption of the pronouncement in the first quarter of 2002, and after reevaluation in the second quarter 2002, customer contracts were reclassified as "other assets" while trademarks remained classified as an "intangible asset" at June 30, 2002. The Company does not anticipate changes in the useful lives of its trademarks.

        The following table presents the gross amount, accumulated amortization, and net carrying amounts of the Company's intangible assets as of December 31, 2001 and June 30, 2002. Intangible assets have been categorized by major asset class in accordance with SFAS 142:

December 31, 2001 Intangible Assets Not Subject to Amortization				June 30, 2002 Intangible Assets Not Subject to Amortization
	Gross	Accumulated Amortization	Net		Gross	Accumulated Amortization	Net
	(In thousands)				(In thousands)
Goodwill	$2,809	$(456)	$2,353	Goodwill	$—	$—	$—
Trademarks	92	(20)	72	Trademarks	72	—	72
Capitalized Software	733	—	733	Capitalized Software	—	—	—

Total Intangible Assets	$3,634	$(476)	$3,158	Total Intangible Assets	$72	$0	$72

        The following table presents the amount of intangible asset amortization expense recorded for the periods ending June 30, 2001 and 2002.

	Intangible Asset Amortization Expense
	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
	(In thousands)
Goodwill	$70	$—	$140	$—
Trademarks	3	—	5	—

	$73	$0	$145	$0

        The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS been in effect for the three and six months ended June 30, 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss as reported	$(379)	$(404)	$(1,167)	$(741)
Add: Amortization of goodwill and intangibles	73	—	145	—
Income tax effect	0	0	0	0

Net loss as adjusted	$(306)	$(404)	$(1,022)	$(741)

Basic and diluted net loss per share as reported	$(0.11)	$(0.11)	$(0.27)	$(0.21)
Effect of amortization of goodwill	0.01	0.00	0.02	0.00

Basic and diluted net loss per share as adjusted	$(0.10)	$(0.11)	$(0.25)	$(0.21)

        In April 2002, FASB issued Statement No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has reviewed this pronouncement and will consider its impact on any relevant transactions.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

Forward-Looking Statements

        Information in "Management's Discussion and Analysis," in this Form 10-Q about the Company's goals, plans and expectations regarding expansion, capital expenditures, expanding the ATM business, revenues from the ATM business becoming a higher percentage of overall revenue, financing of capital expenditures, and obtaining long-term asset based financing constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The following factors could cause the actual results to differ materially from the forward-looking statements: business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company's services, the Company's ability to execute its plans in each business segment successfully, the ability of the Company to successfully negotiate and enter into additional financing arrangements on favorable terms, the Company's ability to expand its current relationships with retailers and broaden its distribution network, and the volatility of paper costs. Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company's Form 10-K for the year ended December 31, 2001.

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

        The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company's business operations. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk related to its credit facility as of June 30, 2002. Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

        The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada and the United Kingdom. The relative amount of business transacted in these countries is outlined in footnote 11 to the Consolidated Financial Statements of the Company's 2001 Form 10-K.

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        There have been no material developments in the litigation between Mr. Frederick Paulsell, et al., and Messrs. Edward E. Cohen and Daniel G. Cohen, et al., previously reported under Item 1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

        The Audit Committee, comprised of disinterested directors, voted to remove a previously reported limitation on reimbursement of defense costs of Edward E. and Daniel G. Cohen in that litigation and determined to consider future reimbursements on a periodic basis. In the first quarter 2002, the Company had paid $50,000 of such defense costs and accrued an additional $125,000 during the second quarter 2002.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 4, 2002, at the Company's annual meeting of shareholders, the holders of the Company's outstanding common stock and Series A Preferred Stock took the actions described below. As of the record date for the annual meeting, 7,059,790 shares of common stock and 1,777,778 shares of Series A Preferred Stock were issued and outstanding. Each share of preferred stock is entitled to one vote per share and votes together with the common stock as one class.

        The shareholders elected each of Daniel G. Cohen, Harmon S. Spolan, and Kenneth L. Tepper, by the votes indicated below, to serve on the Company's Board of Directors for the next three years:

Daniel G. Cohen
3,553,128 shares in favor
2,413,701 shares withheld
Harmon S. Spolan
3,680,005 shares in favor
2,286,824 shares withheld
Kenneth L. Tepper
3,660,501 shares in favor
2,306,328 shares withheld

        Edward E. Cohen, Slavka B. Glaser, Hersh Kozlov, and Frederick O. Paulsell will continue their terms of office as directors. Additional changes to the members of the Board of Directors occurred subsequent to the annual meeting. For a discussion of these changes, see "Item 5. Other Information" below.

ITEM 5.        OTHER INFORMATION

        Joseph G. Denton and Henry Sun, who were elected to serve three year terms on the Company's Board of Directors at the annual meeting held in June 2002, tendered resignations, that were accepted by the Board of Directors. The resignations were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Pursuant to the Company's Bylaws, the Board of Directors appointed Nancy Alperin and Lance Laifer to serve out the remainder of the terms (which expire in 2004) left vacant as a result of Messrs. Denton and Sun's resignations.

        Nancy Alperin, 35, is President and CEO of Maxwell Realty Company, Inc., a full service real estate and mortgage brokerage. Ms. Alperin is a member of the Philadelphia Board of Realtors.

        Lance Laifer, 38, is the founder, President and CEO of Bay9, Inc. Mr. Laifer is also the principal at Laifer Capital Management, Inc., a registered investment advisory firm that he formed in March 1992. Laifer Capital Management, Inc., is the beneficial owner of 15.9% of the Company's common stock.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits
10.2	Second Amended and Restated Business Loan Agreement dated May 30, 2000, between TRM Corporation and Bank of America, N.A (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended June 30, 2000).
10.3	Third Amended and Restated Business Loan Agreement dated July 21, 2000 between TRM Corporation and Bank of America, N.A.
10.4
First Amendment to Third Amended and Restated Business Loan Agreement dated February 14, 2001 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2000).
10.5	Second Amendment to Third Amended and Restated Business Loan Agreement dated April 1, 2001 between TRM Corporation and Bank of America, N.A.
10.6	Third Amendment to Third Amended and Restated Business Loan Agreement dated August 9, 2001 between TRM Corporation and Bank of America, N.A.
10.7	Fourth Amendment to Third Amended and Restated Business Loan Agreement dated January 31, 2002 between TRM Corporation and Bank of America, N.A.
10.8
Loan and Servicing Agreement dated March 17, 2000 by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000).
10.9
Third Amendment to Loan and Servicing Agreement dated April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association
10.10
Fourth Amendment to Loan and Servicing Agreement dated July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association.
10.11	Agreement dated January 12, 2001 between TRM (ATM) Limited and Girobank, Plc.
99.1:	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350.
99.2:	Certification of Principal Accounting Officer of TRM Corporation Pursuant to 18 U.S.C. Section 1350.
  (b)
  Reports on Form 8-K.

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION
Date:	August 14, 2002	By:	/s/ KENNETH L. TEPPER Kenneth L. Tepper President and Chief Executive Officer

QuickLinks

PART I—FINANCIAL INFORMATION
TRM CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands)
TRM CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In thousands, except per share data)
TRM CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited) (In thousands)
TRM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
TRM CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE