Form 10-Q
period 2002-09-30
TRM CORP
filed 2002-11-14
CIK 749254

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT SEPTEMBER 30, 2002
Common Stock	7,059,790

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRM CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2001	September 30, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,598	$2,364
Accounts receivable, net	6,432	7,025
Income tax receivable	269	434
Inventories	2,243	1,553
Prepaid expenses and other	1,341	1,196
Deferred income taxes	270	—

Total current assets	12,153	12,572
Equipment and vehicles, less accumulated depreciation	71,273	68,687
Goodwill, less accumulated depreciation	2,353	—
Intangible assets, less accumulated depreciation	805	72
Restricted cash	—	400
Other assets	2,111	1,998

	$88,695	$83,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,057	$2,284
Accrued expenses	7,861	8,060
Current portion of Long-term debt	977	20,217

Total current liabilities	14,895	30,561
Long-term debt	20,552	1,803
Deferred tax liability	2,295	2,756
Other long-term liabilities	179	141
Preferred dividends payable	1,877	3,002

Total liabilities	39,798	38,263

Minority Interest	$3,565	$—
Shareholders' equity:
Preferred stock, no par value. Authorized 5,000 shares; 1,778 shares issued and outstanding	$19,798	$19,798
Common stock, no par value. 50,000 authorized; 7,060 shares issued and outstanding	19,026	19,026
Additional paid-in capital	13	59
Accumulated other comprehensive income	(2,957)	(1,184)
Retained earnings	9,452	7,767

Total shareholders' equity	45,332	45,466

	$88,695	$83,729

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Sales	$19,778	$21,675	$59,063	$63,848
Less discounts	3,219	3,664	9,587	11,025

Net sales	16,559	18,011	49,476	52,823
Cost of sales	9,932	10,016	29,612	30,240

Gross profit	6,627	7,995	19,864	22,583
Selling, general and administrative expense	7,270	7,153	22,191	22,075

Operating income (loss)	(643)	842	(2,327)	508
Other (income) expense:
Interest expense	499	357	1,790	1,202
Other, net	474	242	(1,047)	272

Income (loss) before minority interest	(1,616)	243	(3,070)	(966)
Minority interest in earnings of consolidated subsidiary	251	—	881	72

Income (loss) before income taxes	(1,365)	243	(2,189)	(894)
Provision (benefit) for income taxes	(275)	61	67	(336)

Net income (loss)	$(1,090)	$182	$(2,256)	$(558)

Earnings per share computation:
Net income (loss)	$(1,090)	$182	$(2,256)	$(558)
Preferred stock dividends	(378)	(375)	(1,123)	(1,127)

Net loss available to common shareholders	$(1,468)	$(193)	$(3,379)	$(1,685)

Basic net loss per share:
Shares outstanding	7,063	7,060	7,063	7,060

Net loss per share	$(0.21)	$(0.03)	$(0.48)	$(0.24)

Diluted net loss per share:
Shares outstanding	7,063	7,060	7,063	7,060

Net loss per share	$(0.21)	$(0.03)	$(0.48)	$(0.24)

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(In thousands)

		Preferred		Common			Accumulated Other Comprehensive Income
	Comprehensive Income					Additional Paid-in Capital		Retained Earnings
		Shares	Amounts	Shares	Amounts				Total
Balances, December 31, 2001		1,778	$19,798	7,060	$19,026	$13	$(2,957)	$9,452	$45,332

Comprehensive income
Net loss	$(558)	—	—	—	—	—	—	(558)	(558)
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,773	—	—	—	—	—	1,773	—	1,773

Comprehensive income	$1,215	—	—	—	—	—	—	—	—

Other (modification of stock options)						46			46
Preferred stock dividends		—	—	—	—	—	—	(1,127)	(1,127)

Balances, September 30, 2002		1,778	$19,798	7,060	$19,026	$59	$(1,184)	$7,767	$45,466

See accompanying notes to consolidated financial statements.

TRM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2001	2002
Operating Activities:
Net loss	$(2,256)	$(558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restricted cash	—	(400)
Depreciation and amortization	7,059	7,183
Minority interest in earnings of consolidated subsidiary	(1,047)	(72)
Other	142	46
Loss (gain) on disposal of equipment and vehicles	262	493
Changes in items affecting operations:
Accounts receivable	3,573	(593)
Inventories	351	690
Income taxes receivable	—	(165)
Prepaid expenses and other	301	142
Accounts payable	(5,577)	(3,773)
Accrued expenses	853	199
Deferred income tax	(366)	731

Total operating activities	3,295	3,923

Investing Activities:
Proceeds from sale of equipment	358	916
Capital expenditures	(2,463)	(3,367)
Other	(638)	(341)

Total investing activities	(2,743)	(2,792)

Financing Activities:
Net borrowings on notes payable	(5,249)	(2,068)
Other long-term liabilities	—	(38)
Repurchase of common stock	(6)	—
Purchase of minority interest	—	(60)

Total financing activities	(5,255)	(2,166)

Effect of exchange rate changes	(174)	1,801

Net increase (decrease) in cash and cash equivalents	(4,877)	766
Beginning cash and cash equivalents	6,012	1,598

Ending cash and cash equivalents	$1,135	$2,364

Supplemental disclosure of non-cash transactions:
Disposal of iATMglobal.net:
Intangible assets		$(3,076)

Fixed assets		(69)

Prepaid assets		(3)

Net assets eliminated in disposal of iATMglobal.net		$(3,148)

Financing and capital leases		$2,559

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

2.    Net Income (Loss) Per Share:

        Basic and diluted net income (loss) per share are based on the weighted average number of common shares outstanding during each year, with diluted net income including the effect of potentially dilutive securities. For the three months and nine months ended September 30, 2002 and September 30, 2001, the weighted average number of common shares for basic net income (loss) per share computations were 7,060,000 and 7,060,000, and 7,063,000 and 7,063,000, respectively. In calculating basic net income (loss) per share, dividends for preferred stock are deducted to arrive at income available for common stockholders. For diluted net income (loss) per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive. For the three and nine months ended September 30, 2002 and September 30, 2001, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.

3.    Inventories (in thousands):

	December 31, 2001	September 30, 2002
Paper	$282	$145
Toner and developer	159	123
Parts	1,802	1,285

	$2,243	$1,553

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

	Three months ended		Nine months ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
	(In thousands)
Sales:
Photocopy	$14,270	$13,289	$44,795	$41,798
ATM	5,308	7,531	13,521	19,970
S-3 Corporation (formerly iATMglobal.net)	200	855	747	2,080

	$19,778	$21,675	$59,063	$63,848

Depreciation and amortization:
Photocopy	$1,753	$1,491	$5,186	$4,695
ATM	653	864	1,577	2,421
S-3 Corporation (formerly iATMglobal.net)	100	17	296	67

	$2,506	$2,372	$7,059	$7,183

Income (loss) before interest, taxes & minority interest:
Photocopy	$1,110	$893	$4,783	$2,676
ATM	(1,409)	(576)	(3,170)	(2,700)
S-3 Corporation (formerly iATMglobal.net)	(818)	283	(2,893)	260

	$(1,117)	$600	$(1,280)	$236

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

        The Company has adopted the provisions of SFAS 141 and SFAS 142 in its first quarter ended March 31, 2002. As a result of the Company disposing of its interest in iATMglobal.net in February 2002, the goodwill and indefinite-lived intangibles recognized as of December 31, 2001 were eliminated from the Company's consolidated financial statements. The Company will no longer record $280,000 of annual amortization relating to goodwill and indefinite-lived intangibles. The Company evaluated the useful lives of its existing other "intangible assets" which consisted primarily of customer contracts and trademarks which were classified as "other assets" at December 31, 2001, and as "intangible assets" at March 31, 2002. Subsequent to adoption of the pronouncement in the first quarter of 2002, and after reevaluation in the second quarter 2002, customer contracts were reclassified as "other assets" while trademarks remained classified as an "intangible asset" at September 30, 2002. The Company does not anticipate changes in the useful lives of trademarks.

December 31, 2001 (In thousands) Intangible Assets Not Subject to Amortization				September 30, 2002 (In thousands) Intangible Assets Not Subject to Amortization
	Gross	Accumulated Amortization	Net		Gross	Accumulated Amortization	Net
Goodwill	$2,809	$(456)	$2,353	Goodwill	$—	$—	$—
Trademarks	92	(20)	72	Trademarks	72	—	72
Capitalized Software	733	—	733	Capitalized Software	—	—	—

Total Intangible Assets	$3,634	$(476)	$3,158	Total Intangible Assets	$72	$—	$72

        The following table presents the amount of intangible asset amortization expense recorded for the periods ending September 30, 2001.

	Intangible Asset Amortization Expense (In thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
Goodwill	$70	$—	$210	$—
Trademarks	3	—	9	—

	$73	$—	$219	$—

        The following table presents the impact of SFAS 142 on net loss and net loss per share had the non-amortization provision been in effect for the three and nine months ended September, 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(In thousands)
Net income (loss) as reported	$(1,090)	$182	$(2,256)	$(558)
Add: Amortization of Goodwill and Intangibles	73	—	219	—
Income tax effect	—	—	—	—

Net income (loss) as adjusted	$(1,017)	$182	$(2,037)	$(558)

Basic and diluted net loss per share as reported	$(0.21)	$(0.03)	$(0.48)	$(0.24)
Effect of amortization of goodwill	0.01	0.00	0.03	0.00

Basic and diluted net loss per share as adjusted	$(0.20)	$(0.03)	$(0.45)	$(0.24)

        In April 2002, FASB issued Statement No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has reviewed this pronouncement and does not believe that it will have a material impact on its results of operations, financial position or cash flow.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        As of September 30, 2002, the Company had a total of 2,803 ATM operating units installed, with 1,061 and 1,742 deployed in the United States and United Kingdom respectively, as compared to 1,939 total units installed at September 30, 2001, an overall increase of 864 units, primarily in the United Kingdom. ATM revenue increased substantially to $7.5 million for the quarter, up 41.9% from $5.3 million, for the same period last year. The Company believes that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future.

        The service areas the Company operates in now include 30 in the United States, 5 in Canada, and 6 in the United Kingdom. In addition, third party service providers support the Company's customers in 210 additional locations in the United States and Canada. As of September 30, 2002, the Company had 29,473 TRM photocopiers installed compared to 31,566 at September 30, 2001. The decrease of 2,093 total photocopiers was primarily due to the sale of the Company's French operations in the fourth quarter of 2001, and elimination of low volume locations in the Company's other markets. The Photocopy revenue remained the largest revenue stream at $13.3 million and $41.8 million for the three and nine month periods ending September 30, 2002 as compared to $14.3 million and $44.8 million for the same periods in 2001.

        S-3 Corporation generated $855,000 and $2.1 million in revenues for the three and nine month periods ending September 30, 2002 as compared to $200,000 and $747,000 for the same periods in 2001.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in dollar amounts of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change Increase (Decrease)			Percentage Change Increase (Decrease)
	2001	2002		2001	2002
Sales	100.0%	100.0%	9.6%	100.0%	100.0%	8.1%
Sales discounts	16.3	16.9	13.8	16.2	17.3	15.0
Cost of sales	50.2	46.2	0.8	50.1	47.4	2.1
Selling, general and administrative	36.8	33.0	(1.6)	37.6	34.6	(0.5)
Operating income (loss)	(3.3)	3.9	230.9	(3.9)	0.8	121.8
Interest expense, net	2.5	1.6	(28.5)	3.0	1.9	(32.8)
Other expense net	2.4	1.1	(48.9)	(1.8)	0.4	(126.0)
Income (loss) before income taxes	(6.9)	1.1	(117.8)	(3.7)	(1.4)	59.2
Provision (benefit) for income taxes	(1.4)	0.3	122.2	0.1	(0.5)	(601.5)

Net income (loss)	(5.5)%	0.8%	116.7%	(3.8)%	(0.9)%	(75.3)%

Three and Nine Months ended September 30, 2002 Compared to Three and Nine Months ended September 30, 2001

        For the three and nine month periods ended September 30, 2002, consolidated sales increased by $1.9 million (9.6%) and $4.8 million (8.1%), respectively as compared to the same periods in 2001. These increases were due primarily to increased revenues from the Company's ATM business, which contributed $7.5 million of the total for the quarter and $20.0 million year to date, up $2.2 million and $6.4 million respectively from the same periods last year.

        Photocopy sales were down $980,000 (6.9%) and $3.0 million (6.7%) for the quarter and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease was primarily due to decreasing overall copy volumes and decreasing billed units as compared to the same periods in 2001. Copy volumes decreased 8.8% for the quarter and 8.0% year to date. Billed units for the quarter and year to date decreased 7.5% and 9.2% respectively. Photocopy locations stood at 29,473, reflecting a decrease of 2,093 locations over the last twelve months due primarily to the year-end 2001 sale of the Company's French operations and elimination of low volume locations in other markets. Although overall copy volumes and billed units decreased as compared to the same periods in 2001, copies per billed unit remained constant over the quarter and nine months ended September 30, 2002 and 2001, respectively.

        Revenues from the Company's ATM business were $7.5 million and $20.0 million for the quarter and nine months ended September 30, 2002, an increase of 41.9% and 47.7% respectively from the same periods in 2001. This increase was attributable primarily to the expanded number of ATMs installed, 2,803 as of September 30, 2002 versus 1,939 as of September 30, 2001 and increasing volumes per unit. Withdrawal transactions generated by the ATM business for the three and nine month periods ending September 30, 2002 increased 35% and 38% over the same periods last year.

        S-3 Corporation (formerly iATMglobal.net) generated $855,000 and $2.1 million in gross revenues from contracted software engineering services for the quarter and nine months ended September 30, 2002 compared with $200,000 and $747,000 generated for the same periods last year. For the most recent quarter, S-3 reported net income of $199,000 compared to a net loss of $874,000 for the same period in 2001.

        Sales discounts are the portion of revenue retained by retail customers. Sales discounts generally vary at individual retail businesses depending on volume—the higher the volume, the greater the discount. The increase in sales discounts for the quarter ended September 30, 2002 compared to the prior year was $445,000 (13.8%). Year to date discounts increased $1.4 million (15.0%) over the same period last year and increased from 16.2% of sales to 17.3% of sales year to date. The increase as a percentage of sales related to the increase in ATM transaction volumes per unit which resulted in increased percentage of profit retained by retail customers based on our current contractual pricing structure.

        Costs of sales on a consolidated basis increased $84,000 (0.8%) for the quarter and $628,000 (2.1%) for the nine months ended September 30, 2002 compared to the same periods in 2001 but decreased as a percentage of sales. Cost of sales in the Photocopy business decreased $521,000 and $1.2 million for the three and nine months ended September 30, 2002, and fell to 43.9% of sales from 44.5% of sales from the same period last year. This decrease is primarily due to reduced expenses for paper, toner, and machine depreciation attributable to reduced copy volumes. Additionally, there was a decrease in obsolete materials write-offs for the quarter ended 2002 compared to the same period in 2001.

        The reduction in photocopy cost of sales was offset by increases for such expenses in the ATM business for the quarter and nine months ended September 30, 2002 which increased $414,000 (12.0%) and $1.3 million (14.1%) respectively over the same periods last year. As a percentage of sales, such costs in the ATM business decreased from 65.3% of ATM sales to 51.5% for the quarter and from 69.3% for the nine months ended September 30, 2001 to 53.6% for the same period in 2002. This reduction as a percentage of sales in the ATM business was primarily attributable to reduced expenses related to third party maintenance and service of the ATM units over last year as well as a reduction in the cost of cash in the ATMs due to lower interest rates.

        Selling, general and administrative costs decreased $117,000 for the quarter and year to date on a consolidated basis compared to the prior year. These costs as a percentage of sales fell from 36.8% to 33.0% for the quarter as compared to the same period last year, primarily due to reductions in labor costs over the same period last year. Year to date selling, general and administrative costs on a consolidated basis fell from 37.6% to 34.6% as a percentage of sales. Selling, general, and administrative costs related to S-3 Corporation decreased $641,000 and $2.5 million to $256,000 and $960,000 for the quarter and year to date respectively as a result of the reorganization of the e-commerce business in February of 2002.

        Interest expense decreased $142,000 and $588,000 for the three and nine month periods ending September 30, 2002. The decrease was primarily due to a reduction in borrowings under the Company's revolving credit facility to $19.3 million at September 20, 2002 from $23.4 million at the same date in 2001.

        Other expense decreased $232,000 during the quarter ended September 30, 2002 over the same period in 2001 primarily related to losses on disposals of equipment of $460,000 in 2001 which were not experienced in 2002. In the third quarter 2001 these losses were partially offset by income of $187,000 resulting from a settlement reached with Woolwich, PLC. Year to date other income decreased $1.3 million resulting in a net expense of $272,000. The decrease year to date also related to an $801,000 contract termination settlement with Woolwich, PLC which was included in the first quarter 2001 results.

        For the quarter ended September 30, 2002, The Company recorded pre-tax income of $243,000 and income tax expense of $61,000 resulting in effective tax rate of 25%, compared to a pre-tax loss of $1.36 million, an income tax benefit of $275,000, and an effective tax rate of 20.1% for the same period in 2001. For the nine months ended September 2002, the Company recorded a pre-tax loss of $894,00 and a net tax benefit of $336,000, resulting in an effective tax rate of 37.5% as compared to a pre-tax loss of $2.2 million, and net tax expense of $67,000 for the same period in 2001. iATMglobal.net recorded pre-tax losses in the nine months ending September 30, 2001 of $2.9 million but recorded an income tax expense of $122,000 related to profits earned by Strategic Software Solutions, a subsidiary of iATMglobal.net at that time.

Matters Affecting the Public Market for Our Stock

        In October 2002, the Company announced that the Nasdaq Stock Market had approved the Company's request to transfer its common stock to the Nasdaq SmallCap Market from the Nasdaq National Market effective opening of business, September 30, 2002. The stock has continued trading under the symbol "TRMM" and investors should have experienced no material difference in how they obtain stock price quotes or news about the Company. Additionally, the transfer has not affected how the Company's shares are bought or sold.

        The Company had previously reported that it had been unable to meet the $1.00 per share closing bid requirement of the Nasdaq National Market. While the Nasdaq SmallCap Market has the same $1.00 closing bid requirement, the Company has until at least February 11, 2003 to demonstrate compliance with such requirement. If the Company fails to demonstrate compliance by February 11, 2003, the Company may be eligible for a grace period of 180 days after such date to demonstrate compliance with the $1.00 closing bid requirement if the Company remains otherwise in compliance with the Nasdaq SmallCap Market initial listing criteria.

        In the event that the Nasdaq seeks to delist the Company's common stock from the Nasdaq SmallCap Market, the Company will have the right to seek a hearing and appeal such a delisting. If the Company's common stock is delisted from trading on the Nasdaq SmallCap Market, trading in its common stock may continue in the Over-the-Counter market such as the OTC Bulletin Board. Trading in the OTC likely would result in limited release of the market price of the common stock, limited news and analyst coverage of the Company and decreased investor interest in the Company's common stock. Any one of these factors could result in a material adverse affect on the liquidity and market prices for the Company's common stock and the Company's ability to issue additional securities or to secure additional financing. In addition, if the Company's common stock is not listed and the trading price of the common stock remains at its recent historical levels, the Company's common stock could be deemed a "penny stock" and subject to requirements that broker/dealers engage in certain special sales practices, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In addition, if the Company's common stock is deemed a "penny stock," transactions in the Company's common stock could be subject to additional disclosure requirements, such as the delivery of a disclosure schedule explaining the nature and risks of the penny stock market.

Liquidity and Capital Resources

        The Company was in compliance with all loan covenants at September 30, 2002. In January 2002, the Company executed an amendment to its operating line of credit loan agreement establishing new covenants for 2002, and a schedule of quarterly reductions to a level of $21.1 million at December 31, 2002 and maturing on June 30, 2003.

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

        The Company recorded $400,000 in restricted cash at September 30, 2002, which consisted of a certificate of deposit held as cash collateral for outstanding vault cash in its ATM network.

        The Company's United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, however, the Company does assume substantially all of the risk of loss while the cash is in or being distributed to its ATM network.

        In the third quarter ended September 30, 2002, the Company negotiated an agreement with Barclay's Mercantile Business Finance Limited in the United Kingdom that established a lease financing facility with an established limit of $11.3 million. Borrowings under this facility constitute capital lease obligations for financing the purchase of digital photocopy equipment with a term of three years. The Company is not obligated to use any portion of the established limit. At September 30, 2002, the Company had outstanding debt under this facility of $1.5 million.

        Additionally, in the third quarter ended September 30, 2002, the Company entered into a sale-leaseback transaction with NCR Corporation involving 126 of the Company's ATM machines located in the United Kingdom. According to the terms of the contract, NCR Corporation agreed to repurchase 126 of the Company's ATM machines for the original purchase price paid by the Company resulting in proceeds of $850,000. The subsequent leaseback is for a term of 48 months and is accounted for as a capital lease in the third quarter ended September 30, 2002. NCR Corporation subsequently assigned the lease rights to Summit Asset Management, which subsequently assigned the lease rights to CitiCapital LTD.

        During the first nine months of 2002, the Company generated $3.9 million of cash flow from operations, and funded capital expenditures of $3.1 million primarily from cash generated from operations. Capital expenditures were primarily for ATM machines and photocopy equipment.

        The Company currently anticipates capital expenditures of approximately $4.5 million during 2002. The majority of such expenditures relate to anticipated deployment of new digital photocopiers for the United Kingdom market, under the terms of the capital lease described above. The remainder of anticipated expenditures relate to acquisition of additional ATM and photocopy equipment. The Company currently has a contract with Konica Corporation to purchase up to 1,675 photocopiers and is in the process of reviewing its existing contract, with respect to its acquisition of Konica equipment.

        A summary of the Company's contractual commitments and obligations is as follows:

	Payments Due by Period (In thousands)
Contractual obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$91	$21	$43	$27	$—
Capital lease obligations	2,584	895	1,628	61	—
Commercial premium obligation	672	672	—	—	—
Financing lease agreement	69	25	44	—	—
Operating leases	10,564	3,115	4,427	1,531	1,491
Other purchase obligations	2,058	2,058	—	—	—

Total contractual cash obligations	$16,038	$6,786	$6,142	$1,619	$1,491

	Amount of Commitment Due by Period (In thousands)
Other Commercial Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Lines of credit	$18,463	$18,463	$—	$—	$—
Standby letters of credit	813	813	—	—	—

Total commercial commitments	$19,276	$19,276	$—	$—	$—

        The Company's need for funds is to finance working capital and to fund capital expenditures. The Company believes that cash on hand and cash generated from operations, as well as the ability to borrow under bank lines of credit and other financing facilities, will be sufficient to meet its cash requirements in the current and next fiscal years. However, the Company's capital needs will depend on many factors, including its growth rate, the success of its various sales and marketing programs and various other factors. Depending upon the Company's growth and working capital needs, it may require additional financing in the future through debt or equity offerings, which may or may not be available or may be dilutive. The Company's ability to obtain additional financing will depend on its operations, financial condition and business prospects, as well as conditions then prevailing in the relevant capital markets.

Critical Accounting Policies

        The Company's critical accounting policies as of September 30, 2002 are consistent with those discussed in the Company's SEC Form 10-K for the year ended December 31, 2001.

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

        The Company has adopted the provisions of SFAS 141 and SFAS 142 in its first quarter ended March 31, 2002. As a result of the Company disposing of its interest in iATMglobal.net in February 2002, the goodwill and indefinite-lived intangibles recognized as of December 31, 2001 were eliminated from the Company's consolidated financial statements. The Company will no longer record $280,000 of annual amortization relating to goodwill and indefinite-lived intangibles. The Company evaluated the useful lives of its existing other "intangible assets" which consisted primarily of customer contracts and trademarks which were classified as "other assets" at December 31, 2001, and as "intangible assets" at March 31, 2002. Subsequent to adoption of the pronouncement in the first quarter of 2002, and after reevaluation in the second quarter 2002, customer contracts were reclassified as "other assets" while trademarks remained classified as an "intangible asset" at September 30, 2002. The Company does not anticipate changes in the useful lives of trademarks.

December 31, 2001 (In thousands) Intangible Assets Not Subject to Amortization				September 30, 2002 (In thousands) Intangible Assets Not Subject to Amortization
	Gross	Accumulated Amortization	Net		Gross	Accumulated Amortization	Net
Goodwill	$2,809	$(456)	$2,353	Goodwill	$—	$—	$—
Trademarks	92	(20)	72	Trademarks	72	—	72
Capitalized Software	733	—	733	Capitalized Software	—	—	—

Total Intangible Assets	$3,634	$(476)	$3,158	Total Intangible Assets	$72	$—	$72

        The following table presents the amount of intangible asset amortization expense recorded for the periods ending September 30, 2001 and 2002.

	Intangible Asset Amortization Expense (In thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
Goodwill	$70	$—	$210	$—
Trademarks	3	—	9	—

	$73	$—	$219	$—

        The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS been in effect for the three and nine months ended September, 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2002	2001	2002
	(In thousands)
Net income (loss) as reported	$(1,090)	$182	$(2,256)	$(558)
Add: Amortization of Goodwill and Intangibles	73	—	219	—
Income tax effect	—	—	—	—

Net income (loss) as adjusted	$(1,017)	$182	$(2,037)	$(558)

Basic and diluted net loss per share as reported	$(0.21)	$(0.03)	$(0.48)	$(0.24)
Effect of amortization of goodwill	0.01	0.00	0.03	0.00

Basic and diluted net loss per share as adjusted	$(0.20)	$(0.03)	$(0.45)	$(0.24)

        In April 2002, FASB issued Statement No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has reviewed this pronouncement and does not believe that it will have a material impact on its results of operations, financial position or cash flow.

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

        The Company is exposed to interest rate risk, as additional financing will be needed due to the capital expenditures associated with expanding the Company's business operations. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk related to its credit facility as of September 30, 2002. Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

        The Company is exposed to foreign currency exchange rate risk, as it has operations in Canada and the United Kingdom. The relative amount of business transacted in these countries is outlined in footnote 11 to the Consolidated Financial Statements of the Company's 2001 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing of this quarterly report on Form 10-Q, (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its chief executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the chief executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings and submissions.

        (b)  Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments with respect to the litigation between Mr. Frederick Paulsell, et al., and Messrs. Edward E. Cohen and Daniel G. Cohen, et al., previously reported under Item 1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

        On October 22, 2002, Mr. Frederick Paulsell passed away. At this time, the Company is unable to make a meaningful assessment of the effect, if any, that Mr. Paulsell's death may have on either the case of Paulsell v. Cohen, the related case, TRM Corporation v. Paulsell, or the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits
99.1		Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350.
99.2		Certification of Principal Accounting Officer of TRM Corporation Pursuant to 18 U.S.C. Section 1350.
10.8	(m)	Employment Agreement dated July 22, 2002 with Thomas W. Mann.
10.12		Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002.
10.13		TRM Corporation Parent Guarantee and Indemnity—Cross Border (All Monies) dated July 19, 2002.
10.14		Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002.
10.15		Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002.
10.16		Form of Parent Guarantee by and between TRM Corporation and NCR Limited dated July 29, 2002.
10.17		Security Assignment by and between TRM (ATM) Limited and NCR Limited dated September 4, 2002.
10.18		Notice of Assignment from Summit Asset Management Limited to CitiCapital Ltd. dated September 9, 2002.
  (b)
  Reports on Form 8-K.

    Other Events (Incorporated herein by reference to Form 8-K dated October 3, 2002)

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION

Date:	November 14, 2002	By:	/s/ Kenneth L. Tepper
Kenneth L. Tepper President and Chief Executive Officer

CERTIFICATIONS

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14
OF THE SECURITES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

        I, Kenneth L. Tepper, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of TRM Corporation Inc;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Kenneth L. Tepper
Kenneth L. Tepper Chief Executive Officer

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14
OF THE SECURITES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

        I, Rebecca J. Demy, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of TRM Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Rebecca J. Demy
Rebecca J. Demy Corporate Controller (Principal Accounting Officer)

QuickLinks

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
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
CERTIFICATIONS