Form 10-K
period 2002-12-31
TRM CORP
filed 2003-03-31
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

TRM CORPORATION
(Exact name of registrant as specified in its charter)
Oregon	93-0809419
(State or other jurisdictio of incorporation or organization)	(I.R.S. Employer Identification No.)

5208 N.E. 122nd Avenue Portland, Oregon 97230-1074
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (503) 257-8766

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

As of June 28, 2002 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $4,140,891.  Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

As of March 3, 2003 the number of shares of the registrant’s Common Stock outstanding was  7,059,790.

Documents incorporated by reference:

Parts of registrant’s Proxy Statement for the annual meeting of shareholders on June 17, 2003 are incorporated by reference into Part III of this report.

TRM CORPORATION

TABLE OF CONTENTS

Item No.

Part I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

Part II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7(a).	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplemental Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Controls and Procedures
Part IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

i

PART I

ITEM 1.                             BUSINESS

General

TRM Corporation and its subsidiaries (collectively, "TRM" or the “Company”) delivers convenience services in retail environments to consumers.  The Company currently provides self-service cash delivery and account balance inquiry, delivered through Automated Teller Machines (ATMs), and photocopy services delivered through TRM photocopy locations.

TRM’s convenience services are made available in high traffic retail locations that are convenient to consumers including over 30,000 retail locations in the United States, the United Kingdom, and Canada. TRM provides the equipment, maintenance, supplies, and point of sale materials required for each of its photocopy installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by TRM’s offerings.  The Company offers several programs to its ATM customers which include “full placement” programs or “self-fill” programs. A full placement program is one in which TRM provides for all equipment, maintenance, supplies, including the cash placed in the ATM, and point of sale materials. Self-fill programs require that the merchants provide for the cash inventory and labor required to maintain sufficient cash in the ATM, while TRM provides for the equipment, and point of sale materials.  The Company’s base of installed ATMs includes TRM owned machines and a small number of leased machines. In the fourth quarter of 2001 TRM sold substantially all the assets of its French photocopy operation, including approximately 1,500 photocopiers.

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

The Company believes one of its strengths is the existence of a service and distribution system with both Company operated and service partner operated locations, from which equipment, supplies and parts, as well as office support services, are available to  service technicians who provide support for the Company’s retail partners.   As a result of this extensive service system, TRM is able to provide its customers prompt attention for emergency service requirements in addition to regularly scheduled maintenance.

TRM also provides a multi-lingual call center that supports customers domestically and abroad during their business hours.  In addition, the Company’s virtual private network provides a secure communications channel to all of TRM’s personnel. This network provides a secure tunnel through the Internet that allows instant access to TRM’s information technology infrastructure, including Enterprise Resource Planning, Groupware, and intranet applications.  A local access telephone number allows Company representatives to securely link to the network at TRM’s headquarters via computer.

TRM has established a centralized support infrastructure at its headquarters located in Portland, Oregon, where it oversees the management of business and customer locations.  This infrastructure oversees all the requirements imposed by individual states and countries in which the Company has operations, from accounting guidelines to human resources needs, as well as  the necessary information systems and technology to support its geographically diverse locations.  The Company is evaluating whether decentralization of certain functions from Portland to the United Kingdom and Canada could result in reduced costs by taking advantage of time zone differences, localized expertise surrounding statutory and management reporting requirements, and increased flexibility necessary to accommodate changing business model requirements. The Company will continue to leverage its cost advantages by  efficient purchasing and supplier contracts and ongoing evaluation of preferred pricing by suppliers.

During 2000, TRM established a majority owned subsidiary, iATMglobal.net, to develop and commercially establish the ability to deliver multiple products and services through the ATM distribution channel. TRM disposed of its interest in iATMglobal.net through a reorganization agreement completed on February 14, 2002.  iATMglobal.net comprised the majority of the software development segment of the Company, which contributed a substantial portion of the operating loss of the Company for 2001 and 2000.

On March 17, 2000, the Company and Bank of America N.A. entered into a loan agreement to fund a line of credit in the amount of $30 million.  In the first quarter of 2001, the Company's loan with Bank of America N.A. was placed into the special assets group because the Company was not in compliance with several of its financial ratios and debt covenants.  In the third quarter of 2002, the Company reclassified a significant portion of its loan from long-term debt to current portion of long-term debt due to the impending maturity of the loan on June 30, 2003.  Solely due to this reclassification of the debt, the Company was in violation of the debt service coverage covenant; however, Bank of America N.A. agreed to waive the violation, and extended the waiver through December 31, 2002.  The Company was in compliance with all of the other covenants of the loan at that time.  In the fourth quarter of 2002, the loan was moved from special assets back to the commercial lending group, reflecting improved performance.  Total availability under the loan was $21.1 million at December 31, 2002, and is $19 million at March 31, 2003, due to scheduled reductions.

In March 2003, the Company and Bank of America N.A. executed an additional amendment to the loan agreement under which the maturity date of the loan was extended from June 30, 2003 to June 30, 2004 and the quarterly scheduled reductions in availability under the loan were reduced from $1 million to $750,000.

Additionally, the Company and Bank of America N.A. executed a commitment agreement to extend and modify the loan on terms more favorable than the original loan facility.  The terms of the loan include a reduction in interest rate from prime plus 200 basis points to prime plus 50 basis points (this margin can reduce further based upon the Company's ongoing financial performance) on a $15 million term loan, which matures in March 2006, and a reduction in interest rate from prime plus 200 basis points to prime on a $4 million revolving line of credit which matures one year from the date of origination.  Loan documents will be executed at the earliest practicable date.

The Company files electronically with the Securities and Exchange Commission (“SEC”) its annual, quarterly and current reports, proxy statements and other information pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  Publicly available documents filed with the SEC may be read or copied at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

Strategy

TRM is working to execute a business strategy which focuses on growing its ATM services business within the existing infrastructure while optimizing and sustaining the Company’s photocopy service business. Additionally, the Company is assessing opportunities to leverage its extensive service organization through providing third party repair and maintenance services.

In the near term, the Company intends to continue focusing its activities on the photocopy business in the United States, Canada and the United Kingdom, and on the ATM business in the United Kingdom and United States.

Products and Services

Selected financial information about the Company’s segments is included in footnote 13 to the financial statements beginning on page F-1 of this report.

ATM Business

TRM entered the ATM business in 1999 in the United States and the United Kingdom.  On January 1, 2002 the Company had an installed base of 2,074 ATMs and expanded its installed machine base to 3,057 ATMs by December 31, 2002.

TRM ATMs provide cash delivery and balance inquiry services through various banking networks such as Cirrus, PLUS, Discover/Novus, and LINK, and with major credit card companies VISA, MasterCard, and American Express.

TRM was one of the early entrants in the United Kingdom convenience ATM market offering cash delivery and balance inquiry services at retail locations in the United Kingdom during 1999. The Company believes it is one of the largest non-bank ATM deployers in the United Kingdom.

Cash delivery and balance inquiry services have been and are expected to be the major revenue drivers of the Company's business.  Past efforts to explore additional internet-based goods and services have been de-emphasized.  The Company expects to continuously refine its product offerings in the ATM marketplace in both the United Kingdom and United States.  The Company believes that the broadening interest for ATM placements in convenience locations will drive demand for lower cost business models to service that market.

During fiscal year 2001 and the first half of 2002, the Company engaged in an aggressive ATM placement strategy designed to increase the number of its installed ATM locations. The United States and the United Kingdom experienced a net unit growth of approximately 345 and 638 machines, respectively.   Beginning in the third quarter of 2002, the Company began reevaluating its historical profitability models and determined to engage in an aggressive account management strategy, redeploying underperforming assets into more profitable locations and removing unprofitable machines.  The Company expects to continue deployment of  its ATMs in accordance with this enhanced account management strategy.

Photocopiers

As of December 31, 2002, TRM owned and maintained approximately 28,400 self-service photocopiers in retail establishments such as grocery retailers, pharmacies, stationery stores, hardware stores and gift shops located in five countries. TRM’s photocopy services include the installation, maintenance, and supply of photocopiers and the regular monitoring of their usage.  Each TRM photocopy location consists of a photocopier, a machine stand, advertising signs, and in some cases, a unit attached to the machine which accepts coins (“vend tower”).  Each retail business collects payment from its customers, shares in the revenue generated by the photocopier and benefits from any increase in walk-in traffic.  The Company invoices and collects payment from each retailer monthly.

TRM has become the leading provider in self-service photocopying in many of the markets it serves by focusing on service and convenience.

The Company services its photocopy locations and provides all necessary supplies.  The retail business supplies the space and electrical power for the photocopier and supervises its use.  Consumers report the number of copies produced to the retail business cashier, who collects payment, or payment is made through the vend tower.  Each month, the retail business keeps a percentage of the photocopy revenue, generally based on a sliding scale related to usage as recorded by the photocopier’s tamper-proof internal counter, and remits the remainder to TRM.

Certain accounting, training, purchasing, billing and collection functions, as well as coordination of customer service, are centralized in the Company’s headquarters in Portland, Oregon.  The Company is considering decentralization of certain functions necessary to maximize efficiencies of operations in the United Kingdom and Canada.  TRM minimizes costs by centrally purchasing parts, paper, and toner.  The Company will continue to leverage its cost advantages by purchasing volumes that allow for cost-effective price reductions,  by expanding its sourcing relationships to include lower cost providers, and by reevaluating existing supplier contracts to ensure preferred pricing on an ongoing basis.

Photocopy pricing is based on market competition, volume and retailer preference.  Retail pricing decisions are made by the retailer based on the experience and recommendations of TRM for individual site pricing strategies.

The Company views the photocopy business as a mature business with limited opportunities for large-scale expansion. TRM intends to continue to manage the photocopy business by controlling growth in new and existing market areas. The Company expects to continue to evaluate new products and services that can be delivered to its core customer base and similar consumers, enhancing the value provided by the Company without requiring significant capital expenditure.

In October 2001, the Company sold substantially all of the assets of its French operation including approximately 1,500 self service photocopiers to a newly formed French corporation, 81% owned by that operation’s former management team. The French operations were sold to management because historically the operations had negatively impacted the earnings of the Company.  The French operations had losses averaging $500,000 per year for 1999 through 2001 (until the date of this sale).  The Company adopted a strategy of focusing on its more profitable units in order to maximize cash flow and to return to overall profitability. The Company holds a 19% interest in the new corporation.  The restructuring resulted in a $1.5 million loss on disposal of these assets and the reversal of deferred tax assets associated with the French operations.

During 2002, the Company began executing plans to replace a portion of its analog photocopiers with digital photocopiers in the United Kingdom in order to facilitate higher-volume, more profitable sites and to mitigate a decline in copy volumes at some of those sites.

Competition

Individuals seeking cash delivery and balance inquiry services have a variety of choices at banking locations and within retail establishments.  The choices for photocopy services include specialty full-service business centers, copy and print shops, and other photocopiers located within retail shops.  Each of these alternatives may, to some extent, compete with the Company.  The Company does not attempt to compete directly with most alternative suppliers of photocopy services.  Instead, the Company seeks to distinguish itself by blanketing its service areas with large numbers of convenient photocopiers and by providing high quality service to those locations.

Full-service business centers and copy and print shops generally serve a market more interested in high volume and sophisticated copying than in convenience of location.

The Company is aware of several self-service photocopier businesses using the retail business concept.  To the Company’s knowledge, each is limited to a relatively small market and a relatively small number of photocopiers.  Because of barriers to entry in the Company’s business, such as developing operating systems, establishing sources of supply, and achieving economies of scale, the Company does not believe any of these competitors currently represents a significant threat to the Company’s business.

Personal copiers provide a substitute for photocopy locations.  While consumers are increasing ownership of personal copiers, the Company does not believe that this has a significant adverse effect on its business.  The Company is unable to predict whether a technological or price breakthrough might increase sales of personal copiers and reduce demand for the Company’s copy services in the future.

The convenience cash delivery and balance inquiry market is, and is expected to remain, highly competitive.  The Company’s principal competition arises from national and regional banks, but the Company also competes with other independent providers of cash delivery and balance inquiry services. The independent ATM business has become increasingly competitive, as entities other than banks have entered the market with relatively few barriers to entry.  Currently, these competitors offer similar services to those offered by the Company.

Quarterly Seasonality

Historically, the Company has experienced slightly higher than average photocopy revenue in the first and second quarters which coincide with tax season in the U.S.  The Company experiences slightly lower than average photocopy revenues per retail location during the third quarter and believes this is a result of European countries having extended holiday periods during that time of year. The Company has experienced slightly higher than average ATM revenue in the March through April months. The Company continues to evaluate seasonality of its ATM convenience services business as its installed base continues to grow and mature.  In reviewing historical ATM transaction volume levels, no clear seasonality trends have emerged.

Key Partner and Supply Relationships

TRM has procured substantially all of its ATMs under a strategic relationship with NCR.  The Company purchases PC-based ATMs that it believes are best suited for deployment into retail environments and provides upgrade scalability for the future.  The ATMs offer color display, PC-based architecture, thermal printing, and dial-up and remote monitoring capabilities.  These machines have the built-in ability to provide consumer access to additional goods and services in the future at convenient locations.

During the start-up phase of its ATM operations, the Company supplied the cash used in its network of ATM machines through borrowings on its line of credit.  In early 2000, the Company no longer desired to remain in the cash supply business to the ATM network.  As a result, the Company entered into a transaction whereby it would no longer be required to supply the cash to its existing ATMs, but rather manage the network.  With the new facility in place, the Company then let the cash that it funded from its line of credit flow out of the system and the line of credit was repaid.

On March 14, 2000, a Deposit Trust Agreement ("Agreement") was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation ("Servicer") as Administrator.  By virtue of the Agreement, TRM Inventory Funding Trust (the "Trust") was created. Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  Any risk with regard to the Trust or the ability of the Trust to repay the Certificates resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $9,000) and with Autobahn Funding Company LLC (equity investor in the amount of $891,000) in the Trust, rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Both GSS Holdings and Autobahn Funding Company LLC are parties related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and are independent of the Servicer and the Company.  The purpose of the Trust is to provide cash to be placed in the Company's ATM machines ("Vault Cash"), through accessing commercial paper markets.   Undivided interests in the Trust ("Certificates") are sold to individuals and entities, and the liability of repaying or redeeming the Certificates resides with the Trust.  The Trust has the ability to sell the Certificates, borrow and repay funds and make other payments under the Loan and Servicing Agreement, and to engage the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.

When the Vault Cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs.  The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Certificateholders.  At no time do the Certificateholders have recourse against the Servicer under the Loan and Servicing Agreement.  The Company maintains letters of credit totaling $1.2 million at December 31, 2002 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe during delivery to ATM machines, and the Company maintains insurance on behalf of the Trust to ensure the cash is safe during its time in ATM machines.  The Company pays the Trust fees, totaling $1,027,000 in 2002, $1,106,000 in 2001 and $1,514,000 in 2000 for use of the cash while it is in transit and in ATM machines.  The commercial paper facility matures in 2007.

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

TRM entered into strategic contracts early in 2001 with Alliance & Leicester PLC and its affiliate, Girobank PLC to provide cash inventory and certain services to some of TRM’s ATMs in the United Kingdom.

Since 1997, the Company and  Konica have worked closely to develop certain photocopier technologies, which have now been installed in over 21,000 of the Company’s 28,400 photocopy locations worldwide.  In December 2002, the Company and Konica reached an agreement to revise their current contract.  The Company agreed to purchase 1,000 photocopiers from Konica through August 2003, at which time, all further obligations of the Company to Konica will cease.

In the third quarter of 2002, the Company entered into an agreement with Barclay’s Mercantile Business Finance Limited in the United Kingdom to provide a lease financing facility to facilitate the purchase of digital technology photocopiers.  The Company has replaced a portion of its analog photocopiers with digital Toshiba photocopiers in the United Kingdom.

In addition to the establishment of these strategic partnerships, TRM has established relationships with parts suppliers, to assure that the needs of TRM’s customers can be met at all times by its service technicians.  Based on these relationships with suppliers, the Company believes it has sufficient stock and resources at hand to assure that the needs of the business are met.

Employees

As of December 31, 2002, the Company had 398 primarily full-time employees:  223 are in field service and 175 are in sales, accounting, marketing, customer service, purchasing, billing, administration, training, and production and warehouse functions.  None of the Company’s employees is represented by unions.  The Company believes it has good relations with its employees.

Trademarks

Most TRM convenience locations are identified by distinctive yellow, green and black trapezoidal signs bearing “TRM ATM,” “Got Cash?,” “Cash Machine,” “TRM Copies,” and “TRM Photocopies.”  In France, the Company operated under the name of FPC France Ltd.  TRM and FPC’s signs are registered trademarks.  The Company registered its “NextGen™“ trademark as it relates to black and white photocopy technology.

Governmental Regulation

The Company’s two principal business segments, cash delivery and balance inquiry and photocopy services, are not subject to significant governmental regulation.  Various regulations have been proposed to reduce or eliminate the amounts charged to ATM users (commonly referred to as surcharges or convenience fees).  The enactment of such regulations would impact the profitability of individual convenience locations and may cause the Company to withdraw from markets in such jurisdictions.  Occasionally, local zoning and sign regulations prohibit a retail business from displaying the Company’s signage on exterior walls or windows that identify a TRM convenience service location.  In addition, local zoning or use restrictions may prohibit the Company from opening a convenience service location in an otherwise desirable retail business.  These restrictions, however, are not expected to have a material adverse effect on the Company’s expansion plans.

ITEM 2.                             PROPERTIES

The Company leases approximately 59,250 square feet of office and warehouse space for its team headquarters in Portland, Oregon.  The leases expire in 2010, with options to renew for an additional five years.  Such space is currently adequate for the Company’s business.  As of March 2003, a lease amendment has been executed between the Company and its landlord, removing the Company’s liability for 12,928 square feet. Rental payments will decrease as of August, 2004.

The Company leases warehouse space for 34 Service Center locations throughout the USA and abroad.  A Service Center location typically consists of approximately 2,000 to 7,000 square feet of office and warehouse space.  The leases typically run for three to twelve years, some with extensions available upon exercise of renewal options.  The Company does not anticipate any difficulty in locating or, if necessary, relocating Service Center locations.

ITEM 3.                             LEGAL PROCEEDINGS

Settlement of Litigation

As described more fully below, on March 20, 2003, by a vote of disinterested directors, the Company determined to participate in a proposed agreement to settle all litigation brought by Frederick O. Paulsell, who was a director and  shareholder of the Company, Frederick O. Paulsell III, Michael Paulsell, Leigh Ann Paulsell, and David Paulsell (collectively, “Paulsell”) against Edward E. Cohen and Daniel G. Cohen, each of whom is a director and shareholder of the Company (collectively, the “Cohens”), ReadyCash Investment Partners, LP, which was a $20 million investor in the preferred shares of the Company, and ReadyCash GP, Inc., the general partner of ReadyCash (collectively, with Resource America, Inc., which was later named as a defendant, “ReadyCash”), as well as the litigation between TRM and Paulsell.  As part of the settlement, all parties  will exchange full and unconditional mutual releases.

                On July 18, 2000, Paulsell filed a lawsuit in the Multnomah County Circuit Court in the State of Oregon (the “Paulsell Litigation”) against ReadyCash.  The lawsuit was subsequently removed to the United States District Court for the District of Oregon.  Paulsell alleged that ReadyCash agreed to purchase 1 million shares of the Company’s common stock for $13 a share from Paulsell at or around the time ReadyCash invested in the Company in 1998.  Paulsell further alleged that ReadyCash breached this agreement and is liable to Paulsell for damages of at least $12 million for breach of contract, common law fraud, securities fraud and promissory estoppel.

                ReadyCash denied the allegations in the Paulsell Litigation and filed counterclaims alleging common law fraud and securities fraud against Paulsell arising out of (a) Paulsell’s alleged failure to disclose his alleged agreement to sell his stock to ReadyCash and (b) Paulsell’s alleged failure to disclose certain material facts before the closing of ReadyCash’s investment in the Company in 1998.  Paulsell denied the counterclaim allegations.

                On February 22, 2002, the Company filed a lawsuit against Paulsell in the United States District Court for the District of Oregon (the “TRM Litigation”),  alleging that if Paulsell made an agreement as alleged in the Paulsell Litigation, such an agreement usurped a corporate opportunity of the Company and constituted common law fraud and breach of fiduciary duty.  The Company’s suit alleged alternatively that if Paulsell’s allegations in the Paulsell Litigation were untrue, then such litigation was initiated without foundation and with knowledge that it would damage the Company.  The Company sought a constructive trust in favor of the Company on the recovery, if any, by Paulsell resulting from the Paulsell Litigation.

                Paulsell denied the Company’s allegations in the TRM Litigation and in December 2002 filed counterclaims against the Company alleging a right to indemnity against litigation expenses incurred in defense of ReadyCash’s counterclaims in the Paulsell Litigation and in defense of the Company’s allegations in the TRM Litigation.  Paulsell’s counterclaims are based on provisions of the Company’s bylaws and the Oregon Business Corporation Act pertaining to indemnification of directors.

                Mr. Paulsell and Messrs. Cohen each requested that the Company provide certain indemnification with regard to the litigation. Subsequent to a vote of the Audit Committee, comprised of disinterested directors, the Company determined to reimburse the Cohens for certain legal expenses and, at December 31, 2002 had paid $257,000 in total.

Proposed Settlement

Despite the death of Frederick O. Paulsell on October 22, 2002, his estate determined to proceed in the litigation process. On February 10 and 11, 2003, Paulsell and ReadyCash participated in a mediation, and a proposed settlement was reached.Following the mediation, and by a vote of disinterested directors, it was determined that the Company would participate with the other parties in this settlement. The Company’s participation was recorded as a liability in the amount of $1,788,000 consisting of $1 million as a direct cash payment by the Company to the Estate of Frederick Paulsell, $50,000 of related legal expense, and a note payable to the Estate in the amount of $1 million, maturing in 5 years. As part of the proposed settlement, the Paulsell Estate offered the Company, and/or Messrs. Cohen the opportunity to purchase approximately 11% of the outstanding stock of the Company from the Estate. The disinterested directors determined that the Company would not purchase the stock. Edward E. Cohen, Daniel G. Cohen, and Lance Laifer, who is a director and shareholder of the Company, purchased the stock at a price of $.98 per share, reflecting a premium to market value at such time, as disclosed in each gentleman’s respective Form 4 and 13D/A. Full and unconditional mutual releases shall be provided by all related parties to the litigation in connection with the resolution. The parties intend to document the settlement described above by signing and delivering appropriate documents as soon as reasonably practicable.

                The Company intends to seek payment of all or a portion of the settlement amount from its directors’ and officers’ liability insurance carrier, subject to a deductible of $250,000.  At this time, the Company is unable to provide an accurate assessment of whether the insurance carrier will pay all or any portion of the Settlement Amount.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company as of March 15, 2003.

Name	Age	Position
Kenneth Lewis Tepper	41	Chairman of the Board of Directors, President and Chief Executive Officer

Danial J. Tierney	47	Executive Vice President

Thomas W. Mann	43	Managing Director United Kingdom

Amy B. Krallman	36	Senior Vice President, Legal Division

Gary M. Cosmer	32	Vice President of Information Systems and Chief Technology Officer

Daniel E. O’Brien	41	Vice President of Financial Services

Rebecca J. Demy	41	Corporate Controller and Principal Accounting Officer

Kenneth Lewis Tepper was appointed President and Chief Executive Officer of the Company in June 2002.  He has served on the Board of Directors of the Company since June 1998 and was elected Chairman of the Board in June 2001.  Previously, Mr. Tepper was President and CEO of USABancShares, a Federal Reserve bank holding company and BankPhiladelphia, an FDIC insured financial institution where he served from 1995 through 2000.  Prior to 1995, Mr. Tepper served in a number of capacities within the financial institutions industry, including as Director of Merchant Banking for Eagle Bancshares in Atlanta, Georgia and as Corporate Counsel for Royal Bank of Pennsylvania.  He is currently a Director of the Pennsylvania Industrial Development Authority (PIDA) and former Chairman of the Republican Party Finance Committee for the Commonwealth of Pennsylvania during the gubernatorial campaign of the Honorable Thomas J. Ridge, Secretary of Homeland Security.

Danial J. Tierney joined the Company in January of 1995 and was appointed Senior Vice President of Sales and Marketing in January 1999.  In 2001 he was appointed Senior Vice President, North America Business and in 2003 promoted to Executive Vice President.  For 16 years prior to joining TRM, Mr. Tierney was employed by Spectra Physics Scanning Systems,

Inc. and its affiliates in various locations and in positions of increasing responsibility, most recently in Eugene, Oregon, as Director of Marketing.

Thomas W. Mann joined the Company in July 2002 as Senior Vice President and in 2003 was appointed Managing Director of the Company’s United Kingdom subsidiaries. In addition to his duties as Managing Director of TRM UK, Mr. Mann also manages United States operations.  From June 2000 until he joined TRM, Mr. Mann was Senior Vice President of Amicus, a division of Canadian Imperial Bank of Commerce, a $175 billion financial institution with 4,400 ATMs.  In this capacity he managed both the branch and off site ATM networks throughout the United States, as well as managing all non-branch locations throughout Canada.  His responsibilities included ATM Operations, Strategic Planning, Business Development and acquisitions.  Prior to June of 2000, Mr. Mann held lead positions within the ATM industry with American Express, which had 8,762 ATM machines, AmeriCash, and as CEO of Mt. Vernon Money Center ATM.

Amy B. Krallman has served as Senior Vice President for the Legal Division of the Company since June 2002.  An attorney and member of the Georgia Bar and American Bar Association, Ms. Krallman was hired to restructure the investment and insurance subsidiary of Kinecta Federal Credit Union in Manhattan Beach, California prior to joining TRM. Through 2000, Ms. Krallman worked with Third Federal Savings and Loan Association, a $6 billion mutual thrift in Cleveland, Ohio, where she designed, implemented and provided oversight for their investment and insurance program. Prior to Third Federal, Ms. Krallman was Director, Corporate Finance at $3 billion Ocwen Federal, and from 1995 through 1998, served as Corporate Counsel and Secretary to USABancShares, a publicly traded bank holding company.

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

Daniel E. O’Brien, Vice President Financial Services, joined TRM Corporation in October 2001.  Prior to joining TRM Corporation Mr. O’Brien spent nearly 20 years in the financial service industry most recently working at BankPhiladelphia in Philadelphia, Pennsylvania from 1997 through 2001.  During his tenure at BankPhiladelphia Mr. O’Brien served in several capacities most notably Vice President Lending Division in which all aspects of the lending area reported to him including collections, special assets, new development and operations.  Prior to 1997 Mr. O’Brien worked at several financial institutions in the Mid-Atlantic region including Jefferson Bancorp, Fidelity Bank and Central Penn National Bank.

Rebecca J. Demy joined the Company in July 1999 and as the Corporate Controller was elected an officer of the Company in January 2002.  In June 2002, Ms. Demy was named Principal Accounting Officer. Before joining the Company, Ms. Demy spent two years at Planar Systems, Inc, a high technology manufacturer of flat panel displays as Accounting Manager. Prior to that, she was an Audit Senior at KPMG, LLP in Portland, Oregon where she earned CPA certification in 1997.

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was traded on the NASDAQ National Market from December 18, 1991 through September 29, 2002 under the symbol “TRMM”.  In October 2002, the Company announced that NASDAQ had approved the Company’s request to transfer its common stock to the  SmallCap Market effective opening of business, September 30, 2002. The stock has continued trading under the symbol “TRMM” and investors should have experienced no material difference in how they obtain stock price quotes or news about the Company. Additionally, the transfer has not affected how the Company’s shares are bought or sold.

The Company had previously reported that it had been unable to meet the $1.00 per share closing bid requirement of the National Market. While the Company remains subject to the same $1.00 closing bid requirement on the NASDAQ SmallCap Market, the Company has been granted a grace period until August 11, 2003 to demonstrate compliance with the $1.00 closing bid requirement since the Company remains otherwise in compliance with the  NASDAQ SmallCap Market initial listing criteria.

In the event NASDAQ seeks to delist the Company’s common stock from the SmallCap Market, the Company will have the right to seek a hearing and appeal such a delisting. If the Company’s common stock is delisted from trading on the  SmallCap Market, trading in its common stock may continue in the Over-the-Counter market such as the OTC Bulletin Board. Trading in the OTC likely would result in limited release of the market price of the common stock, limited news and analyst coverage of the Company and decreased investor interest in the Company’s common stock. Any one of these factors could result in a material adverse affect on the liquidity and market prices for the Company’s common stock and the Company’s ability to issue additional securities or to secure additional financing. In addition, if the Company’s common stock is not listed and the trading price of the common stock remains at its recent historical levels, the Company’s common stock could be deemed a “penny stock” and subject to requirements that broker/dealers engage in certain special sales practices, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In addition, if the Company’s common stock is deemed a “penny stock,” transactions in the Company’s common stock could be subject to additional disclosure requirements, such as the delivery of a disclosure schedule explaining the nature and risks of the penny stock market.

At March 28, 2003 there were 251 shareholders of record of the Company’s Common Stock and 7,059,790 shares were outstanding.  The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company’s outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.

The Company did not pay any dividends related to common stock in fiscal years 2000, 2001, or 2002.  The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends to Common Stock shareholders in the foreseeable future.  The Company paid Series A Preferred Stock dividends of $1.1 million in fiscal year 2000, but has not paid a dividend since that time. At December 31, 2002 the Company had $3,377,000 in accrued Series A Preferred Stock dividends.

The Company’s banking agreements prohibit the payment of preferred dividends except dividends payable in the form of additional preferred shares of the Company’s stock (see “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Company does not anticipate the payment of preferred dividends in the form of additional shares of preferred stock.

Common Stock Price History

The following table sets forth the high and low sale prices for the Company’s common stock in each of the last 8 quarters as reported by the NASDAQ National Market System and the Small Cap Market System.

	High	Low
2001
1st Quarter	$2.88	$1.00
2nd Quarter	$2.05	$1.00
3rd Quarter	$2.41	$1.16
4th Quarter	$2.25	$0.84

2002
1st Quarter	$2.12	$1.10
2nd Quarter	$1.60	$0.65
3rd Quarter	$1.55	$0.75
4th Quarter	$1.48	$0.20

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data presented below for, and as of the years ended December 31, 2000, 2001 and 2002 have been derived from the audited financial statements of the Company.  Quarterly financial data is included in footnote 16 included in the financial statements beginning at F-1 of this report.  This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

Selected Financial Data

(In thousands, except per share and other operating data)

	Fiscal Year ended June 30, 1998	Six-month period ended December 31, 1998	Fiscal Year ended December 31, 1999	Fiscal Year ended December 31, 2000	Fiscal Year ended December 31, 2001	Fiscal Year ended December 31, 2002
Sales	$68,352	$33,334	$68,338	$76,081	$78,987	$85,243
Sales discounts	(11,331)	(5,802)	(12,099)	(12,268)	(12,810)	(14,691)
Net sales	57,021	27,532	56,239	63,813	66,177	70,552
Gross profit	28,797	13,267	26,173	24,380	26,672	30,051
Operating income (loss)	(220)	1,830	3,568	(3,187)	(1,077)	(1,786)
Income (loss) from continuing operations	(582)	1,311	2,090	(2,793)	(3,318)	(3,743)
Loss from discontinued operations	—	—	—	(1,962)	(3,144)	(264)
Cumulative effect of change in accounting principle	—	—	—	856	—	—
Net income (loss)	(582)	1,311	2,090	(3,899)	(6,462)	(4,007)
Preferred stock dividends	—	(785)	(1,500)	(1,500)	(1,500)	(1,500)
Income (loss) from continuing operations available to common stockholders	(582)	526	590	(4,293)	(4,818)	(5,243)
Basic and diluted income (loss) per share from continuing operations	(0.08)	0.07	0.08	(0.60)	(.68)	(.74)

Pro Forma Amounts, assuming the change in accounting was applied retroactively:
Income (loss) from continuing operations	(510)	1,473	2,712	(2,793)	(3,318)	(3,743)
Net income (loss)	(510)	1,473	2,712	(4,755)	(6,462)	(4,007)
Effect of accounting change per share	0.01	0.02	0.09	—	—	—
Basic and diluted income (loss) per share from continuing operations after accounting change	(0.07)	0.09	0.17	(0.60)	(.68)	(.74)

Balance Sheet Data:
Working capital	22,277	14,222	25,298	(3,072)	(2,742)	(1,933)
Total assets	75,606	79,152	95,906	110,920	88,695	80,573
Long-term debt	—	—	23,192	21,513	20,731	20,154
Preferred stock	19,853	19,798	19,798	19,798	19,798	19,798
Shareholders’ equity	60,060	61,325	61,279	54,547	45,332	42,094

Other Operating Data:
TRM Copy Centers	33,349	30,953	34,414	33,355	29,707	28,400
ATM locations	—	—	443	1,857	2,074	3,057

Notes regarding comparability of information:

1.  In 2000 the Company changed its accounting method for depreciating certain photocopy equipment and recorded the cumulative effect of the change in 2000.  Pro forma amounts are shown to reflect income (loss) from continuing operations and net income (loss) as if the accounting change were applied retroactively.

2.  The Company formed iATMglobal.net in 2000, and disposed of its interest in iATMglobal.net in 2002.  The results of iATMglobal.net are shown as discontinued operations.

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

OVERVIEW

Forward-Looking Statements

Information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K about the Company's goals, plans and expectations regarding: implementing the ATM growth strategy and successfully operating the ATM business; effectively using a third-party network of service providers; purchasing and installing additional photocopiers; achieving a net cost savings as a result of the installation of photocopiers; expansion in existing and new markets; complying with new debt covenants; generating adequate cash from operations to service its debt obligations, and expand the ATM business; obtaining longer term financing of its asset base; and the financing of capital expenditures constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Factors that could adversely affect implementing the ATM growth strategy and successfully operating the ATM business include, but are not limited to, competition from existing ATM providers and new entrants into the ATM market, the Company's ability to attract and retain personnel necessary to execute its ATM business plan, the Company's ability to manage and achieve growth in a new line of business, the Company's ability to initially deploy new ATMs to high transaction volume locations, changes in technology affecting ATM transactions, the Company's ability to expand its current relationships with retailers and broaden its distribution network, changes in consumer practices and preferences with respect to the location of, and use of, ATMs, and changes in the laws and regulations applicable to non-bank ATMs. Factors that could adversely affect the effectiveness of a third-party network of service providers include, but are not limited to, the availability of third-party service providers in the geographic areas needed, the Company's ability to negotiate contracts with the third-party service provider, and the service quality of the third-party service provider.  Factors that could adversely affect the purchase and installation of additional photocopiers include, but are not limited to, changes in consumer practices and preferences with respect to the use of TRM's new photocopy machines, the performance and profitability of photocopy machines, the Company's ability to purchase the additional photocopy machines, and the Company's ability to effectively sell the customers the benefits of its photocopy program.  Factors that could adversely affect the ability to achieve net cost savings and increased revenues from the installation of photocopiers include management's ability to reduce labor costs to required levels, continued customer acceptance of the photocopy services and increased usage of photocopy services by potential and existing customers, and continued product efficiencies experienced by its photocopiers.  Factors that could adversely affect expansion in existing and new markets include, but are not limited to, business conditions in the market areas the Company targets for expansion, competitive factors, customer demand for the Company's services and the Company's ability to execute its plans successfully.  Factors that could affect expansion of the ATM business include, but are not limited to, items described above regarding expansion in existing and new markets and operation of the ATM business.  Factors that would affect the Company's compliance with new debt covenants and generating adequate cash from operations to service its debt obligations include, but are not limited to, the items described above regarding operation of the ATM business, expansion in new and existing markets, and capital expenditures and the financing of capital expenditures.  Factors that could adversely affect obtaining longer term financing of the Company's asset base include, but are not limited to, the items described above regarding operation of the ATM and photocopy business and the ability of the Company to enter into financing arrangements.  Factors that could adversely affect capital expenditures and the financing of capital expenditures, include, but are not limited to, the items described above regarding the operation of the ATM and photocopy business, purchasing additional photocopiers, the continued availability of a credit facility, and continued cash flow from the Company's obligations, the ability of the Company to enter into additional financing arrangements, and the Company's ability to negotiate favorable purchase agreements with ATM manufacturers.  Any forward-looking statements should be considered in light of these factors.

General

The Company launched ATM operations in the first quarter of 1999 in the United States, and the third quarter of 1999 in the United Kingdom. The Company ended the year 2002 with 1,202 operating units deployed in the United States and 1,855 in Europe.  The ATM business contributed $23.1 million to annual net revenues in 2002, a 38.9% increase over 2001.  The Company expects that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future as it expands the placements and product offerings in this business, and pursues new opportunities.

Restructuring of the Company’s French operations occurred in October 2001, through the sale of substantially all of the operation’s assets to a newly formed French corporation in which the Company holds a 19% interest.  The Company’s net loss for 2001 included losses of $600,000 from operations of the French business and a loss of  $1.5 million from disposal of those assets.  Losses from the French operations for 2000 were $200,000.

In 2002, TRM engaged in an aggressive asset management strategy which resulted in the removal and redeployment of some of its low transaction volume ATMs and photocopiers to higher volume sites.  The Company grew its ATM services business in the United Kingdom while its core Photocopy services business, despite volume declines over the past several years, continued to generate revenue and ongoing cash flow.

TRM disposed of its interest in iATMglobal.net via a reorganization agreement completed on February 14, 2002. iATMglobal.net comprised a substantial portion of the Company's software development segment, which contributed $264,000, $3.1 million, and $2.0 million of the net loss in 2002, 2001 and 2000, respectively.  The portion of the business retained by the Company, Strategic Software Solutions, contributed $2.6 million, $1.1 million, and  $838,000 in revenues in 2002, 2001 and 2000, respectively.

In the Photocopy business, the number of service areas in which the Company operates includes 28 TRM service centers in the United States, 4 in Canada, and 2 in the United Kingdom which is a decrease of 16 service centers as compared to 2001.  The reduction in the number of US service centers is the result of the consolidation of several locations in order to increase efficiencies and to take advantage of economies of scale and the associated cost reductions, coupled with an increase in the use of third party service providers.  In 2002, the Photocopy business generated a loss of $318,000 before interest and taxes as compared to earnings of  $3.6 million in 2001 and $5.5 million in 2000.  In implementing the replacement of older technology machines with newer Konica technology, the Company has been able to convert over 80% of its revenue stream to three- to five-year agreements.  The long term agreements resulted from larger chain stores perceiving increased quality in the machines the Company is able to offer coupled with the Company’s reputation for superior customer service.

                On March 17, 2000, the Company and Bank of America N.A. entered into a loan agreement to fund a line of credit in the amount of $30 million.  In the first quarter of 2001, the Company's loan with Bank of America N.A. was placed into the special assets group because the Company was not in compliance with several of its financial ratios and debt covenants.  In the third quarter of 2002, the Company reclassified a significant portion of its loan from long-term debt to current portion of long-term debt due to the impending maturity of the loan on June 30, 2003.  Solely due to this reclassification of the debt, the Company was in violation of the debt service coverage covenant; however, Bank of America N.A. agreed to waive the violation, and extended the waiver through December 31, 2002.  The Company was in compliance with all of the other covenants of the loan at that time.  In the fourth quarter of 2002, the loan was moved from special assets back to the commercial lending group, reflecting improved performance.  Total availability under the loan was $21.1 million at December 31, 2002, and is $19 million at March 31, 2003, due to scheduled reductions.

In March 2003, the Company and Bank of America N.A. executed an additional amendment to the loan agreement under which the maturity date of the loan was extended from June 30, 2003 to June 30, 2004 and the quarterly scheduled reductions in availability under the loan were reduced from $1 million to $750,000.

Additionally, the Company and Bank of America N.A. executed a commitment agreement to extend and modify the loan on terms more favorable than the original loan facility.  The terms of the loan include a reduction in interest rate from prime plus 200 basis points to prime plus 50 basis points (this margin can reduce further based upon the Company's ongoing financial performance) on a $15 million term loan, which matures in March 2006, and a reduction in interest rate from prime plus 200 basis points to prime on a $4 million revolving line of credit which matures one year from the date of origination.  Loan documents will be executed at the earliest practicable date.

The Company anticipates generating adequate cash from operations and from its current financing facilities to service its debt obligations.

Matters Affecting Analysis

In the fourth quarter of 2000, the Company changed its accounting policy and adopted the units-of-production method of depreciating its Konica model 2223 and 2230 photocopy machines. The new depreciation method was applied retroactively as of January 1, 2000, resulting in a cumulative effect of the accounting change of $856,000 net of tax.

Restructuring of the Company’s French operations occurred in October 2001, through a sale of substantially all of the assets of this operation to a newly formed French Corporation in which the Company has a 19% ownership interest.  The net loss for 2001 included losses of $600,000 from operations of the French business and a loss of $1.5 million from disposal of the assets. The operating results of France are included in the consolidated financial statements through September 30, 2001. The investment in the new entity is being recognized on a cost basis of $341,000 at December 31, 2002 and is presented in the caption “Other assets” on the balance sheet.

TRM disposed of its interest in iATMglobal.net via a reorganization agreement completed on February 14, 2002. iATMglobal.net comprised a substantial portion of the software development segment of the Company, which contributed

$264,000, $3.1 million, and $2.0 million of the net loss in 2002, 2001 and 2000, respectively.   Losses associated with iATMglobal.net are shown as discontinued operations.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales of each item on the Consolidated Statements of Operations (see page F-3 of this Form 10-K).

	Percentage of Sales Fiscal Years Ended December 31,
	2000	2001	2002
Sales	100.00%	100.00%	100.00%
Sales discounts	16.10	16.20	17.20
Cost of sales	51.80	50.00	47.50
Selling, general and administrative	36.20	35.10	34.90
Asset retirements	—	—	2.40
Operating loss	(4.20)	(1.40)	(2.10)
Interest expense, net	2.80	2.90	1.90
Other, net	—	0.80	2.20
Loss before minority interest	(7.00)	(5.10)	(6.20)
Minority interest	0.60	1.50	0.10
Loss from continuing operations before income taxes and cumulative effect of accounting change	(6.40)	(3.60)	(6.10)

Provision (benefit) for income taxes	(2.70)	0.60	(1.70)
Loss from continuing operations	(3.70)	(4.20)	(4.40)
Loss from discontinued operations	(2.60)	(4.00)	(.30)
Loss before cumulative effect of accounting change	(6.30)	(8.20)	(4.70)

Cumulative effect of accounting change	1.20	—	—
Net loss	(5.10)	(8.20)	(4.70)

Fiscal Year ended December 31, 2002 Compared to Fiscal Year ended December 31, 2001

For the year ended December 31, 2002, consolidated sales increased by $6.2 million (7.9%) to $85.2 million from $79.0 million for 2001.  Photocopy sales were down by $4.2 million (7.1%).  This decrease was primarily a result of an overall decrease in total copy volume of 84 million transactions from the prior year reflecting the mature nature of the photocopy business.  Total copy volume for the fiscal year ended December 31, 2002 was 980 million copies as compared to 1.064 billion copies for the same period in 2001, a decline of 7.9%.  Cumulative billed units for the fiscal year ended December 31, 2002 were 342,000 as compared to 375,000 for the same period in 2001, a decline of 8.8%.  These changes resulted in an increase in average copies per unit to 2,865 from 2,837 for the same period in 2001.  This increase in average copies per unit is a result of active asset management designed to remove photocopiers from lower volume sites and to re-deploy those machines into higher volume sites. The Company intends to continue actively managing its photocopy asset base to maintain or increase its average copies per unit even as overall copy volumes continue to decline on a consolidated basis. Billed revenue per unit refers to the revenue recorded as a result of actual machine meter readings obtained without consideration for accruals or deferrals of revenue resulting from the timing differences between the last day of the month and the date the meter readings are obtained. Additional accruals and deferrals of revenue can result when meter readings on newly installed or pulled machines do not coincide with the actual calendar month.  The Company has adjusted its meter reading dates in order to more closely match meter readings with a complete calendar month in order to mitigate the need for accruals and deferrals going forward.

Revenues from the Company’s ATM business increased to $27.8 million (47.6%) during 2002 from $18.8 million in 2001.  The Company experienced this significant increase in ATM revenues due to increases in the Company’s base of installed ATM units of approximately 983 on a consolidated basis and an asset management strategy that included moving ATMs from low transaction volume sites to higher volume sites. Withdrawal transactions per unit decreased to 4,665 in 2002 from 4,762 in 2001, a decrease of 2%. However, overall withdrawal transactions increased 38.9% to 12.5 million from 9.0 million in 2001.

Withdrawal revenue per unit increased to $9,381 in 2002 from $8,923 in 2001. The increase in revenue per unit is a result of increasing the withdrawal fee per transaction on a portion of the Company’s ATM installed base during the second half of 2002.

Sales discounts are the portion of revenue retained by retail customers.  Sales discounts are greater in the photocopy business than in the ATM business and generally vary at individual retail businesses depending on volume - the higher the volume, the greater the discount.  Sales discounts as a percentage of sales in 2002 were 17.2% as compared to 16.2% in 2001. The increase as a percentage of sales is primarily due to a shift in the ATM industry toward higher discount programs that allow the retailer to retain a larger portion of the revenue. In 2002, the sales discounts related to the ATM business were 16.9% of sales as compared to 11.7% in 2001. Photocopy sales discounts were 18% of photocopy sales in 2002 and 2001.

Cost of sales as a percentage of revenue decreased to 47.5% in 2002 from 50% in 2001 on a consolidated basis.  Cost of sales in the ATM business decreased as a percentage of contributed revenue to 52.1% in 2002 from 66.5% in 2001.  While ATM revenues increased by $9.0 million (47.6%) in 2002 compared to 2001, cost of sales increased by only $2.0 million (16%).  The 38% increase in the volume of withdrawal transactions resulted in an economy of scale that reduced the cost of sales per withdrawal transaction to $1.15 in 2002 from $1.39 in 2001.  Per transaction costs were reduced primarily in two areas.  Third party service and maintenance costs were reduced by $.15 per transaction, offset partially by the cost of bringing certain maintenance in-house.  Cost of cash in the ATM machines decreased by $.13 per transaction as a result of lower transaction fees from the Trust as more fully described in "Liquidity".  Due to the percentage of overall revenue and associated costs of sales contributed by the ATM business, 32.6% and 35.8% respectively, significant changes in consolidated results associated with the ATM business will not be realized until the ATM business becomes a larger portion of the overall business. Cost of sales associated with the photocopy business increased to 45.4% of contributed revenue from 44.9% in 2001. While labor included in cost of sales in the photocopy business declined $411,000 (4.3%), revenue declined 7.1%, resulting in an increase in labor as a percentage of sales to 16.4% from 15.9% of contributed revenue. Materials related costs in the photocopy business in 2002 included an increase in scrapped and obsolete materials of $680,000 compared to 2001, of which $300,000 is recorded as an allowance for obsolete inventory. The total materials related cost of sales in the photocopy business remained constant at 29% of contributed revenue for 2002 and 2001. The Company does not anticipate that expenses for scrapped and obsolete materials will be significant going forward as inventory levels have been reduced 57.8% worldwide as a result of aggressive inventory and cost management.

                Selling, general and administrative costs as a percentage of revenue on a consolidated basis decreased to 34.9% from 35.1% in 2001.  The decrease in these costs as a percentage of sales relates primarily to the disposal of iATMglobal.net in February 2002.  iATMglobal.net had contributed $4.9 million to selling, general, and administrative costs in 2001 which represented 430% of contributed revenue.  The software development portion of the business that was retained by the Company contributed $1.3 million or 49.9% of contributed revenue in 2002.  The decrease in selling, general, and administrative costs associated with iATMglobal.net was partially offset by a $2 million increase in non-labor related expenses in the Company's other businesses.  These include a $739,000 increase in expense for Value-Added Tax ("VAT") in the United Kingdom ATM business.  Of this amount, approximately $128,000 had been capitalized since the inception of the ATM business and $299,000 had been recorded as VAT receivable in 2001 that was subsequently determined to be non-reclaimable.  The remainder was VAT expense related to fiscal year 2002.  In 2002 the Company received a final determination from UK taxing authorities as to the applicability and method of calculating VAT associated with its ATM business which resulted in the need to record additional expense.  Prior to 2002, the treatment of VAT related to the ATM business could not be reasonably determined or estimated since non-bank ATM placements were relatively new to the United Kingdom and the taxing authority had not yet provided guidance as to their tax treatment.  An additional $400,000 related to non-recurring expense was recorded in anticipation of renewing the Company's fleet leases earlier than originally planned.  Other increases included insurance premiums, legal fees, and travel expenses.  The Company believes that these increases are commensurate with overall market trends in the insurance industry, as well as the litigation that is now settling.  At the beginning of the third quarter 2002, the Company determined that it was overstaffed for current business demands and, in combination with a number of other cost-saving measures, began a reduction in force throughout its operations.  The United States reduction in force took place primarily in the second half of 2002; the United Kingdom reduction in force took place in first quarter of 2003.  Due to the timing of this action, as well as cost associated with severance payments full cost savings have not yet been realized; total savings will reflect a beneficial impact on labor costs.

In the fourth quarter of 2002, the Company determined that certain of its Mita analog photocopiers held in storage would not likely be returned to service, and $2,049,000, representing the net book value of these copiers was charged to expense.  In conjunction with the Company's commitment to purchase an additional 850 Konica photocopy machines during 2003, year over year declines in photocopy transaction volumes, and limited opportunities for large-scale expansion, the Company determined that the market no longer supported plans to redeploy older technology photocopiers.  Instead, the Company intends to manage the photocopy business by controlling growth in new and existing markets, leveraging its newer technology photocopiers and heightening profitability requirements.

Interest expense decreased as percentage of sales to 1.9% in 2002 compared to 2.8% in 2001.  Beginning and ending borrowings on the Company’s revolving line of credit for fiscal years 2002 and 2001 were $21.3 and $16.6 million, and $28.0 million and $21.3 million, respectively. The Company’s average outstanding balances on its line of credit were $19.9 million in 2002 and $25.0 million in 2001, reflecting a decrease in the average outstanding balance of $5.1 million during 2002.  Borrowings on the Company’s line of credit during the fiscal year ended December 31, 2002 fell from $21.3 million to $16.6 million, a decrease of $4.7 million. Interest rates during the same period decreased from 8.25% to 6.25% on the outstanding amount.  The Company entered into capital leases on equipment in 2002 and 2001.  Interest expense related to these capital leases for the years ended December 31, 2002 and 2001 was $83,000 and $3,000, respectively. As such, in fiscal year 2002, the decline in both the line of credit outstanding balance and interest rates, offset partially by an increase in capital lease interest, resulted in an overall reduced interest expense compared to fiscal year 2001.

In October 2001 the Company incurred a $1.5 million loss on the disposal of the assets of its French operations.

Other expense was $1,907,000 in 2002 compared to $872,000 of other income in 2001.  The 2002 expense was primarily the result of recognition of a $1.8 million legal liability recorded subsequent to reaching a proposed settlement in the Paulsell litigation as more fully described in Item 3.

Although the Company’s gross profit improved in 2002 compared to 2001, the increases in selling, general and administrative expenses, asset retirements and other expense resulted in an increase in the loss from continuing operations before minority interest.

The Company’s effective tax rate for the year ended December 31, 2002 was 28%, resulting in an income tax benefit of $1,459,000, compared to an effective rate of an 18% expense in 2001.  The change in the effective tax rate for fiscal year 2002 as compared to fiscal year 2001 is due to the valuation allowance recorded in 2001 related to the Company’s foreign net operating losses and to the write-off of net operating losses in 2001 as a result of amended tax returns for which credits will not be obtained.

The Company’s loss from continuing operations increased by $425,000 to $3,743,000 in 2002 from $3,318,000 in 2001.  The increase was due primarily to the increase in other expense, mostly offset by the increased income tax benefit.

Losses from discontinued operations are the results of operations of iATMglobal.net prior to its disposal in February 2002.  Loss from discontinued operations decreased to $264,000 in 2002 from $3,144,000 in 2001, because the Company owned iATMglobal.net for only 1-1/2 months in 2002 and for the entire year in 2001.

The Company’s net loss on a consolidated basis decreased $2.5 million to $4.0 million in 2002 from $6.5 million in 2001.  An increase of $700,000 in operating loss was combined with a $600,000 increase in interest and other expenses.  Further, minority interest in losses of iATMglobal.net decreased by $1.1 million.  These factors were further offset by $2.0 million in increased income tax benefit in 2002 and a $2.9 million decrease in losses from discontinued operations.

Fiscal Year ended December 31, 2001 Compared to Fiscal Year ended December 31, 2000

For the year ended December 31, 2001, consolidated sales increased by $2.9 million (3.8%) to $79 million from $76.1 million for 2000.  Consolidated photocopy sales were down by $5.9 million (9.0%).  This decrease was primarily a result of an overall decrease in total copy volume of 93 million transactions from the prior year reflecting the mature nature of the photocopy business.  Total copy volume for the fiscal year ended December 31, 2001 was 1.064 billion copies as compared to 1.157 billion copies for the same period in 2000, a decline of 8.0%.  Cumulative billed units for the fiscal year ended December 31, 2001 were 375,000 as compared to 418,000 for the same period in 2000, a decline of 10.5%.  These changes resulted in an increase in average copies per unit to 2,837 from 2,768 for the same period in 2000.  This increase in average copies per unit is a result of active asset management designed to remove photocopiers from lower volume sites and to re-deploy those machines into higher volume sites.

Due to the timing of installations, removals, or maintenance during any given billing period, billed units may be slightly less than the average number of units installed during a billing period.  The differences in units billed and average units installed during a billing period does not result in material timing differences.

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

Sales discounts are the portion of revenue retained by retail customers.  Sales discounts are greater in the photocopy business than in the ATM business and generally vary at individual retail businesses depending on volume – the higher the volume, the greater the discount.  Sales discounts as a percentage of sales in 2001 compared to 2000 remained constant at 16%.

Cost of sales as a percentage of revenue decreased 1.8% on a consolidated basis.  Cost of sales in the ATM business as a percentage of contributed revenue decreased to 66.5% in 2001 from 91.9% in 2000.  The reduction is primarily a result of increased revenue per unit of 33.9% while labor and materials related costs remained relatively constant.  These results are consistent with expectations as ramp up periods for ATM sites stabilize and sites continue to mature.  Due to the percentage of overall revenue and associated costs of sales contributed by the ATM business, 23.9% and 31.7% respectively, significant changes in consolidated results associated with the ATM business will not be realized until the ATM business becomes a larger portion of the overall business. Gross margin in the ATM business grew to 21.8% in 2001 from 2.6% in 2000.  Cost of sales associated with the photocopy business decreased to 44.9% of contributed revenue from 45.3% in 2000.

Selling, general and administrative costs as a percentage of revenue on a consolidated basis decreased to 35.1% from 36.2% in 2000.  The decrease as a percentage of revenue was due to the increase in revenues.  Actual selling, general and administrative expenses increased by $182,000 in 2001 compared to 2000, primarily because the Company incurred $500,000 in severance costs for former executives during 2001.

Interest expense remained constant as a percentage of sales in 2001 compared to 2000.  The Company’s average outstanding balances on its line of credit were $25.0 million in 2001 and $25.1 million in 2000.  The Company had an average of $19.3 million and $24.8 million of its outstanding line of credit that was subject to lower LIBOR based interest rates in 2000 and 2001, respectively.  During the year 2001 the Company reduced its outstanding balance on its line of credit by $6.7 million but had a larger portion of the outstanding balance on its line of credit subject to higher non-LIBOR based rates. Borrowings on the Company’s revolving line of credit at the beginning of fiscal year ended December 31, 2000 were $23 million and increased over the year to $28 million, an increase of $5 million. Interest rates during the same period increased from 8.5% to 9.75% on the outstanding amount and LIBOR rates rose from 7.6% to 8.25%.  Borrowings on the Company’s line of credit during the fiscal year ended December 31, 2001 fell from $28 million to $21 million, a decrease of $7 million. Interest rates during the same period decreased from 9.75% to 8% on the outstanding amount, and LIBOR rates fell from 8.25% to 7.2%, although these lower LIBOR rates were only available during the first six months of 2001.  As such, fiscal year 2000 had increases in both amounts outstanding and interest rates while fiscal year 2001 had decreases in both resulting in nearly equivalent interest expense. Fiscal year 2001 interest expense was slightly higher since the lowest outstanding balance for that year was approximately $1 million higher than the lowest outstanding balance in 2000.

In October 2001 the Company incurred a $1.5 million loss on the disposal of assets of its French operations.  The French operations were sold to management because historically the operations had negatively impacted the earnings of the Company.  The French operations had losses averaging $500,000 per year for 1999 through 2001 (until the date of this sale).  The Company adopted a strategy of focusing on its more profitable units in order to maximize cash flow and to return to overall profitability.

Other income of $872,000 in 2001 resulted primarily from a $995,000 settlement reached with Woolwich resulting from the contract termination in the first quarter of 2001.

The Company’s effective tax rate for the year ended December 31, 2001 was 18%, resulting in income tax expense of $506,000, compared to an effective rate of a 42.2% benefit in 2000.  The change in the effective tax rate for fiscal year 2001 as compared to fiscal year 2000 is due to the valuation allowance recorded in 2001 related to the Company’s foreign net operating losses and to the write-off of net operating losses in 2001 as a result of amended tax returns for which credits will not be obtained.  Excluding those items, the effective tax rate for 2001 would have been a 26.6% benefit.

The Company’s pretax loss from continuing operations decreased by $2 million, but the provision for income taxes increased by $2.5 million. The Company’s loss from continuing operations increased by $525,000 to $3,318,000 in 2001 from $2,793,000 in 2000.

Loss from discontinued operations increased by $1.2 million, reflecting a full year’s operations of iATMglobal.net in 2001 and only part of a year in 2000.

The Company’s net loss before cumulative effect of change in accounting method on a consolidated basis increased $1.7 million to $6.5 million in 2001 from $4.8 million in 2000.  The decrease in ATM losses before interest and taxes from $8.6 million in 2000 to $4.4 million in 2001 was offset by a loss of $1.5 million in the photocopy business associated with the sale of substantially all of the assets of the French operation in October 2001, a reduction in operating income in the photocopy business, as well as an increase in losses in the software development business of $2.0 million over 2000.

Liquidity and Capital Resources

During 2002, TRM generated $7.9 million in cash flows from operations as compared to $6.7 million in 2001. The Company has a working capital deficit that decreased to $1.9 million at December 31, 2002, from $2.7 million at December 31, 2001.  On March 17, 2000, the Company and Bank of America N.A. entered into a loan agreement to fund a line of credit in the amount of $30 million.  In the first quarter of 2001, the Company's loan with Bank of America N.A. was placed into the special assets group because the Company was not in compliance with several of its financial ratios and debt covenants.  In the third quarter of 2002, the Company reclassified a significant portion of its loan from long-term debt to current portion of long-term debt due to the impending maturity of the loan on June 30, 2003.  Solely due to this reclassification of the debt, the Company was in violation of the debt service coverage covenant; however, Bank of America N.A. agreed to waive the violation, and extended the waiver through December 31, 2002.  The Company was in compliance with all of the other covenants of the loan at that time.  In the fourth quarter of 2002, the loan was moved from special assets back to the commercial lending group, reflecting improved performance.  Total availability under the loan was $21.1 million at December 31, 2002, and is $19 million at March 31, 2003, due to scheduled reductions.

In March 2003, the Company and Bank of America N.A. executed an additional amendment to the loan agreement under which the maturity date of the loan was extended from June 30, 2003 to June 30, 2004 and the quarterly scheduled reductions in availability under the loan were reduced from $1 million to $750,000.

Additionally, the Company and Bank of America N.A. executed a commitment agreement to extend and modify the loan on terms more favorable than the original loan facility.  The terms of the loan include a reduction in interest rate from prime plus 200 basis points to prime plus 50 basis points (this margin can reduce further based upon the Company's ongoing financial performance) on a $15 million term loan, which matures in March 2006, and a reduction in interest rate from prime plus 200 basis points to prime on a $4 million revolving line of credit which matures one year from the date of origination.  Loan documents will be executed at the earliest practicable date.

During 2002, the Company made capital expenditures of $7.7 million of which $3.2 million was funded from cash generated from operations.  Capital expenditures were primarily for installations of Toshiba digital photocopiers and NCR ATM machines.

                On March 14, 2000, a Deposit Trust Agreement ("Agreement") was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation ("Servicer") as Administrator.  By virtue of the Agreement, TRM Inventory Funding Trust (the "Trust") was created.  Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  Any risk with regard to the Trust or the ability of the Trust to repay the Certificates resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $9,000) and with Autobahn Funding Company LLC (equity investor in the amount of $891,000) in the Trust, rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Both GSS Holdings and Autobahn Funding Company LLC are parties related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and are independent of the Servicer and the Company.  The purpose of the Trust is to provide cash to be placed in the Company's ATM machines ("Vault Cash"), through accessing commercial paper markets.  Undivided interests in the Trust ("Certificates") are sold to individuals and entities, and the liability of repaying or redeeming the Certificates resides with the Trust.  The Trust has the ability to sell the Certificates, borrow and repay funds and make other payments under the Loan and Servicing Agreement, and to engage the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.

When the Vault Cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs.  The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Certificateholders.  At no time do the Certificateholders have recourse against the Servicer under the Loan and Servicing Agreement.  The Company maintains letters of credit totaling $1.2 million at December 31, 2002 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe during delivery to ATM machines, and the Company maintains insurance on behalf of the Trust to ensure the cash is safe during its time in ATM machines.  The Company pays the Trust fees, totaling $1,027,000 in 2002, $1,106,000 in 2001 and $1,514,000 in 2000 for use of the cash while it is in transit and in ATM machines.  The commercial paper facility matures in 2007.

The Company’s United Kingdom ATM business obtains Vault Cash under an agreement with a local bank.  Vault Cash obtained under the program remains the property of the bank, however, the Company is insured against risk of loss while the cash is in or being distributed to its ATM network.  During 2002, the Company has accessed amounts from £12.4 million ($19.9 million) to £25.6 million ($41.0 million) and paid a total of £1.0 million ($1.4 million) for use of the cash.

The Company currently anticipates capital expenditures of approximately $2.1 million during 2003 primarily to acquire ATM and photocopy machines. The Company signed an agreement with Konica in 2000 to purchase 10,000 additional photocopiers.  This agreement has been amended to 4,555 photocopiers, of which 3,705 were purchased through 2002.  The Company paid $381,000 to Konica in December 2002 which represented the remaining machine development costs included in the original agreement signed in 2000 as well as payment for the 150 machines received in 2002. The Company expects to purchase from Konica approximately 850 additional photocopiers during 2003 at a cost of approximately $934,000.  The Company expects to finance these capital expenditures with cash generated from operations.

In the third quarter ended September 30, 2002, the Company negotiated an agreement with Barclay’s Mercantile Business Finance Limited in the United Kingdom that established a lease financing facility with an established limit of $11.3 million. Borrowings under this facility constitute capital lease obligations for financing the purchase of digital photocopy equipment with a term of three years. The Company is not obligated to use any portion of the established limit. At December 31, 2002, the Company had outstanding debt under this facility of $2.9 million.

Additionally, in the third quarter ended September 30, 2002, the Company entered into a sale-leaseback transaction with NCR Corporation involving 126 of the Company’s ATM machines located in the United Kingdom. According to the terms of the contract, NCR Corporation agreed to repurchase 126 of the Company’s ATM machines for the original purchase price paid by the Company resulting in proceeds of $829,000.  The subsequent leaseback is for a term of 48 months and is accounted for as a capital lease. NCR Corporation subsequently assigned the lease rights to Summit Asset Management, which subsequently assigned the lease rights to CitiCapital LTD.

In February 2003, the Company determined to participate in a proposed settlement in the Paulsell litigation, and recorded a liability of $1,788,000 as of December 31, 2002.  Under the terms of the proposed settlement, $1,050,000 is to be paid by the Company in 2003 and $1,000,000 in 2008.  The Company has recorded the net present value of the amount expected to be paid in 2008.

The Company expects that operations will continue for 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business.  The Company believes that its prospective needs for working capital, capital expenditures and debt service will be met from cash flows generated by operations.  If operations are not consistent with management’s plan, there is no assurance, however, that the amounts from these sources will be sufficient for such purposes.  In that event, or for other reasons, the Company may be required to seek replacement financing and the Company may not be able to obtain such financing on commercially reasonable terms or at all.  There is no assurance that any replacement financing will be available, or if available, will be on terms satisfactory to the Company.

A summary of the Company’s contractual commitments and obligations as of December 31, 2002, is as follows (in thousands).

	Payments Due by Period
Contractual obligations	Total	2003	2004-2005	2006-2007	After 5 years
Long-term bank debt	$86	$21	$43	$22	$—
Capital lease obligations	4,087	1,508	2,496	83	—
Operating leases	10,041	3,022	4,396	1,513	1,110
Other long-term obligations	1,321	1,321	—	—	—

Total contractual cash obligations	$15,535	$5,872	$6,935	$1,618	$1,110

	Amount of Commitment Due by Period
Other Commercial Commitments	Total	2003	2004-2005	2006-2007	After 5 years
Line of credit	$16,644	$—	$16,644	$—	$—

The Company has $3,377,000 accrued for Series A Preferred Stock dividends as of December 31, 2002.  TRM ceased paying these dividends late in the year 2000.  The Company’s loan agreement prohibits the cash payment of preferred dividends.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses TRM Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to customer bad debts, inventories, equipment, investments, intangible assets, income taxes, financing operations, and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

TRM maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of TRM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

TRM maintains reserves for estimated obsolescence or unmarketable inventory, such as signage, equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company is partially self-insured for purposes of providing medical insurance benefits to its employees.  The Company records estimated reserves after consideration of historical trends, known or reasonably estimated expenses, and aggregate stop loss coverages provided by its insurance carrier.  Should actual expenses be greater than estimated, additional expense related to medical insurance claims may be recorded.

TRM’s use of the units-of-production method of depreciation for its Konica photocopier assets requires the use of estimates related to the useful life of such assets.  TRM has determined that the useful life of these assets is an average of 500,000 copies per machine.  If actual copies produced differ significantly from estimated useful life at the time of asset disposal, further write downs equal to the remaining carrying value may be required.  If future losses on disposal of this class of photocopiers becomes evidence of a shorter useful life than originally estimated, a change in accounting estimate relating to depreciable life may be required, resulting in additional depreciation charges on a prospective basis.

TRM holds a minority interest in a French corporation which is a non-publicly traded company whose value is difficult to determine.  The French corporation has operations or technology in areas within or adjacent to TRM's strategic focus.  TRM records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of the Company's investment in the French corporation could result in losses or an inability to recover the carrying value of the investments that may not be reflected in its current carrying value, thereby possibly requiring an impairment charge in the future.

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

TRM records an estimated loss from a loss contingency when information available prior to the issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and when the amount of the loss can be reasonably estimated.  TRM has recorded an estimated loss of $1.8 million as an expense and liability in its 2002 financial statements based on a proposed settlement of pending litigation.  As additional information becomes available, the Company will assess the potential liability related to pending litigation and may revise its estimates.  Such revisions in estimates of the potential liability may materially impact the Company’s results of operations and financial position.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets.  SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, and require that goodwill and indefinite-lived intangibles assets be tested annually for impairment.  The Company adopted the provisions of SFAS 141 and 142 in the first quarter of 2002.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143).  SFAS 143 is effective for the fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FASB Statement No. 143 requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The impact of this pronouncement on the Company’s results of operations, financial position or cash flows is not expected to be material.

In October 2001, the FASB issued SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”.  SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred.  Goodwill and financial instruments are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope.  The adoption of this statement in the first quarter of 2002 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections.”  Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishments only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS 145 provisions regarding early extinguishments of debt are generally effective for fiscal years beginning after May 1, 2002.  The Company does not expect that the adoption of this statement will have a material impact on its results of operation, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002.  In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying activities that are initiated or modified after December 31, 2002.  The Company will apply the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002.  The Company has elected to continue the use of the intrinsic value method for the fiscal year ended December 31, 2002 but has adopted the prominent disclosure provisions.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation by business enterprises of variable interest entities.  Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity.  The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company is currently assessing the impact the adoption of this interpretation will have on its results of operations, financial position and cash flows.

Disclosure Regarding Euro Conversion

On January 1, 1999, eleven member countries of the European Community began a process to convert their existing sovereign currencies to a single common denomination, the Euro.  The process of conversion was gradual over the next three years, culminating in the eventual removal from circulation of all existing domestic currency for the participating countries.  As of December 31, 2002, the Company presently operates in the United Kingdom and transacts business in the local currency of that country.  The United Kingdom may become subject to the conversion.  The Company believes that it is accommodating the conversion to the Euro without a material impact on its financial statements.

ITEM 7(a).               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact its results of operations and financial condition.

Interest Rate Risk.  The Company maintains an investment portfolio that is comprised solely of money market funds.  The income earned from these money market funds is subject to changes in interest rates.  For the years ended December 31, 2002 and 2001, interest income amounted to $82,000 and $226,000, respectively.  An immediate 10% change in interest rates would not have a material effect on the Company’s net income.  Additionally, the Company is exposed to interest rate risk related to its credit facility.  Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.  Total debt outstanding under the Company’s line of credit was $16.6 million and $21.3 million at December 31, 2002 and 2001, respectively.  Total interest expense relative to these borrowings was $1.47 million and $2.1 million for 2002 and 2001, respectively, at average interest rates of 7.23% and 8.60%, respectively.  If interest rates had increased by 100 basis points for each of those years, interest expense would have increased by approximately $203,000 and $260,000 for 2002 and 2001, respectively.

Foreign Currency Risk.  The Company has international subsidiaries subject to foreign currency rate exposure.  The Company pays the expenses of its international operations in local currencies, namely, the British pound and Canadian dollar.  The international operations are subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, future results could be materially and adversely affected by changes in these or other factors.

The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.  Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  To date, the Company’s exposure to exchange rate volatility has not been significant.  Foreign exchange rate transaction losses, net of gains for the years ended December 31, 2002 and 2001 were approximately $23,000 and $46,000, respectively. If foreign currency rates were to fluctuate by 10% from rates at December 31, 2002 and December 31, 2001, the Company’s financial position would be materially affected.   Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2002, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would aggregate approximately $2.5 million.  No assurance can be given that changes in foreign currency rates will not have a material impact on the Company’s results of operations in the future.

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

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company will be included under “Election of Directors” and “Background About Continuing Directors”, in the Company’s definitive proxy statement for its 2003 annual meeting of shareholders (the “2003 Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.  Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.  Information with respect to executive officers of the Company is included under Part I of this Report in a separate item captioned “Executive Officers of the Registrant.”

ITEM 11.

EXECUTIVE COMPENSATION

Information with respect to executive compensation will be included under “Executive Compensation” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans as of December 31, 2002 will be included under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with management will be included under “Certain Relationships and Related Transactions” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14.                  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Within the 90 days prior to the filing of this annual report on Form 10-K (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its chief executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings and submissions.

(b)  Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.

Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2002

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

Notes to Consolidated Financial Statements

2.

Financial Statement Schedules:

II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

(a) The exhibits listed below are filed as part of this report

Exhibit Number
2(a)	Agreement for Sale of Business between FPC France Ltd. and FPC France, a French corporation dated September 27, 2001
2(b)	Agreement of Presence between FPC France Ltd. and FPC France, a French corporation dated September 27, 2001
2(c)	Stock Purchase Agreement by and between iATMglobal.net Corporation and S-3 Corporation dated February 12, 2002
3.1(a)	Amendments to the Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)
3.1(b)	Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)
3.2	Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

Exhibit Number
4.1	Investors’ Rights Agreement (Incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)
4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)
4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)
10.1	Form of Indemnity Agreements with Registrant’s directors and executive officers (Incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)
10.2	Loan Agreement with United States National Bank of Oregon, dated March 31, 1997 (Incorporated herein by reference to Exhibit 10.2 of Form 10-K for the fiscal year ended June 30, 1997)
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

10.4	Restated 1986 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)
10.5	1996 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1998)
10.6	Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])
10.7	Form of Stock Option Agreements:
	a)	For option grants before fiscal 1994 (Incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])
	b)	For option grants during fiscal 1994 (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)
	c)	For option grants during fiscal 1995 (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)
10.8	Employment Agreements:
	a)	Employment Agreement dated August 18, 1997 with Frederic P. Stockton (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
	b)	Employment Agreement dated September 18, 1997 with Paul M. Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1998)
	c)	Employment Agreement dated June 22, 1998 with Danial J. Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
	d)	Employment Agreement dated September 29, 1998 with Kathleen O. Hoogerhuis (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
	e)	Employment Agreement dated February 8, 1999 with Kurt Schusterman (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
	f)	Employment Agreement dated October 1, 1999 with Kathleen O. Hoogerhuis (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	g)	Employment Agreement dated January 1, 2000 with Paul Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	h)	Employment Agreement dated January 1, 2000 with Bryan Clark (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	i)	Employment Agreement dated February 8, 2000 with Gary Cosmer (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	j)	Employment Agreement dated January 1, 2000 with Danial Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	k)	Employment Agreement dated April 24, 2000 with Daniel Spalding (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	l)	Employment Agreement dated December 18, 2001 with Kenneth L. Tepper (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2001)
	m)	Employment Agreement dated July 22, 2002 with Thomas W. Mann (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended September 30, 2002)

Exhibit Number
10.9	Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
10.10

Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)

10.11

a)First Amendment to Third Amended and Restated Business Loan Agreement (Incorporated herein by reference to Exhibit 10.11 of Form 10-K for the period ended December 31, 2000) b)Fifth Amendment to Third Amended and Restated Business Loan Agreement

10.12

Second Amended and Restated Business Loan Agreement dated May 30, 2000, between TRM Corporation and Bank of America, N.A (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended June 30, 2000).

10.13

Third Amended and Restated Business Loan Agreement dated July 21, 2000 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2002).

10.14

Second Amendment to Third Amended and Restated Business Loan Agreement dated April 1, 2001 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2002).

10.16

Third Amendment to Third Amended and Restated Business Loan Agreement dated August 9, 2001 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2002).

10.17

Fourth Amendment to Third Amended and Restated Business Loan Agreement dated January 31, 2002 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 of Form 10-Q for the quarter ended June 30, 2002)

10.18

Loan and Servicing Agreement dated March 17, 2000 by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000).

10.19

Third Amendment to Loan and Servicing Agreement dated April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002).

10.20

Fourth Amendment to Loan and Servicing Agreement dated July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002).

10.21	Agreement dated January 12, 2001 between TRM (ATM) Limited and Girobank, Plc. (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended June 30, 2002).
10.22

Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002).

10.23

Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002).

10.24	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002).
10.25	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002).
10.26	Form of Parent Guarantee by and between TRM Corporation and NCR Limited dated July 29, 2002 (incorporated herein by reference to Exhibit 10.16 of Form 10-Q for the quarter ended September 30, 2002).
10.27	Security Assignment by and between TRM (ATM) Limited and NCR Limited dated September 4, 2002 (incorporated herein by reference to Exhibit 10.17 of Form 10-Q for the quarter ended September 30, 2002).
10.28

Notice of Assignment from Summit Asset Management Limited to CitiCapital Ltd. dated September 9, 2002 (incorporated herein by reference to Exhibit 10.18 of Form 10-Q for the quarter ended September 30, 2002)

10.29	Fifth Amendment to Third Amended and Restated Business Loan Agreement dated March 31, 2003 between TRM Corporation and Bank of America, N.A.
16.1	Letter from KPMG LLP regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16 of current Report on Form 8-K filed on September 2, 1999)
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (see Signature page)
99.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350
99.2	Certification of Principal Accounting Officer of TRM Corporation Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 31, 2003.

TRM CORPORATION

By:	/s/ Kenneth L. Tepper
Kenneth L. Tepper
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth L. Tepper his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 31, 2003 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Kenneth L. Tepper	Chairman of the Board and Director
Kenneth L. Tepper	(Principal Executive Officer)

/s/ Rebecca J. Demy	Corporate Controller
Rebecca J. Demy	(Principal Accounting Officer)

/s/ Nancy Alperin	Director
Nancy Alperin

/s/ Edward E. Cohen	Director
Edward E. Cohen

/s/ Daniel G. Cohen	Director
Daniel G. Cohen

/s/ Slavka Glaser	Director
Slavka Glaser

/s/ Hersh Kozlov	Director
Hersh Kozlov

/s/ Lance Laifer	Director
Lance Laifer

/s/ Harmon S. Spolan	Director
Harmon S. Spolan

CERTIFICATIONS

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14
OF THE SECURITES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Kenneth L. Tepper, certify that:

1.  I have reviewed this annual report on Form 10-K of TRM Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ Kenneth L. Tepper
Kenneth L. Tepper
Chief Executive Officer

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14
OF THE SECURITES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Rebecca J. Demy, certify that:

1.  I have reviewed this annual report on Form 10-K of TRM Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ Rebecca J. Demy
Rebecca J. Demy
Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number
2(a)	Agreement for Sale of Business between FPC France Ltd. and FPC France, a French corporation dated September 27, 2001
2(b)	Agreement of Presence between FPC France Ltd. and FPC France, a French corporation dated September 27, 2001
2(c)	Stock Purchase Agreement by and between iATMglobal.net Corporation and S-3 Corporation dated February 12, 2002
3.1(a)	Amendments to the Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)
3.1(b)	Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)
3.2	Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)
4.1	Investors’ Rights Agreement (Incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)
4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)
4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)
10.1	Form of Indemnity Agreements with Registrant’s directors and executive officers (Incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)
10.2	Loan Agreement with United States National Bank of Oregon, dated March 31, 1997 (Incorporated herein by reference to Exhibit 10.2 of Form 10-K for the fiscal year ended June 30, 1997)
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
c)

Employment Agreement dated June 22, 1998 with Danial J. Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998) Employment Agreement dated September 29, 1998 with Kathleen O. Hoogerhuis (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)

	d)	Employment Agreement dated February 8, 1999 with Kurt Schusterman (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 1998)
	e)	Employment Agreement dated October 1, 1999 with Kathleen O. Hoogerhuis (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	f)	Employment Agreement dated January 1, 2000 with Paul Brown (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	g)	Employment Agreement dated January 1, 2000 with Bryan Clark (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	h)	Employment Agreement dated February 8, 2000 with Gary Cosmer (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	i)	Employment Agreement dated January 1, 2000 with Danial Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	j)	Employment Agreement dated April 24, 2000 with Daniel Spalding (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	k)	Employment Agreement dated December 18, 2001 with Kenneth L. Tepper (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2001)
	l)	Employment Agreement dated July 22, 2002 with Thomas W. Mann (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended September 30, 2002)
	m)	Employment Agreement dated July 22, 2002 with Thomas W. Mann (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended September 30, 2002)
10.9	Executive Supplemental Retirement Agreement with Edwin S. Chan dated January 9, 1995 (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended June 30, 1995)
10.10

Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)

10.11	a)	First Amendment to Third Amended and Restated Business Loan Agreement (Incorporated herein by reference to Exhibit 10.11 of Form 10-K for the period ended December 31, 2000)
	b)	Fifth Amendment to Third Amended and Restated Business Loan Agreement
10.12

Second Amended and Restated Business Loan Agreement dated May 30, 2000, between TRM Corporation and Bank of America, N.A (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended June 30, 2000).

10.13

Third Amended and Restated Business Loan Agreement dated July 21, 2000 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2002).

10.14

Second Amendment to Third Amended and Restated Business Loan Agreement dated April 1, 2001 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2002).

10.16

Third Amendment to Third Amended and Restated Business Loan Agreement dated August 9, 2001 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2002).

10.17

Fourth Amendment to Third Amended and Restated Business Loan Agreement dated January 31, 2002 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 of Form 10-Q for the quarter ended June 30, 2002)

10.18

Loan and Servicing Agreement dated March 17, 2000 by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000).

10.19

Third Amendment to Loan and Servicing Agreement dated April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002).

10.20

Fourth Amendment to Loan and Servicing Agreement dated July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002).

10.21	Agreement dated January 12, 2001 between TRM (ATM) Limited and Girobank, Plc. (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended June 30, 2002).
10.22

Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002).

10.23

Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002).

10.24	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002).
10.25	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002).
10.26	Form of Parent Guarantee by and between TRM Corporation and NCR Limited dated July 29, 2002 (incorporated herein by reference to Exhibit 10.16 of Form 10-Q for the quarter ended September 30, 2002).
10.27	Security Assignment by and between TRM (ATM) Limited and NCR Limited dated September 4, 2002 (incorporated herein by reference to Exhibit 10.17 of Form 10-Q for the quarter ended September 30, 2002).
10.28

Notice of Assignment from Summit Asset Management Limited to CitiCapital Ltd. dated September 9, 2002 (incorporated herein by reference to Exhibit 10.18 of Form 10-Q for the quarter ended September 30, 2002)

10.29	Fifth Amendment to Third Amended and Restated Business Loan Agreement dated March 31, 2003 between TRM Corporation and Bank of America, N.A.
16.1	Letter from KPMG LLP regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16 of current Report on Form 8-K filed on September 2, 1999)
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (see Signature page)
99.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350
99.2	Certification of Principal Accounting Officer of TRM Corporation Pursuant to 18 U.S.C. Section 1350

Report of Independent Accountants

To the Board of Directors and Shareholders

of TRM Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 23 present fairly in all material respects the financial position of TRM Corporation and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of depreciating photocopy equipment as of January 1, 2000.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 31, 2003

TRM Corporation

Consolidated Balance Sheets

(In thousands)

	December 31, 2001	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,598	$2,127
Accounts receivable, net	6,432	6,084
Income taxes receivable	269	—
Inventories, net (note 2)	2,243	947
Prepaid expenses and other	1,341	778
Deferred tax asset (note 8)	270	876
Total current assets	12,153	10,812
Equipment, less accumulated depreciation and amortization (notes 3 and 7)	71,273	67,916
Goodwill, less accumulated amortization (note 4)	2,353	—
Intangible assets, less accumulated amortization (note 4)	805	72
Other assets	2,111	1,773
Total assets	$88,695	$80,573

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,057	$2,231
Income taxes payable	—	3
Accrued expenses (note 5)	7,861	7,932
Current portion of litigation settlement	—	1,050
Current portion of long-term debt	936	21
Current portion of obligations under capital leases	41	1,508
Total current liabilities	14,895	12,745

Litigation settlement (note 14)	—	738
Long-term debt (note 6)	20,467	16,709
Obligations under capital leases (note 7)	85	2,579
Deferred tax liability (note 8)	2,295	2,203
Other long-term liabilities	179	128
Preferred dividends payable (note 9)	1,877	3,377
Total liabilities	39,798	38,479

Minority interest	3,565	—

Commitments (note 11)	—	—

Shareholders’ equity (notes 9 and 10):
Preferred stock, no par value.
Authorized 5,000 shares; 1,778 shares issued and outstanding (liquidation preference $20,003)	19,798	19,798
Common stock, no par value.
50,000 shares authorized; 7,060 shares issued and outstanding	19,026	19,026
Additional paid-in capital	13	63
Accumulated other comprehensive income - accumulated foreign currency translation adjustments	(2,957)	(738)
Retained earnings	9,452	3,945
Total shareholders’ equity	45,332	42,094
Total liabilities and shareholders’ equity	$88,695	$80,573

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Operations

Years ended December 31, 2000, 2001 and 2002

(In thousands, except per share data)

	2000	2001	2002

Sales	$76,081	$78,987	$85,243
Less discounts	12,268	12,810	14,691
Net sales	63,813	66,177	70,552
Cost of sales	39,433	39,505	40,501
Gross profit	24,380	26,672	30,051
Selling, general and administrative expense	27,567	27,749	29,788
Asset retirements (note 16)	—	—	2,049
Operating loss	(3,187)	(1,077)	(1,786)
Interest expense	2,143	2,247	1,581
Loss on sale of assets of foreign subsidiary	—	1,550	—
Other expense (income), net	(1)	(872)	1,907
Loss before minority interest	(5,329)	(4,002)	(5,274)
Minority interest in losses of consolidated subsidiary	495	1,190	72
Loss from continuing operations before income taxes and cumulative effect of accounting change	(4,834)	(2,812)	(5,202)
Provision (benefit) for income taxes (note 8)	(2,041)	506	(1,459)
Loss from continuing operations	(2,793)	(3,318)	(3,743)
Loss from discontinued operations	(1,962)	(3,144)	(264)
Loss before cumulative effect of accounting change	(4,755)	(6,462)	(4,007)
Cumulative effect of accounting change (note 3)	856	—	—
Net loss	$(3,899)	$(6,462)	$(4,007)

Basic and diluted per share information:

Loss from continuing operations	$(2,793)	$(3,318)	$(3,743)
Preferred stock dividends	(1,500)	(1,500)	(1,500)
Net loss from continuing operations available to common shareholders	$(4,293)	$(4,818)	$(5,243)

Basic and diluted shares outstanding	7,068	7,062	7,060
Basic and diluted loss per share from continuing operations	$(.60)	$(.68)	$(.74)
Basic and diluted loss per share from discontinued operations	$(.28)	$(.45)	$(.04)

Cumulative effect of accounting change per share — basic and diluted	$.12	$—	$—
Basic and diluted net loss per share	$(.76)	$(1.13)	$(.78)

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statement of Shareholders’ Equity

Years ended December 31, 2000, 2001 and 2002

(in thousands)

	Comprehensive income					Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total

		Preferred		Common
		Shares	Amounts	Shares	Amounts
Balances, December 31, 1999		1,778	$19,798	7,071	$19,095	$—	$(427)	$22,813	$61,279
Comprehensive loss
Net loss	$(3,899)	—	—	—	—	—	—	(3,899)	(3,899)
Other comprehensive loss
Foreign currency translation adjustment	(1,270)	—	—	—	—	—	(1,270)	—	(1,270)
Comprehensive loss	$(5,169)
Repurchase of common stock		—	—	(16)	(98)	—	—	—	(98)
Exercise of stock options		—	—	5	20	—	—	—	20
Issuance of stock to employees		—	—	3	15	—	—	—	15
Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)
Balances, December 31, 2000		1,778	19,798	7,063	19,032	—	(1,697)	17,414	54,547
Comprehensive loss
Net loss	$(6,462)	—	—	—	—	—	—	(6,462)	(6,462)
Other comprehensive loss
Foreign currency translation adjustment	(1,260)	—	—	—	—	—	(1,260)	—	(1,260)
Comprehensive loss	$(7,722)
Repurchase of common stock		—	—	(3)	(6)	—	—	—	(6)
Modification of stock options		—	—	—	—	13	—	—	13
Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)
Balances, December 31, 2001		1,778	19,798	7,060	19,026	13	(2,957)	9,452	45,332
Comprehensive loss
Net loss	$(4,007)	—	—	—	—	—	—	(4,007)	(4,007)
Other comprehensive income
Foreign currency translation adjustment	2,219	—	—	—	—	—	2,219	—	2,219
Comprehensive loss	$(1,788)
Modification of stock options		—	—	—	—	50	—	—	50
Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)
Balances, December 31, 2002		1,778	$19,798	7,060	$19,026	$63	$(738)	$3,945	$42,094

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Cash Flows

Years ended December 31, 2000, 2001 and 2002

(in thousands)

	2000	2001	2002
Operating activities:
Net loss	$(3,899)	$(6,462)	$(4,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	(856)	—	—
Depreciation and amortization	9,393	9,981	9,716
Litigation settlement	—	—	1,788
Minority interest in earnings of consolidated subsidiary	(495)	(1,190)	(72)
Loss on disposal or retirement of equipment and vehicles	244	1,829	2,447
Non-cash stock compensation	—	13	50
Write-off of intangible	152	—	—
Changes in items affecting operations:
Restricted cash	(1,780)	1,780	—
Accounts receivable	(3,091)	2,053	489
Inventories	214	1,307	1,338
Income taxes receivable	277	(168)	269
Prepaid expenses and other	345	1,296	612
Accounts payable	8,199	(5,269)	(4,024)
Income taxes payable	—	—	3
Accrued expenses	3,747	1,273	(246)
Deferred income taxes	(2,613)	255	(468)
Total operating activities	9,837	6,698	7,895
Investing activities:
Proceeds from sale of equipment	2,709	397	1,169
Capital expenditures	(29,180)	(2,403)	(3,247)
Other	(1,688)	(862)	(207)
Proceeds from sale of subsidiary shares	5,000	—	—
Acquisition of software development business	(799)	—	—
Total investing activities	(23,958)	(2,868)	(2,285)
Financing activities:
Borrowings on notes payable	57,318	16,213	20,925
Repayment of notes payable	(52,421)	(24,454)	(25,598)
Principal payments on capital lease obligations	—	(79)	(751)
Other long-term liabilities	228	(50)	—
Repurchase of common stock	(98)	(6)	—
Net proceeds from issuance of common stock	35	—	—
Preferred stock dividends	(1,123)	—	—
Purchase of minority interest	—	—	(60)
Total financing activities	3,939	(8,376)	(5,484)
Effect of exchange rate changes	(581)	132	403
Net increase (decrease) in cash and cash equivalents	(10,763)	(4,414)	529
Beginning cash and cash equivalents	16,775	6,012	1,598
Ending cash and cash equivalents	$6,012	$1,598	$2,127
Acquisition of software development business:
Net assets acquired	$1,049	$—	$—
Stock issued	(250)	—	—
Cash paid	799	—	—
Supplemental disclosure of non-cash transactions:
Disposal of assets under a non-cash sales agreement
Current assets	—	455	31
Non-current assets	—	1,649	3,307
Current liabilities	—	(259)	—
Note receivable received	—	69	—
Ownership in new entity	—	344	—
Negative goodwill recorded	—	—	227
Minority interest eliminated	—	—	3,565
Assets acquired under capital lease obligation	—	204	4,450

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

TRM Corporation (“TRM” or the “Company”) delivers convenience services in retail environments to consumers.  The Company currently provides self-service cash delivery and account balance inquiry, delivered through ATM machines, and photocopy services.

TRM’s convenience services are made available in high traffic retail locations that are convenient to consumers.  As of December 2002 TRM offers its services in over 30,000 retail locations in five countries - the United States, Canada, England, Scotland and Wales.  The Company sold substantially all of the assets of its French operations in October 2001.  TRM provides the equipment, maintenance, supplies and point of sale materials required for each of its installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by TRM’s offerings.

In the first quarter of 2000 the Company formed a subsidiary, iATMglobal.net, to deliver a unique distribution channel to access the Internet initially using its existing ATMs and eventually rolling out the software capability worldwide to other ATMs.  The Company owned 71.2% of iATMglobal.net at December 31, 2000 and 2001.  On February 14, 2002 TRM and NCR Corporation (“NCR”) entered into an agreement to reorganize iATMglobal.net (“iATM”).  Under this reorganization iATMglobal.net redeemed its shares held by the Company in exchange for the stock of Strategic Software Solutions (SSS), a Scotland Company and subsidiary of iATMglobal.net, certain rights to the use of the software being developed by iATMglobal.net and $47,000 of cash.  As a result of the reorganization, the Company no longer has an ownership position in iATMglobal.net.  The results of operations of iATMglobal.net are classified as discontinued operations in the consolidated statement of operations.  NCR has provided substantially all of TRM’s  Automated Teller Machines  (ATMs) and has provided certain maintenance and related services for a portion of the Company’s base of installed ATMs (see Note 12).

Principles of Consolidation

The consolidated financial statements include the accounts of TRM and its wholly owned subsidiaries.  The Company’s subsidiaries at December 31, 2002 included TRM Copy Centers (USA) Corporation, TRM Copy Centres (Canada) Ltd., TRM Copy Centres (U.K.) Limited, TRM ATM (U.K.) Limited, TRM ATM Corporation, FPC France Ltd., S-3 Corporation and Strategic Software Solutions Limited. iATMglobal.net became a 71.2% owned subsidiary of the Company in 2000 and the Company’s share of iATMglobal.net is included in the consolidated financial statements through the date of its disposition.

As of October 1, 2001, the Company sold substantially all the assets of its French operations to a newly formed French corporation for $69,000 cash, a 19% ownership in the new company and a future royalty stream.  Therefore, the operating results of the French operations are included in the consolidated financial statements through September 30, 2001.  The investment in the new French corporation, FPC France SAS, is being recognized on a cost basis of $341,000 at December 31, 2002 and is presented in the caption “Other assets” on the balance sheet.  Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the company’s Board of Directors) are accounted for using the cost method.

All significant intercompany transactions and accounts are eliminated.  Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are taken directly to a separate component of shareholders’ equity.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair market value because of the short maturity for these instruments.  Fair value approximates carrying value of the Company’s borrowings under its long-term debt and capital lease arrangements based upon interest rates available for the same or similar loans.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.  The Company’s reported cash balance held in its ATM network was $6,000 as of December 31, 2002 and 2001.

Until March 2000, the Company financed its ATM cash needs through its line of credit with a bank.  In March 2000, the Company obtained a new source for Vault Cash inventory for its ATM network by establishing a $30 million financing facility to access commercial paper markets to provide Vault Cash.  As a result of this agreement, the Company reduced the outstanding balance on its bank line of credit and obtained new funds from the trust that was formed as noted below.

On March 14, 2000, a Deposit Trust Agreement ("Agreement") was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation ("Servicer") as Administrator.  By virtue of the Agreement, TRM Inventory Funding Trust (the "Trust") was created. Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  Any risk with regard to the Trust or the ability of the Trust to repay the Certificates resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $9,000) and with Autobahn Funding Company LLC (equity investor in the amount of $891,000) in the Trust, rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Both GSS Holdings and Autobahn Funding Company LLC are parties related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and are independent of the Servicer and the Company.  The purpose of the Trust is to provide cash to be placed in the Company's ATM machines ("Vault Cash"), through accessing commercial paper markets.   Undivided interests in the Trust ("Certificates") are sold to individuals and entities, and the liability of repaying or redeeming the Certificates resides with the Trust.  The Trust has the ability to sell the Certificates, borrow and repay funds and make other payments under the Loan and Servicing Agreement, and to engage the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.

When the Vault Cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs.  The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Certificateholders.  At no time do the Certificateholders have recourse against the Servicer under the Loan and Servicing Agreement.  The Company maintains letters of credit totaling $1.2 million at December 31, 2002 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe during delivery to ATM machines, and the Company maintains insurance on behalf of the Trust to ensure the cash is safe during its time in ATM machines.  The Company pays the Trust fees, totaling $1,027,000 in 2002, $1,106,000 in 2001 and $1,514,000 in 2000 for use of the cash while it is in transit and in ATM machines.  The commercial paper facility matures in 2007.

Revenue Recognition and Accounts Receivable

A portion of each copy sale and each ATM revenue generating transaction, primarily a balance inquiry or a withdrawal, is retained by the retail business, generally depending on transaction volume.  The Company invoices each photocopy retailer via monthly billings based on usage at the program price less the applicable discount (the amount retained by the retailer).  The Company receives daily ATM transactions electronically from its ATM network processor.  Additionally, ATM transaction revenue and Vault Cash is settled daily by the ATM network processor and funds are deposited daily into the Company's bank account.  On a monthly basis, the ATM transaction data is used to calculate the retailer's applicable discount, which is generally dependent upon transaction volumes, and the Company remits the discount directly to the retailer's bank account through electronic funds transfer. ATM revenue is recognized by the Company based on the actual monthly transactions  reported by the ATM processing network.  Total sales activity and discount amounts are recorded separately in the accounting records and in the consolidated statements of operations to arrive at net sales.  Revenue from software development conducted for others is recognized as work is performed.

Accounts receivable are shown net of allowance for doubtful accounts of $203,000 and $171,000 at December 31, 2002 and 2001, respectively.

Inventories

Inventories are stated at the lower of FIFO cost or market.

Long-Lived Assets

The Company accounts for long-lived assets, primarily equipment and amortizable intangible assets, in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires the Company to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the fair value of the asset.

Equipment and Vehicles

In the fourth quarter of 2000, the Company changed its accounting policy and adopted the units-of-production method of depreciating its Konica model 2223 and 2230 photocopy machines.  In the year of adoption, the Company had planned to replace its entire non-Konica photocopy asset base with the newer models 2223 and 2230 machines over the next two years, due to the improved technological nature of the new Konicas, which the Company anticipated would result in a longer useful life and reduced maintenance costs.  The Company was provided with manufacturer’s specifications, which stated that the Konica 2223 and 2230 model machines had the capability of producing 1 million copies over the life of the machine resulting in a longer useful life.  Due to the age and significant technological differences of the non-Konica machines to be replaced, the Company was unable to determine the copies per unit that could be produced over the life of the aging machines and determined that the non-Konica machines were substantially nearing the end of their useful lives. As such, it was determined that units-of-production for the non-Konica machines did not provide a more meaningful method of matching revenues and expenses.  Additionally, plans to upgrade all of the Company’s non-Konica machines were subsequently delayed and reduced due to constrained access to necessary capital.

The Company believes the units-of-production method provides better matching of revenues and expenses because revenue is based on copy volume for photocopiers, which varies by machine depending upon market conditions, customer location and time of year.  Under this new method, photocopy equipment is stated at cost, including the related costs to prepare and install such equipment at customer locations, less accumulated depreciation, and is depreciated beginning in the first month the equipment produces revenue generating transactions.  A minimum depreciation charge of 2.5% of the photocopier cost will be taken annually.  The estimated useful life is 500,000 copy transactions per photocopy machine with no provision for salvage value.

Equipment and vehicles are recorded at cost plus amounts required to place equipment in service.  Depreciation begins when the asset is placed in service.  ATMs, furniture and fixtures, computer equipment, and vehicles are generally depreciated using the straight-line method over the estimated remaining useful lives of the related assets.  Photocopy centers utilizing Konica models 2230 and 2223 are depreciated using the units-of-production method (see discussion in Note 3).  Photocopy centers utilizing non-Konica models are depreciated using the straight-line method over the estimated remaining useful life.  Estimated useful lives are as follows:

Konica analog photocopiers	500,000 photocopies per machine
Non-Konica analog photocopiers	10 years
Toshiba digital photocopiers	5 years
ATMs	10 years
Oracle ERP system	7 years
Computer equipment	5 years
Furniture and fixtures	5-7 years
Vehicles	5 years

Intangible Assets

As of December 31, 2002, the Company has indefinite-lived intangible assets amounting to $72,000.  In accordance with FAS 142, Goodwill and Other Intangible Assets, these intangibles are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount and an impairment loss is recognized for the difference between the carrying value of the asset and its fair value.

Management reviews intangible assets that are being amortized each reporting period, primarily trademarks, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset shall be amortized prospectively over that revised remaining useful life.

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

Stock-Based Compensation

The Company applies APB No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for stock-based compensation plans which are more fully described in Note 10.  Accordingly, no compensation expense has been recognized for the Company’s stock-based compensation plans, except for $50,000 in 2002 and $13,000 in 2001 for the extension of the exercise period for certain executive management that had a change of employee status.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data).

	2000	2001	2002

Net loss, as reported	$(3,899)	$(6,462)	$(4,007)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(527)	(528)	462
Pro forma net loss	$(4,426)	$(6,990)	$(3,545)

Loss per share-basic and diluted:
As reported	$(0.76)	$(1.13)	$(.78)
Pro forma	$(0.84)	$(1.20)	$(.71)

Statements of Cash Flows Supplemental Information

Income taxes paid were approximately $149,000, $474,000, and $1,203,000 for fiscal years December 31, 2002, 2001, and 2000,  respectively.   Interest paid does not materially differ from interest expense.

Net Income (Loss) Per Share

The Company follows the provisions of SFAS 128, “Earnings Per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if convertible preferred shares outstanding at the beginning of each year were converted at those dates with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The effect of preferred shares, options and warrants for 2000, 2001 and 2002  was not included in the computation of  diluted earnings per share as the impact would be antidilutive.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to customer bad debts, inventories, equipment, investments, intangible assets, income taxes, financing operations, and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, and require that goodwill and indefinite-lived intangibles assets be tested annually for impairment.  The Company adopted the provisions of SFAS nos. 141 and 142 in the first quarter of 2002 (see Note 4).

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143).  SFAS 143 is effective for the fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FASB Statement No. 143 requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The impact of this pronouncement on the Company’s results of operations, financial position or cash flows is not expected to be material.

In October 2001, the FASB issued SFAS 144, “Accounting for the Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”.  SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale, but provides additional definition and measurement criteria for determining when an impairment has occurred.  Goodwill and financial instruments are excluded from the scope of SFAS 144, however amortizable intangible assets fall within its scope.  The adoption of this statement in the first quarter of 2002 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections.”  Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishments only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS 145 provisions regarding early extinguishments of debt are generally effective for fiscal years beginning after May 1, 2002.  The Company does not expect that the adoption of this statement will have a material impact on its results of operation, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force (EITF) Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002.  In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying activities that are initiated or modified after December 31, 2002.  The Company will apply the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  This Statement amends FAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  FAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002.  The Company has elected to continue the use of the intrinsic value method for the fiscal year ended December 31, 2002 but has adopted the prominent disclosure provisions.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation by business enterprises of variable interest entities.  Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity.  The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company is currently assessing the impact the adoption of this interpretation will have on its results of operations, financial position and cash flows.

Financial Statements Reclassification

Certain financial statement reclassifications have been made to prior year amounts to conform to the current year presentation.  These changes had no impact on shareholders’ equity or previously reported net losses.

2.                                      Inventories (in thousands)

	December 31, 2001	December 31, 2002
Paper	$282	$5
Toner and developer	159	8
Parts	1,802	934
	$2,243	$947

3.                                      Equipment, and Change in Accounting Method

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

Implementation of the new accounting method decreased 2000 depreciation expense by $2.4 million and increased net income by $1.4 million after tax and basic and diluted earnings per share by $0.20.

Equipment (in thousands)

	December 31, 2001	December 31, 2002
Konica analog photocopiers	$47,626	$48,262
Non-Konica analog photocopiers	21,820	14,356
Toshiba digital photocopiers	—	3,096
ATMs	21,635	26,143
Furniture and fixtures	2,543	2,242
Computer equipment	6,181	6,524
Vehicles	589	274
	100,394	100,897
Accumulated depreciation and amortization	(29,121)	(32,981)
	$71,273	$67,916

Depreciation and amortization of equipment for the years ended December 31, 2002, 2001 and 2000  were $9,185,000, $9,128,000, and $8,817,000, respectively.

4.                                      Intangible Assets

The Company adopted the provisions of SFAS Nos. 141 and 142 in the first quarter of 2002.  As a result of the disposal of the Company’s interest in iATMglobal.net in February 2002, the goodwill and indefinite-lived intangibles recognized as of December 31, 2001 were eliminated from the Company’s consolidated financial statements, and the Company will no longer record related annual amortization of $280,000.  The Company evaluated the useful lives of its existing other “intangible assets” which consisted primarily of customer contracts and trademarks which had been classified as “other assets” at December 31, 2001.  Upon the adoption of SFAS No. 141 customer contracts continued to be classified as “other assets” while trademarks were reclassified to “intangible assets.”

Goodwill and other intangible assets not subject to amortization are as follows (in thousands).

	December 31, 2001			December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill	$2,809	$(456)	$2,353	$—	$—	$—
Other intangible assets:
Trademarks	$92	$(20)	$72	$92	$(20)	$72
Capitalized Software	733	—	733	—	—	—
	$825	$(20)	$805	$92	$(20)	$72

Intangible asset amortization expense (in thousands):

	2000	2001	2002
Goodwill	$160	$280	$—
Trademarks	6	7	—

The following table presents the impact on net loss and net loss per share had the non-amortization provision of SFAS No. 142 been in effect for the years ended December 31, 2000 and 2001 (in thousands, except per share data).

	2000	2001
Net loss as reported	$(3,899)	$(6,462)
Add back amortization:
Goodwill	160	280
Trademarks	6	7
Net loss as adjusted	$(3,733)	$(6,175)

Basic and diluted net loss per share as reported	$(.76)	$(1.13)
Effect of amortization of goodwill and trademarks	.02	.04
Basic and diluted net loss per share as adjusted	$(.74)	$(1.09)

5.                                      Accrued Expenses (in thousands)

	December 31, 2001	December 31, 2002
Accrued payroll expenses	$3,423	$2,402
Customer security deposits	128	128
ATM maintenance and other expenses	3,716	3,706
Other accrued expenses	594	1,696
	$7,861	$7,932

6.                                      Long-Term Debt (in thousands)

	December 31, 2001	December 31, 2002
Bank revolving loan	$21,307	$16,644
Other long-term debt	96	86
	21,403	16,730
Less current portion of long-term debt	(936)	(21)
	$20,467	$16,709

The Company had a Loan Agreement outstanding with Bank of America N.A. at December 31, 2000 to provide for a line of credit commitment equal to $30 million.  The agreement has been amended during 2001, 2002 and 2003, most recently in March 2003.  As of January 2002, the loan facility was subject to quarterly reductions in availability; at December 31, 2002, availability on the loan facility was $21.1 million.  Under the amended agreement, executed March 31, 2003, availability will be reduced to $19 million, and quarterly reductions will continue, in the amount of $750,000 per quarter, until June 30, 2004, when the remaining balance is due.

The interest rate on the amended loan agreement is based upon the bank’s prime rate plus a margin of 0.5% or less, depending on whether the Company has complied with all financial covenants.  The interest rate applicable to the bank borrowings as of December 31, 2002 was 6.25%.  The loan is collateralized by a first lien on substantially all of the Company’s U.S. based photocopiers and ATM assets as well as a pledge of the stock of the Company’s foreign subsidiaries.  The amended agreement contains covenants that require the Company to maintain certain financial ratios related to debt coverage and funded debt to earnings before interest, taxes, depreciation and amortization and contains certain cross-default provisions.  The Company did not maintain the required debt coverage ratio as of December 31, 2002, but obtained a waiver of this loan covenant violation.

On March 14, 2000, a Deposit Trust Agreement ("Agreement") was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation ("Servicer") as Administrator.  By virtue of the Agreement, TRM Inventory Funding Trust (the "Trust") was created. Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  Any risk with regard to the Trust or the ability of the Trust to repay the Certificates resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $9,000) and with Autobahn Funding Company LLC (equity investor in the amount of $891,000) in the Trust, rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Both GSS Holdings and Autobahn Funding Company LLC are parties related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and are independent of the Servicer and the Company.  The purpose of the Trust is to provide cash to be placed in the Company's ATM machines ("Vault Cash"), through accessing commercial paper markets.   Undivided interests in the Trust ("Certificates") are sold to individuals and entities, and the liability of repaying or redeeming the Certificates resides with the Trust.  The Trust has the ability to sell the Certificates, borrow and repay funds and make other payments under the Loan and Servicing Agreement, and to engage the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.

When the Vault Cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs.  The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Certificateholders.  At no time do the Certificateholders have recourse against the Servicer under the Loan and Servicing Agreement.  The Company maintains letters of credit totaling $1.2 million at December 31, 2002 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe during delivery to ATM machines, and the Company maintains insurance on behalf of the Trust to ensure the cash is safe during its time in ATM machines.  The Company pays the Trust fees, totalling $1,027,000 in 2002, $1,106,000 in 2001 and $1,514,000 in 2000 for use of the cash while it is in transit and in ATM machines.  The commercial paper facility matures in 2007.

The Company’s United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank.  The Company insures against risk of loss while the cash is in or being distributed to its ATM network.  During 2002, the Company has accessed amounts ranging from £12.4 million ($19.9 million) to £25.6 million ($41.0 million) and paid a total of £1.0 million ($1.4 million) for use of the cash.

The Company’s subsidiary, S-3, has outstanding obligations to the principal bank of its Scotland based company, SSS, with a U.S. dollar equivalent of $86,000 at December 31, 2002.  The debt bears interest at 7.7%, and is secured by certain assets of SSS.

The aggregate maturities of long-term debt taking into account the March 2003 amendment of the bank loan agreement are: 2003 - $21,000; 2004 - $16,665,000; 2005 - $22,000; and 2006 - $22,000.

7.                                      Capital Leases

The Company leases a portion of its furniture and equipment pursuant to capital leases that expire over the next four years.  Property leased under capital leases, which is included in equipment and vehicles on the accompanying balance sheet, is as follows (in thousands).

	December 31,
	2001	2002
Toshiba photocopiers	$—	$3,087
ATMs	—	887
Computer equipment	—	405
Furniture and fixtures	200	271
	200	4,650
Less accumulated amortization	(23)	(255)
	$177	$4,395

Future minimum lease payments under capital leases as of December 31, 2002 are as follows (in thousands).

2003	$1,644
2004	1,576
2005	1,245
2006	63
Total minimum lease payments	4,528
Less amount representing interest	(441)
Present value of net minimum lease payments	$4,087

8.                                      Income Taxes

Income (loss) from continuing operations before income taxes is as follows (in thousands).

	December 31,
	2000	2001	2002

United States	$(2,710)	$(2,404)	$1,550
Foreign	(2,124)	(408)	(6,752)
	$(4,834)	$(2,812)	$(5,202)

The components of income tax expense (benefit) are as follows (in thousands).

	2000	2001	2002

Current:
Federal	$—	$—	$(670)
State	70	104	40
Foreign	13	—	(130)

Deferred:
Federal	(524)	548	1,662
State	(92)	(239)	(2,054)
Foreign	(1,508)	93	(307)
	$(2,041)	$506	$(1,459)

Deferred tax assets (liabilities) are comprised of the following components (in thousands).

	December 31, 2001	December 31, 2002
Current:
Accrued liabilities	$239	$699
Litigation settlement	—	420
Accounts receivable allowance	31	(243)
	$270	$876

Noncurrent:
Deferred compensation	$454	478
Litigation settlement	—	271
Net operating losses	8,944	7,601
Valuation allowance	(2,084)	(579)
Tax depreciation in excess of book depreciation	(9,609)	(9,974)
	$(2,295)	$(2,203)

The deferred tax asset valuation allowance at December 31, 2001 is related to the deferred tax assets of iATMglobal.net ($1,760,000) and the Company’s Canadian operation ($324,000), which has generated a net operating loss primarily due to intercompany interest charges and management fee allocations.  The valuation allowance at December 31, 2002 is related to the deferred tax assets of the Company’s Canadian subsidiary.

The effective tax rate for losses from continuing operations differs from the federal statutory tax rate as follows:

	2000	2001	2002

Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.7)	2.3	(4.8)
Tax on foreign earnings	.1	34.7	5.0
Nondeductible Expenses	(1.3)	3.0	.4
Deferred tax asset valuation allowance	—	11.5	4.6
Other	(.3)	.5	.8
	(42.2)%	18.0%	(28.0)%

The low effective tax rate for 2001 as compared to 2000 and 2002 is due to the valuation allowance in 2001 related to subsidiary company net operating losses and to the write-off of net operating losses in 2001 as a result of amended tax returns for foreign source income for which credits will not be obtained.  The effective tax rate for 2001 would have been a 26.6% benefit exclusive of these two items.

No income tax benefit or expense is attributable to discontinued operations.

The Company has net operating loss carryforwards available to offset future taxable income for United States federal income tax purposes expiring as follows:  2018 - $828,000; 2020 - $1,867,000; 2021 - $7,475,000; and 2022 - $228,000.  The Company’s foreign subsidiaries have net operating loss carryforwards, that do not expire, available to offset future taxable income of $5,531,000 in the United Kingdom and $2,216,000 in Canada.

9.                                      Shareholders’ Equity

Preferred Stock

On June 24, 1998 the Company issued and sold 1,777,778 Series A Preferred Shares and Warrants to purchase 500,000 shares of Common Stock for net proceeds of approximately $19.8 million.  Each share of preferred stock has one vote, and votes together with the common stock as a single class on all matters.  Each share is convertible at any time at the option of the holder into .7499997 of a share of common stock.  In addition, each share of preferred stock is automatically converted into .7499997 shares of common stock if the price of common stock is at least $20.00 for a period of 90 consecutive days commencing after June 30, 1999.  The conversion ratio and exercise prices are adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization.  Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in March, June, September and December of each year, commencing June 1998, at the rate of 7-1/2% per annum.  In the event of any liquidation, dissolution or winding up of the affairs of the Company, each holder of Series A Preferred Shares shall be paid the aggregate Liquidation Value, $11.25 per share, plus all accumulated and unpaid dividends to the date of liquidation, dissolution or winding up of affairs before any payment to holders of Junior Securities.  Preferred dividends totaling $1.1 million were paid during 2000. No preferred dividends were paid in 2001 or 2002. Preferred dividends of $3,377,000 ($1.90 per Series A Preferred Share) are accrued as of December 31, 2002.

The Company’s amended loan agreement prohibits the payment of preferred dividends except dividends payable in the form of additional preferred shares of the Company’s stock.  The Company does not anticipate the payment of preferred dividends in the form of additional shares of preferred stock.

Repurchase of Common Stock

In 1997 the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock.  Since 1997, 79,000 shares have been repurchased.  Shares repurchased in 2000 — 2002 pursuant to this authorization have been as follows (in thousands, except per share amounts).

	Shares	Repurchase price	Price per share
2000	16	$98	$5.00 - $6.63
2001	3	$6	$1.92
2002	—	$—	$—

Issuance of Common Stock

During 2000, 3,062 shares of common stock with an aggregate market value of $15,000 were issued pursuant to the Employee Stock Purchase Plan. No shares of common stock were issued in 2002 or 2001 pursuant to the Employee Stock Purchase Plan.

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

Common Stock Options

The Company reserved 1,300,000 shares of common stock for issuance under an incentive and nonqualified stock option plan established in 1986 (the “1986 Plan”).  In October 1996, the 1996 Stock Option Plan (the “1996 Plan”) was approved by shareholders of the Company, which provided for the granting of a maximum of 700,000 options to purchase common shares to key employees of the Company.  In June 1998, the shareholders of the Company approved a proposal to increase the maximum options in the 1996 Plan from 700,000 to 1,200,000, and in May of 1999, the shareholders of the Company approved a proposal to further increase the maximum options in the 1996 Plan from 1,200,000 to 1,700,000, thus bringing the total shares of common stock eligible for issuance under all stock option plans to 3,000,000.  Under both plans (the “Plans”), incentive stock options are granted at no less than 100% of the fair market value per share of the common stock.  On October 26, 2001 the Company reserved 100,000 of its authorized common shares for issuance under a nonqualified stock option plan effective May 28, 2001 (the 2001 Nonqualified Stock Option Plan).  Nonqualified stock options under the 1986 Plan and the 2001 Nonqualified Stock Option Plan were granted at prices determined by the Board of Directors, while grants under the 1996 Plan are granted at no less than 100% of fair market value.  The options are exercisable over a period of ten years from the date of grant.  The options vest over various schedules ranging up to five years.

A summary of stock option activity follows:

	Shares Under Option	Price Range			Weighted Average Exercise Price
Balance, December 31, 1999	2,094,100	$2.00	-	$10.375	$7.14
Options granted	100,000	$5.00	-	$7.875	$5.48
Options exercised	(5,000)	$4.00	-	$4.00	$4.00
Options canceled	(43,200)	$4.50	-	$9. 75	$7.22
Balance, December 31, 2000	2,145,900	$2.00	-	$10.375	$7.07
Options granted	295,000	$1.25		$5.50	$1.50
Options exercised	—	$—		$—	$—
Options canceled	(643,751)	$1.60		$10.00	$5.55
Balance, December 31, 2001	1,797,149	$1.25	-	$10.375	$6.70
Options granted	122,500	$1.15	-	$1.29	$1.22
Options exercised	—	$—	-	$—	$—
Options canceled	(443,399)	$1.15	-	$10.00	$4.87
Balance, December 31, 2002	1,476,250	$1.15	-	$10.375	$6.24

Options exercisable at year end:

	Options exercisable	Weighted average exercise price
December 31, 2000	1,396,769	$7.24
December 31, 2001	1,130,148	$7.54
December 31, 2002	1,192,124	$6.46

A summary of stock options outstanding follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$ 1.150 to $4.538	692,000	6.8	$3.27	468,674	$3.49
$ 4.539 to $9.075	369,250	5.3	$7.54	438,450	$7.54
$ 9.076 to $10.375	415,000	4.1	$10.04	285,000	$10.04
$ 1.150 to $10.375	1,476,250	5.7	$6.24	1,192,124	$6.46

For purposes of the pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method.  The weighted average fair value of options granted for the fiscal years ended December 31, 2000, 2001 and 2002 as calculated by the Black-Scholes model, and the assumptions used are shown in the following table.

	2000	2001	2002
Weighted average fair value of options:	$4.56	$1.22	$.83
Dividend yield:	—	—	—
Expected volatility:	104.89%	100.59%	140.91%
Risk-free interest rate:	5.66%	4.27%	2.81%
Expected life:	6 years	5.8 years	5 years

10.                               Benefit Plans

Profit Sharing Retirement Plan

On January 1, 1990, the Company established a profit sharing retirement plan for eligible U.S. employees.  The Plan has profit sharing and 401(k) components.  The Company’s contribution under the profit sharing portion of the Plan is discretionary.  Under the 401(k) part of the Plan, each employee may contribute, on a pre-tax basis, up to 20% of the employee’s gross earnings, subject to certain limitations.

The Company also has supplemental retirement plans in Canada and the United Kingdom.  The Company established a Retirement Savings Plan for its eligible Canadian employees in January 1999. The plan has profit sharing and defined contribution components. The Company’s contribution under the profit sharing portion of the plan is discretionary.  Under the defined contribution portion of the plan, each employee may contribute, on a pre-tax basis, up to 6% of the employees’ gross earnings, subject to certain limitations.  The Company established a pension scheme for its eligible UK employees in October 1996.  In October 2001, the plan was revised in accordance with the Stakeholder’s Pension Scheme Regulations as governed by the United Kingdom.  The plan has profit sharing and defined contribution components. The Company’s contribution under the  profit sharing portion of the plan is discretionary.  Under the defined contribution portion of the plan there is a maximum employee contribution restriction based on the age and salary of the employee as defined by UK legislation.

No amounts were accrued or paid for profit sharing for the fiscal years ended December 31, 2002, 2001 and 2000.  The Company paid matching contributions of  $334,000, $278,000 and $267,000 to its defined contribution plans for the years ended December 31, 2002,  2001 and 2000,  respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan permits each eligible employee to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee’s compensation.  The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period.  Amounts accumulated through payroll deductions during the offering period are used to purchase shares on the last day of the offering period.  All of the 100,000 shares authorized to be issued under the Plan, have been purchased, and no shares remain available for purchase as of December 31, 2002.

11.                               Commitments

The Company leases vehicles, ATMs, and office and warehouse space in several locations under operating leases.  Minimum lease payments for operating leases are as follows (in thousands).

	2003	2004	2005	2006	2007	Thereafter	Total
Office and warehouse leases	$1,479	$1,218	$982	$872	$548	$1,110	$6,209
Auto leases	1,048	977	435	77	16	—	2,553
ATM leases	495	495	289	—	—	—	1,279
Total	$3,022	$2,690	$1,706	$949	$564	$1,110	$10,041

Rental expense for 2000, 2001 and 2002 was, $1,826,000, $1,734,000 and $3,851,000, respectively.

The Company signed an agreement with Konica in 2000 to purchase 10,000 additional photocopiers in 2000.  This agreement has been amended to 4,555 photocopiers, 3,705 of which have been purchased through 2002.  The Company expects to purchase the remaining 850 photocopiers from Konica during 2003 at a cost of approximately $934,000.

During 2000, the Company completed a sale-leaseback on 250 of its ATMs producing total proceeds of $2.1 million and $228,000 in deferred gains.  The resulting gain is being amortized over the five-year term of the lease.  The lease is accounted for as an operating lease.

12.                               Discontinued Operations and Related Party Transactions

In the first quarter of 2000, the Company formed a subsidiary, iATMglobal.net (“iATM”), to deliver a unique distribution channel to access the internet using its existing ATMs initially and eventually rolling out the software capability worldwide to other ATMs.   The Company’s investment in iATM was $5.0 million.

In the second quarter of 2000, iATM acquired Strategic Software Solutions Limited, a leading developer of custom Internet solutions for Automated Teller Machines (ATMs) for $2.7 million, most of which was recorded as goodwill.  The accounting for this acquisition was treated as a business purchase combination.  Strategic Software Solutions develops custom Internet and software solutions for ATMs manufactured by NCR Corporation.  Strategic Software Solutions and NCR jointly market @tmLink, the only Internet-based ATM uploading and notification product for NCR-built ATMs.

In the third quarter of 2000, NCR, the largest global supplier of Automated Teller Machines (ATMs), made a strategic equity investment in iATM.  NCR invested $5 million in exchange for 24% ownership interest in iATM and has agreed to enable iATM’s software on NCR ATMs.

Substantially all $838,000 and $1.1 million of the revenue and $279,000 and $380,000 in related receivables recorded by iATM in fiscal years 2000 and 2001, respectively, resulted from internet and software development performed by Strategic Software Solutions for NCR.

Since the inception of the ATM business in 1999, TRM Corporation has purchased substantially all of its ATMs from NCR.  In addition, NCR provides related maintenance and services for a portion of the Company’s base of installed ATMs.  The Company purchased equipment from NCR in the amount of $2.7 million and parts and services in the amount of $5.0 million in 2002.  The Company purchased equipment, parts and services from NCR in the amount of $6.5 million and $17.0 million in 2001 and 2000, respectively.  The Company had $1.4 million and $1.3 million in accounts payable owing to NCR at December 31, 2002 and 2001, respectively.

NCR’s 24% ownership of iATM was calculated on a fully diluted basis as if NCR’s preferred shares converted based upon the standard set forth in the Amended and Restated Certificate of Incorporation of iATM.  NCR’s interest in iATM has been accounted for as minority interest. In February 2002, TRM Corporation purchased all remaining issued and outstanding common shares of iATM from minority owners (other than NCR) for $69,000 cash and then contributed all its iATM common stock to a newly formed corporation, S-3 Corporation.   iATM then repurchased all of its issued and outstanding common shares from S-3 Corporation in consideration for which iATM  transferred all of the shares of Strategic Software Solutions (“SSS”), a subsidiary of iATM, plus the remaining $48,000 cash of iATM after reserves for agreed upon liabilities.  S-3 Corporation, a wholly-owned subsidiary of TRM Corporation retains ownership of SSS, and certain license agreements to develop and deploy RAAP (Remote Access Application Protocol) Software in the United Kingdom exclusively for two years.  In addition, S-3 received contracts from NCR.  NCR became 100% owner of iATM when it exercised its right to convert its Series A Preferred Shares of iATM into common stock, making it the sole shareholder of iATM.  Thus, as iATM had previously repurchased all its outstanding stock from S-3, NCR is now the 100% owner of iATM and SSS is 100% owned by TRM’s subsidiary S-3.

The capital structure of iATM prior to the reorganization was as follows; TRM ownership: 11,866,815 common shares; Alexander John Haddow: 400,005 common shares; Alexander Ogilvie: 400,005 common shares; NCR Corporation: 4 million Series A Preferred Shares (which preferred shares were granted one vote for each share of common stock into which each share could then be converted).  The Series A Preferred Shares, voting separately as a class, were granted the right to elect two members of the Board of Directors.  Mr. Haddow’s and Mr. Ogilvie’s shares were purchased by TRM as part of the reorganization in February 2002.

The Company purchased the shares of Strategic Software Solutions Limited, located in Scotland, from two individuals who were unrelated to the Company and NCR.  Each individual owned 50% of the shares of Strategic Software Solutions Limited at the time of sale. iATM bought SSS to continue to develop RAAP (Remote Access Application Protocol) software and market additional products and services other than cash through this software and its ATM machines worldwide.  In the third quarter of 2000, NCR, the largest global supplier of ATMs, made a strategic $5 million investment in Series A preferred stock of iATM.  The preferred shares contained a conversion provision that, on a fully converted, fully diluted basis, accounted for a 24% interest in iATM.  After two years, iATM had used substantially all of its cash, and the Company was no longer interested in investing more money in iATM.  However, the Company was interested in retaining SSS, now a software consulting business primarily providing services to NCR.  NCR was interested in continuing the research and development and marketing efforts of the RAAP technology.  The Company had a remaining investment of $470,000, which was distributed to it in the reorganization in the form of cash, receivables, inventories, and equipment.  NCR retained the primary RAAP technology originally acquired by iATM from SSS, the patent, and the subsequent development efforts.  The Company through its new wholly owned subsidiary, S-3 Corporation, received the consulting business, including a $1.2 million development contract from NCR for continued RAAP development through the first quarter of 2003 and certain license agreements to develop and deploy RAAP software in the United Kingdom exclusively for two years.  S-3 will pay NCR 8% of its net revenues from RAAP transactions for seven years and 6% of gross revenues in the event it licenses its software to any third party.  The net assets after payment of liabilities of iATM at the time of distribution to its two owners were as follows:

	iATM Balance Sheet Before Distribution	NCR Received	TRM (S-3) Received

Cash	$47,785	$—	$47,785
Prepaids	31,271	31,271	—
Accounts receivable	380,389	—	380,389
Inventories	29,067	—	29,067
Equipment	472,273	230,910	241,363
Goodwill and other assets	3,076,063	3,076,063	—
Total assets	$4,036,848	$3,338,244	$698,604

Common stock	$5,250,000	$—
Preferred stock	5,000,000	5,000,000
Accumulated deficit	(6,213,152)	(1,661,756)
Total equity	$4,036,848	$3,338,244

After its share of losses, the Company had a remaining balance of $472,000 of its original $5 million investment.  The Company received $699,000 from the reorganization of iATM and classified the additional $227,000 as negative goodwill, which it offset against equipment distributed from iATM.

In the third quarter of 2000, iATM deposited $3.5 million in a cash money market account with TheBancorp.com an internet banking and financial services organization.  The account was completely liquid and available for use by the software development business.  Daniel Cohen was the Chairman of the Board of Directors of both iATM and TheBancorp.com.  In addition, Mr. Cohen served as the Chairman of the Executive Committee of TRM Corporation. In connection with the sale of iATM described above, iATM used substantially all of the cash in payment of liabilities and operating expenses.  Included in these amounts was $200,000 in severance payments to Mr. Cohen, which was accrued as of December 31, 2001.

In October 2001, the Company sold substantially all of the assets of its French operation including approximately 1,500 self-service photocopiers to a newly formed French corporation, 81% owned by that operation’s former management team.  Consideration for the sale included $69,000 cash, a 19% ownership interest in the new corporation and a 5% royalty on the newly formed corporation’s revenue for a period of 7 years beginning in July 2002. Historically, the French operation had negatively affected the earnings of the Company and the Company adopted a strategy of focusing on its more profitable units to maximize cash flow.  Royalty income is not subject to a minimum or guaranteed amount. Royalties, if received, will be used to reduce the carrying amount of the Company’s investment in the newly formed corporation that is valued at $341,000 at December 31, 2002. The Company's interest in the newly formed corporation is accounted for under the cost method.  The sale resulted in a $1,550,000 loss on disposal of these assets.

13.                               Segment Reporting

The Company is organized into three reportable segments:  Photocopy, ATM, and software development.  Photocopy owns and maintains self-service photocopiers in retail establishments.  ATM owns and operates ATM machines in retail establishments.  The software development business develops software to deliver products and services through ATMs.

The accounting policies of the segments are substantially the same as those described in Note 1.  The Company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding non-recurring charges.  Information regarding the operations of these reportable segments is as follows:

	Photocopy	ATM	Software Development	Total
2000:
Sales	$64,860	$10,383	$838	$76,081
Less discounts	11,707	561	—	12,268
Net sales	53,153	9,822	838	63,813
Cost of sales	29,367	9,552	514	39,433
Gross profit	23,786	270	324	24,380
Income (loss) before interest, taxes, minority interest, and cumulative effect of accounting change	5,464	(8,571)	(2,002)	(5,109)
Depreciation and amortization	7,831	1,344	218	9,393
Capital expenditures	11,634	17,351	195	29,180

2001:
Sales	$59,002	$18,848	$1,137	$78,987
Less discounts	10,597	2,213	—	12,810
Net sales	48,405	16,635	1,137	66,177
Cost of sales	26,509	12,525	471	39,505
Gross profit	21,896	4,110	666	26,672
Income (loss) before interest, taxes, minority interest, and cumulative effect of accounting change	3,572	(4,374)	(4,057)	(4,859)
Depreciation and amortization	6,872	2,698	411	9,981
Capital expenditures	659	1,379	365	2,403
As of December 31, 2001:
Total assets	59,197	24,606	4,892	88,695
Goodwill	—	—	2,353	2,353

2002:
Sales	$54,798	$27,817	$2,628	$85,243
Less discounts	9,989	4,702	—	14,691
Net sales	44,809	23,115	2,628	70,552
Cost of sales	24,874	14,488	1,139	40,501
Gross profit	19,935	8,627	1,489	30,051
Income (loss) before interest, taxes, minority interest, and cumulative effect of accounting change	(318)	(3,792)	153	(3,957)
Depreciation and amortization	6,307	3,330	86	9,723
Capital expenditures including assets acquired under capital leases	4,139	3,558	—	7,697
As of December 31, 2002:
Total assets	54,294	25,446	833	80,573

Reconciliation of total loss before interest, taxes, minority interest and cumulative effect of accounting change to consolidated loss before income taxes, discontinued operations and cumulative effect of accounting change is as follows (in thousands).

	2000	2001	2002
Loss before interest, taxes, minority interest, and cumulative effect of accounting change	$(5,109)	$(4,859)	$(3,957)
Interest expense	(2,182)	(2,287)	(1,581)
Minority interest in losses of consolidated subsidiary	495	1,190	72
Add back loss from discontinued operations included in software development segment	1,962	3,144	264
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(4,834)	$(2,812)	$(5,202)

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.  All revenues are attributed to external customers.  No customers accounted for 10% or more of the Company’s revenue for any of the periods presented.  Information about the Company’s domestic and foreign operations is presented hereafter (in thousands).

	Sales			Long Lived Assets
	December 31,			December 31,
	2000	2001	2002	2000	2001	2002
United States	$51,063	$51,339	$52,864	$60,949	$52,927	$44,581
Foreign:
United Kingdom	18,608	22,113	28,570	19,208	18,856	21,002
Canada	3,956	3,829	3,809	5,158	4,759	4,178
France	2,454	1,706	—	2,002	—	—
	$76,081	$78,987	$85,243	$87,317	$76,542	$69,761

14.                               Litigation Subsequent Event

                As described more fully below, on March 20, 2003, by a vote of disinterested directors, the Company determined to participate in a proposed agreement to settle all litigation brought by Frederick O. Paulsell, who was a director and shareholder of the Company, Frederick O. Paulsell III, Michael Paulsell, Leigh Ann Paulsell, and David Paulsell (collectively, "Paulsell") against Edward E. Cohen and Daniel G. Cohen, each of whom is a director and shareholder of the Company (collectively, the "Cohens"), ReadyCash Investment Partners, LP, which was a $20 million investor in the preferred shares of the Company, and ReadyCash GP, Inc., the general partner of ReadyCash (collectively, with Resource America, Inc., which was later named as a defendant, "ReadyCash"), as well as the litigation between TRM and Paulsell.  As part of the settlement, all parties will exchange full and unconditional mutual releases.

                Despite the death of Frederick O. Paulsell on October 22, 2002, his estate determined to proceed in the litigation process.  On February 10 and 11, 2003, Paulsell and ReadyCash participated in a mediation, and a proposed settlement was reached.  Following the mediation, and by a vote of disinterested directors, it was determined that the Company would participate with the other parties in this settlement.  The Company's participation was recorded as a liability in the amount of $1,788,000 consisting of $1 million as a direct cash payment by the Company to the Estate of Frederick Paulsell, $50,000 of related legal expense, and a note payable to the Estate in the amount of $1 million, maturing in 5 years.  As part of the proposed settlement, the Paulsell Estate offered the Company, and/or Messrs. Cohen the opportunity to purchase approximately 11% of the outstanding stock of the Company from the Estate.  The disinterested directors determined that the Company would not purchase the stock.  Edward E. Cohen, Daniel G. Cohen, and Lance Laifer, who is a director and shareholder of the Company, purchased the stock at a price of $.98 per share, reflecting a premium to market value at such time, as disclosed in each gentleman's respective Form 4 and 13D/A.  Full and unconditional mutual releases shall be provided by all related parties to the litigation in connection with the resolution.  The parties intend to document the settlement described above by signing and delivering appropriate documents as soon as reasonably practicable.

15.                               Debt Financing Arrangements and Liquidity

The Company experienced a net loss of $4 million but had positive cash flow from operations of $7.9 million for the year ended December 31, 2002.  Despite the unfavorable net loss, the Company has been able to fulfill its needs for working capital and capital expenditures, due in part to its ability to maintain adequate financing arrangements.  Company borrowings at December 31, 2002 were $20.8 million on an asset base of $80.6 million.  On March 17, 2000, the Company and Bank of America N.A. entered into a loan agreement to fund a line of credit in the amount of $30 million.  In the first quarter of 2001, the Company's loan with Bank of America N.A. was placed into the special assets group because the Company was not in compliance with several of its financial ratios and debt covenants.  In the third quarter of 2002, the Company reclassified a significant portion of its loan from long-term debt to current portion of long-term debt due to the impending maturity of the loan on June 30, 2003.  Solely due to this reclassification of the debt, the Company was in violation of the debt service coverage covenant; however, Bank of America N.A. agreed to waive the violation, and extended the waiver through December 31, 2002.  The Company was in compliance with all of the other covenants of the loan at that time.  In the fourth quarter of 2002, the loan was moved from special assets back to the commercial lending group, reflecting improved performance.  Total availability under the loan was $21.1 million at December 31, 2002, and is $19 million at March 31, 2003, due to scheduled reductions.

In March 2003, the Company and Bank of America N.A. executed an additional amendment to the loan agreement under which the maturity date of the loan was extended from June 30, 2003 to June 30, 2004 and the quarterly scheduled reductions in availability under the loan were reduced from $1 million to $750,000.

Additionally, the Company and Bank of America N.A. executed a commitment agreement to extend and modify the loan on terms more favorable than the original loan facility.  The terms of the loan include a reduction in interest rate from prime plus 200 basis points to prime plus 50 basis points (this margin can reduce further based upon the Company's ongoing financial performance) on a $15 million term loan, which matures in March 2006, and a reduction in interest rate from prime plus 200 basis points to prime on a $4 million revolving line of credit which matures one year from the date of origination.  Loan documents will be executed at the earliest practicable date.

The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations.  If operations are not consistent with management’s plan, there is no assurance, however, that the amounts from these sources will be sufficient for such purposes.  There is no assurance that any replacement financing will be available, or if available, will be on terms satisfactory to the Company.

16.                               Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2001:
Sales	$18,856	$20,429	$19,778	$19,924
Net sales	15,863	17,054	16,559	16,701
Gross profit	6,110	7,125	6,627	6,810
Income (loss) from continuing operations	41	633	(358)	(3,634)
Loss from discontinued operations	(829)	(1,012)	(732)	(571)
Net loss	(788)	(379)	(1,090)	(4,205)
Basic and diluted income (loss) per share:
From continuing operations	(.05)	.04	(.10)	(.57)
Net loss	(.16)	(.11)	(.21)	(.65)

2002:
Sales	20,616	21,556	21,675	21,396
Net sales	17,121	17,690	18,011	17,730
Gross profit	7,202	7,385	7,995	7,469
Income (loss) from continuing operations	(73)	(404)	182	(3,448)
Loss from discontinued operations	(264)	—	—	—
Net income (loss)	(337)	(404)	182	(3,448)
Basic and diluted loss per share:
From continuing operations	(.06)	(.11)	(.03)	(.54)
Net loss	(.10)	(.11)	(.03)	(.54)

In the fourth quarter of 2002 the Company determined that the disposition of its interest in iATMglobal.net in the first quarter of 2002 represented a disposition meeting the criteria for discontinued operations.  Therefore, the quarterly financial information presented above has been reclassified from previously reported quarterly information to show the results of operations of iATMglobal.net as losses from discontinued operations.

The results of operations for the fourth quarter of 2002 were affected by several adjustments.  Certain of these adjustments affected operating income.  In the fourth quarter of 2002 the Company determined that certain leased vehicles were unlikely to remain in service for the period originally estimated, and charged $400,000 to expense.  Additionally, the Company recorded an allowance of $300,000 to reserve for obsolescence of non-moving inventory.  Also affecting operating income is an increase to VAT expense of $299,000, related mainly to VAT receivable determined by the Company to be uncollectible and $128,000 that had been capitalized since the inception of the ATM business.  In the fourth quarter of 2002, the Company determined that it was unlikely that certain copiers held in storage would be returned to service, and $2,049,000, representing the net book value of these copiers was charged to expense.  Included in other expense is the litigation settlement of $1,788,000 discussed in Note 14 that was determined to be probable and charged to expense in the fourth quarter of 2002.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2000, 2001 and 2002

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Write Offs	Balance at End of Period
Year ended December 31, 2000
Allowance for deferred tax liability	$—	$765	$—	$—	$765
Allowance for doubtful accounts	140	384	—	(367)	157
Allowance for sales tax deposit	300	—	—	—	300

Year ended December 31, 2001
Allowance for deferred tax liability	765	—	—	1,319	2,084
Allowance for doubtful accounts	157	319	—	(305)	171
Allowance for sales tax deposit	300	—	—	(300)	—

Year ended December 31, 2002
Allowance for deferred tax liability	2,084	—	—	(1,504)	580
Allowance for doubtful accounts	171	204	—	(172)	203
Allowance for obsolete inventory	—	300	—	—	300

S-1