Form 10-Q
period 2003-03-31
TRM CORP
filed 2003-05-15
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT MARCH 31, 2003
Common Stock	7,059,790

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

TRM Corporation

Consolidated Balance Sheets

(In thousands)

	December 31, 2002	March 31, 2003
		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,127	$2,436
Accounts receivable, net	6,084	6,276
Inventories, net	947	887
Prepaid expenses and other	778	850
Deferred tax asset	876	198
Total current assets	10,812	10,647
Equipment, less accumulated depreciation	67,916	67,286
Intangible assets	72	72
Other assets	1,773	1,634
Total assets	$80,573	$79,639

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,231	$2,838
Accrued expenses	7,932	5,754
Income taxes payable	3	—
Current portion of litigation settlement	1,050	1,750
Current portion of long-term debt	21	21
Current portion of obligations under capital leases	1,508	2,106
Total current liabilities	12,745	12,469

Litigation settlement	738	—
Long-term debt	16,709	14,952
Obligations under capital leases	2,579	3,744
Deferred tax liability	2,203	2,182
Other long-term liabilities	128	116
Preferred dividends payable	3,377	3,752
Total liabilities	38,479	37,215

Shareholders’ equity:
Preferred stock, no par value. Authorized 5,000 shares; 1,778 shares issued and outstanding (liquidation preference $20,003)	19,798	19,798
Common stock, no par value. 50,000 authorized; 7,060 shares issued and outstanding	19,026	19,026
Additional paid-in capital	63	63
Accumulated other comprehensive loss	(738)	(786)
Retained earnings	3,945	4,323
Total shareholders’ equity	42,094	42,424
Total liabilities and shareholders’ equity	$80,573	$79,639

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2003
Sales	$20,616	$22,414
Less discounts	3,495	3,726
Net sales	17,121	18,688
Cost of sales	10,567	11,086
Gross profit	6,554	7,602
Selling, general and administrative expense	6,454	5,799
Operating income	100	1,803
Interest expense	444	330
Other (income) expense, net	(73)	213
Income (loss) before minority interest	(271)	1,260
Minority interest in losses of consolidated subsidiary	72	—
Income (loss) from continuing operations before income taxes	(199)	1,260
Provision (benefit) for income taxes	(126)	507
Income (loss) from continuing operations	(73)	753
Loss from discontinued operations	(264)	—
Net income (loss)	$(337)	$753

Basic and diluted per share information:
Net income (loss) from continuing operations	$(73)	$753
Preferred stock dividends	(375)	(375)
Net income (loss) from continuing operations available to common shareholders	$(448)	$378

Basic and diluted shares outstanding	7,060	7,060

Basic and diluted income (loss) per share from continuing operations	$(.06)	$.05
Basic and diluted loss per share from discontinued operations	(.04)	—
Basic and diluted net income (loss) per share	$(.10)	$.05

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statement of Shareholders’ Equity

(unaudited)

(In thousands)

	Comprehensive Income	Preferred		Common		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total

		Shares	Amounts	Shares	Amounts

Balances, December 31, 2002		1,778	$19,798	7,060	$19,026	$63	$(738)	$3,945	$42,094
Comprehensive income
Net income	$753	—	—	—	—	—	—	753	753
Other comprehensive income, net of tax
Foreign currency translation adjustment	(48)	—	—	—	—	—	(48)	—	(48)
Comprehensive income	$705	—	—	—	—	—	—	—	—
Preferred stock dividends		—	—	—	—	—	—	(375)	(375)
Balances, March 31, 2003		1,778	$19,798	7,060	$19,026	$63	$(786)	$4,323	$42,424

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2002	2003
Operating activities:
Net income (loss)	$(337)	$753
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,442	2,495
Minority interest in earnings of consolidated subsidiary	(72)	—
Other	(12)	—
Loss on disposal of equipment and vehicles	82	240
Non-cash stock compensation	11	—
Changes in items affecting operations:
Accounts receivable	(815)	(42)
Inventories	(207)	57
Income tax receivable	60	—
Prepaid expenses and other	(150)	(91)
Accounts payable	(147)	639
Accrued expenses	(682)	(2,142)
Deferred taxes	(96)	594
Total operating activities	77	2,503
Investing activities:
Proceeds from sale of equipment	81	379
Capital expenditures	(1,036)	(348)
Other	(77)	—
Total investing activities	(1,032)	31
Financing activities:
Borrowings on notes payable	5,570	4,756
Repayment of notes payable	(5,114)	(6,513)
Principal payments on capital lease obligations	—	(402)
Other long-term liabilities	(10)	—
Purchase of minority interest	(60)	—
Total financing activities	386	(2,159)
Effect of exchange rate changes	44	(66)
Net increase (decrease) in cash and cash equivalents	(525)	309
Beginning cash and cash equivalents	1,598	2,127
Ending cash and cash equivalents	$1,073	$2,436

Supplemental disclosure of non-cash transactions:
Disposal of assets under a non-cash sales agreement
Current assets	$3	$—
Non-current assets	3,145	—
Current liabilities	(203)	—

Assets acquired under capital lease obligations	—	2,278

See accompanying notes to consolidated financial statements.

TRM Corporation

Notes to Consolidated Financial Statements (unaudited)

1.                                       Interim Financial Data:

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.  These consolidated financial statements should be read in conjunction with the Company’s latest annual report to shareholders.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

2.                                       Financial Statements Reclassification:

Reclassifications have been made to amounts in prior years to conform to the current year presentation.  These changes had no effect on previously reported results of operations or shareholders' equity.

3.                                       Net Income (Loss) Per Share:

Basic and diluted net loss per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive securities.  For the three months ended March 31, 2003 and 2002, the weighted average number of common shares for basic net income per share information was 7,060,000. In calculating basic net income (loss) per share, dividends for preferred stock are deducted to arrive at income (loss) available for common stockholders.  For diluted net income (loss) per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock to common unless such conversion is anti-dilutive.  For the three months ended March 31, 2002, no shares were added to the weighted average shares outstanding because the addition of shares would be anti-dilutive.  For the three months ended March 31, 2003, no convertible preferred stock was included in the calculation since it would have been anti-dilutive and no shares were added to the weighted average shares outstanding because there were no dilutive common stock equivalents.

4.                                       Inventories (in thousands):

	December 31, 2002	March 31, 2003
		(unaudited)

Paper	$5	$2
Toner and developer	8	7
Parts	934	878
Total	$947	$887

5.                                       Segment Reporting (in thousands):

The Company has three reportable segments:  Photocopy, ATM, and S-3 Corporation.  Photocopy owns and maintains self-service photocopiers in retail establishments.  ATM owns and operates ATM machines in retail establishments.  S-3 Corporation develops software to deliver products and services through ATMs.

The accounting policies of the segments are substantially the same as those described in Note 1 of the Company’s Form 10-K for the year ended December 31, 2002.  The Company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding non-recurring charges.  Information regarding the operations of these reportable segments is as follows:

	Three Months Ended
	March 31, 2002	March 31, 2003
	(unaudited)	(unaudited)

Net Sales
Photocopy	$11,621	$10,696
ATM	4,862	7,390
S-3 Corporation	638	602
Total	$17,121	$18,688

Income (loss) before interest, taxes and minority interest
Photocopy	$1,388	$1,443
ATM	(1,399)	153
S-3 Corporation	(80)	(6)
Total	$(91)	$1,590

6.                                       New Accounting Standards:

In December 2002, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002.  The Company has adopted the prominent disclosure provisions.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data).

	Three Months Ended
	March 31, 2002	March 31, 2003
	(unaudited)	(unaudited)
Net income (loss), as reported	$(337)	$753
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(14)
Pro forma net income (loss)	$(377)	$739

Income (loss) per share-basic and diluted:
As reported	$(.10)	$.05
Pro forma	$(.11)	$.05

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

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS

Forward-Looking Statements

Information in this Form 10-Q that is not historical in nature, including information about the Company’s goals, plans and expectations regarding expansion, capital expenditures, expanding the ATM business, revenues from the ATM business becoming a higher percentage of overall revenue, financing of capital expenditures, and obtaining long-term asset based financing, constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We are including this statement for the purpose of invoking the safe-harbor protection of these sections.  These forward-looking statements are based on the belief of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management.  Factors that could cause the actual results to differ materially from the forward-looking statements include, but are not limited to:  business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company’s services, the Company’s ability to execute its plans in each business segment successfully, the ability of the Company to successfully negotiate and enter into additional financing arrangements on favorable terms, the Company’s ability to expand its current relationships with retailers and broaden its distribution network, and the volatility of paper costs.  Many of these factors are not within the Company’s control.  Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company’s Form 10-K for the year ended December 31, 2002.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

General

TRM Corporation and its subsidiaries (collectively, “TRM” or the “Company”) currently provide self-service cash delivery and account balance inquiry, delivered through Automated Teller Machines (ATMs), and photocopy services delivered through TRM photocopy locations in retail environments to consumers.

As of March 31, 2003, the Company’s ATM network had a total of 3,100 revenue-generating machines deployed throughout the United Kingdom and United States, representing an increase of 652 ATM machines when compared to the same date in 2002.  The ATM operations produced net sales of $7.4 million during the first quarter of 2003, representing an increase of $2.5 million (or 52.0%) as compared to the same period in the prior year.  The Company believes that revenues generated from services delivered through its ATM network will represent a greater percentage of overall net sales in the future.

As of March 31, 2003, the Company had a total of 27,900 photocopy locations in the United States, Canada and the United Kingdom.  This represented a decrease of 1,261 (or 4.4%) locations when compared to the same date in 2002 and was the result of the elimination of unprofitable locations.  Photocopy net sales were $10.7 million for the quarter ended March 31, 2003, down from $11.6 million during the same quarter of 2002.  This decrease in net sales was caused, in part, by the extreme weather conditions experienced in the Northeastern part of the United States during the first two months of 2003 as well as from the elimination of unprofitable sites.

The Company maintains and operates a number of service centers throughout the United States, Canada, and United Kingdom to support its photocopy and ATM networks.  As of March 31, 2003 the Company had 25 service centers in the United States, 4 in Canada and 2 in the United Kingdom.  This represented a decrease of 10 service centers when compared to the same date in 2002 and was the result of the Company’s effort to reduce overhead by consolidating sites.

S-3 Corporation generated $602,000 in sales for the three month period ending March 31, 2003 as compared to $638,000 over the same period in 2002.  This represented a decrease of $36,000 or 5.6%.

In March 2003, the Company and its primary lender (Bank of America N.A.) executed a new loan commitment to refinance the Company’s current revolving loan on substantially more favorable terms, including a reduction in interest rate from prime plus 200 basis points to prime plus 50 basis points.  The new facility includes a $15,000,000 three-year term loan, which matures in March 2006, and a $4,000,000 revolving line of credit which matures one year from the date of origination.  Pending closing of this new facility, maturity of the Company’s existing loan has been extended through June 30, 2004 and the quarterly scheduled reductions in availability under the loan have been reduced from $1 million to $750,000.

In April 2003, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (DZ Bank) approved a request to increase cash available for use in TRM’s USA ATM network from $30 million to $50 million.  The additional $20 million cash facility will be available to support continued growth in the Company’s ATM network as may be needed from time to time.

On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as Administrator. By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created.  Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  Any risk with regard to the Trust or the ability of the Trust to repay the Certificates resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $9,000) and with Autobahn Funding Company LLC (equity investor in the amount of $891,000) in the Trust, rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Both GSS Holdings and Autobahn Funding Company LLC are parties related to DZ Bank and are independent of the Servicer and the Company. The purpose of the Trust is to provide cash to be placed in the Company’s ATM machines (“Vault Cash”), through accessing commercial paper markets.  Undivided interests in the Trust (“Certificates”) are sold to individuals and entities, and the liability of repaying or redeeming the Certificates resides with the Trust. The Trust has the ability to sell the Certificates, borrow and repay funds and make other payments under the Loan and Servicing Agreement, and to engage the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.

As borrower under the Loan and Servicing Agreement, the Trust, including its equity holders, is the sole obligor for repayment of commercial paper holders.  In the event that the Liquidity Providers (currently DZ Bank serves as both Liquidity Agent and Liquidity Provider) would be required to provide monies, the Trust would be obligated to the Liquidity Provider for repayment of monies advanced under the Liquidity Purchase Agreement.  The obligation of the Trust is 97% backed by cash in the ATM network and a 3% equity investment in the Trust.

When the Vault Cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Certificateholders.  At no time do the Certificateholders have recourse against the Servicer under the Loan and Servicing Agreement.  The Company maintains letters of credit totaling $1.5 million at March 31, 2003 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe during delivery to ATM machines, and the Company maintains insurance on behalf of the Trust to ensure the cash is safe during its time in ATM machines. The Company pays the Trust fees, totaling $260,000 and $202,000 for the quarters ended March 31, 2003 and 2002, respectively, for use of the cash while it is in transit and in ATM machines.  The commercial paper facility matures in 2007.

Results of Operations

The following table sets forth, for the three months ended March 31, 2002 and 2003, selected statement of operations data, expressed as a percentage of sales, of each item on the Consolidated Statements of Operations (see page 3 of this Form 10-Q).

	As a Percentage of Sales
	2002	2003

Sales	100.0%	100.0%
Sales discounts	17.0	16.6
Net Sales	83.0	83.4
Cost of sales	51.2	49.5
Selling, general and administrative	31.3	25.9
Operating income	0.5	8.0
Interest expense, net	2.2	1.4
Other (income) expense, net	(0.4)	1.0
Minority interest	(0.3)	—
Income (loss) from continuing operations before income taxes	(1.0)	5.6
Provision (benefit) for income taxes	(0.6)	2.2
Income (loss) from continuing operations	(0.4)	3.4
Loss from discontinued operations	(1.2)	—
Net income (loss)	(1.6)%	3.4%

Three Months ended March 31, 2003 Compared to Three Months ended March 31, 2002

For the quarter ended March 31, 2003, net sales increased by $1.6 million (9.2%) to $18.7 million from $17.1 million for the first quarter of 2002, attributable primarily to ATM unit expansion and higher pricing throughout the Company’s ATM network.

Net sales from the Company’s ATM business increased to $7.4 million compared to $4.9 million, an increase of $2.5 million (52.0%) over the same quarter of 2002.  The Company experienced this significant increase in ATM net sales due to a net addition of 652 ATM machines, primarily in the United Kingdom.  Withdrawal transactions increased 26.8% to 3.4 million for the quarter ended March 31, 2003 from 2.7 million for the same period in 2002.  In addition, the gross surcharge (convenience fee) revenue per transaction has increased 18.6% to $2.04 at March 31, 2003 from $1.72 at March 31, 2002.

Photocopy net sales were down $0.9 million (8.0%) for the quarter ended March 31, 2003 as compared to the same period in 2002.  This decrease reflects both the elimination of unprofitable locations and extreme weather conditions experienced in the Northeastern part of the United States in the first quarter of 2003.  Overall copy volumes decreased 12.5%, and billed units decreased by 4.8% for the quarter compared to the same quarter of 2002, and these decreases in copy volume and billed units resulted in a decrease in average copies per unit to 2,711 for the quarter ended March 31, 2003 from 2,952 for the same period in 2002.  Although price per copy increased by 3.7% over March 31, 2002, the Company realized a decrease in cumulative billed revenue per unit to

$155 at March 31, 2003 down from $163 at March 31, 2002.  Billed revenue per unit refers to the revenue recorded as a result of actual machine meter readings obtained without consideration for accruals or deferrals of revenue resulting from the timing differences between the last day of the month and the date the meter readings are obtained.  Additional accruals and deferrals of revenue can result when meter readings on newly installed or pulled machines do not coincide with the actual calendar month.  The Company has adjusted its meter reading dates in order to more closely match meter readings with a complete calendar month in order to mitigate the need for accruals and deferrals going forward.

A billed unit is a unit that has generated an invoice during the month.  Due to the timing of installations, removals, or maintenance during any given billing period, billed units may be slightly less than the average number of units installed during a billing period.  The differences in units billed and average units installed during a billing period does not result in material timing differences.

S-3 Corporation generated $602,000 in sales from contracted software engineering services for the quarter ended March 31, 2003 compared with $638,000 generated for the same period in 2002.  S-3 reported a net loss of $10,000 for the first quarter of 2003 compared to a net loss of $66,000 over the same period in the 2002.

Sales discounts are the portion of revenue retained by retail customers.  Sales discounts are greater in the photocopy business than in the ATM business and generally vary at individual retail businesses depending on volume — the higher the volume, the greater the discount.  Sales discounts as a percentage of sales as of March 31, 2003 were 16.6% compared with 17.0% at March 31, 2002.  Sales discounts in the photocopy business have decreased from 18.4% in the first quarter of 2002 to 17.9% in the first quarter of 2003.  This decrease is primarily due to moving customers to lower discount programs based upon review of their actual usage.  The lower discount programs offer a reduced monthly minimum fee to the customer corresponding to their lower copy volume.  Migrating low volume customers to reduced monthly minimum fees has caused a decrease in the percentage of discounts related to sales under these programs in the first quarter of 2003 compared to the same quarter of 2002.  The reduced discounts as a percentage of sales result in the Company's ability to better recover the cost of low volume programs.  Sales discounts in the ATM sales, as a percentage of sales, increased from 15.2% for the period ended March 31, 2002 to 15.9% for the period ended March 31, 2003.  This increase is primarily due to a shift in the ATM industry toward higher discount programs that allow the retailer to retain a larger portion of the revenue.

Cost of sales as a percentage of revenue decreased to 49.5% in the first quarter of 2003 from 51.3% in the first quarter of 2002 on a consolidated basis.  Cost of sales in the ATM business decreased as a percentage of sales to 48.9% as of March 31, 2003 compared to 63.2% as of March 31, 2002.  Per transaction costs were reduced primarily in two areas.  ATM program fees decreased by $.03 per transaction as a result of lower transaction fees from the Trust as more fully described in “Liquidity and Capital Resources.”  In addition, ATM processing fees declined from $.16 per transaction for the quarter ended March 31, 2002 to $.07 per transaction for the quarter ended March 31, 2003.  This decrease is related to processing credits received as a result of renegotiation of processing fees in the United Kingdom.  Cost of sales associated with the photocopy business decreased on a real basis by 3.6% in the first quarter of 2003 as compared to the same period in 2002; however, increased as a percentage of sales to 49.9% at March 31, 2003 from 47.3% at March 31, 2002.  While labor included in cost of sales in the photocopy business declined $586,000 (22.1%) at March 31, 2003 when compared to the same period in 2002, total materials and depreciation related to cost of sales in the photocopy business increased from $ .017 per transaction in the first quarter of

2002 to $ .020 per transaction at March 31, 2003.  The cost of paper, toner and developer, and parts remained constant at $1.8 million for both periods ended March 31, 2003 and 2002, however, due to decreased sales, these material costs increased as a percentage of sales from 12.7% at March 31, 2002 to 13.9% at March 31, 2003.  This increase was the result of replenishment of depleted warehouses and work vans in the first quarter of 2003.

Selling, general and administrative expenses decreased $655,000 (10.1%) during the quarter ended March 31, 2003 compared to the same period in 2002 and fell as a percentage of revenue to 25.9% in 2003 from 31.3% in 2002.  The decrease is primarily due to reduction in labor costs over the same period last year.  At the beginning of the third quarter 2002, the Company determined that it was overstaffed for current business demands and began a reduction in force throughout its operations.  The United States reduction in force took place primarily in the second half of 2002; the United Kingdom reduction in force took place in the first quarter of 2003.  The result of these reductions is a decrease in sales, general and administrative labor of $595,000 (17.8%) at March 31, 2003 compared with March 31, 2002 and a decrease as a percentage of sales to 12.3% at the end of the first quarter of 2003 compared with 16.2% for the same period in 2002.

During the quarter ended March 31, 2003, interest expense decreased to $330,000 from $444,000 in 2002.  The decrease was primarily due to a reduction in borrowings under the Company’s revolving credit facility to $14.9 million outstanding in 2003 from $21.7 million outstanding for the same period in 2002.

Other expense increased during the quarter ended March 31, 2003, compared to 2002, primarily due to damaged ATM machines that were removed from service in the United Kingdom.

The Company’s effective tax rate, excluding S-3 Corporation, for the quarter ended March 31, 2003 was 40.0%, resulting in an income tax provision of $509,000, compared to an effective tax rate of 40.3% and an income tax benefit of $183,000 for the same period in 2002.  The S-3 Corporation recorded losses in the first quarter of 2002 of $66,000 and recorded an income tax expense of $57,000.  In the first quarter of 2003, S-3 Corporation recorded losses of $10,000 with an income tax benefit of $1,900.  The result is a consolidated net tax expense of $507,000 for the first quarter of 2003 compared with a consolidated net tax benefit of $126,000 for the first quarter of 2002.

A reconciliation of income tax provision (benefit) for the three months ended March 31, 2002 and 2003 is as follows:

	Three Months Ended
	March 31, 2002	March 31, 2003
	(unaudited)	(unaudited)
Components of tax provision (benefit)
Foreign expense (benefit)	$57,000	$(1,900)
Net operating losses	(593,200)	451,900
Depreciation	408,000	57,000
Current liabilities	2,200	—
Total tax provision (benefit)	$(126,000)	$507,000

Liquidity and Capital Resources

As of March 31, 2003, TRM generated $2.5 million in cash flows from operations as compared to $77,000 for the same period in 2002.  The Company has a working capital deficit that decreased to $1.8 million at March 31, 2003 from $2.1 million at March 31, 2002.  In 2003 the deficit is solely the result of the recognition of a litigation settlement liability in December 2002, which was subsequently paid in April 2003.

In March 2003, the Company and its primary lender (Bank of America N.A.) executed a new loan commitment to refinance the Company’s current revolving loan on substantially more favorable terms, including a reduction in interest rate from prime plus 200 basis points to prime plus 50 basis points.  The new facility includes a $15,000,000 three-year term loan, which matures in March 2006, and a $4,000,000 revolving line of credit which matures one year from the date of origination.

Pending closing of this new facility, maturity of the Company’s existing loan has been extended through June 30, 2004, and the quarterly scheduled reductions in availability under the loan were reduced from $1 million to $750,000.

In April 2003, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (DZ Bank) approved a request to increase cash available for use in TRM’s USA ATM network from $30 million to $50 million.  The additional $20 million cash facility will be available to support continued growth in the Company’s ATM network as may be needed from time to time.

On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as Administrator. By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created.  Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  Any risk with regard to the Trust or the ability of the Trust to repay the Certificates resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $9,000) and with Autobahn Funding Company LLC (equity investor in the amount of $891,000) in the Trust, rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Both GSS Holdings and Autobahn Funding Company LLC are parties related to DZ Bank and are independent of the Servicer and the Company. The purpose of the Trust is to provide cash to be placed in the Company’s ATM machines (“Vault Cash”), through accessing commercial paper markets.  Undivided interests in the Trust (“Certificates”) are sold to individuals and entities, and the liability of repaying or redeeming the Certificates resides with the Trust. The Trust has the ability to sell the Certificates, borrow and repay funds and make other payments under the Loan and Servicing Agreement, and to engage the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.

As borrower under the Loan and Servicing Agreement, the Trust, including its equity holders, is the sole obligor for repayment of commercial paper holders.  In the event that the Liquidity Providers (currently DZ Bank serves as both Liquidity Agent and Liquidity Provider) would be required to provide monies, the Trust would be obligated to the Liquidity Provider for repayment of monies advanced under the Liquidity Purchase Agreement.  The obligation of the Trust is 97% backed by cash in the ATM network and a 3% equity investment in the Trust.

When the Vault Cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Certificateholders.  At no time do the Certificateholders have recourse against the Servicer under the Loan and Servicing Agreement.  The Company maintains letters of credit totaling $1.5 million at March 31, 2003 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe during delivery to ATM machines, and the Company maintains insurance on behalf of the Trust to ensure the cash is safe during its time in ATM machines. The Company pays the Trust fees, totaling $260,000 and $202,000 for the quarters ended March 31, 2003 and 2002, respectively, for use of the cash while it is in transit and in ATM machines.  The commercial paper facility matures in 2007.

The Company’s United Kingdom ATM business obtains Vault Cash under an agreement with a local bank.  Vault Cash obtained under the program remains the property of the bank, however, the Company is insured against risk of loss while the cash is in or being distributed to its ATM network.

The Company expects that operations will continue for 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business.  The Company believes that its prospective needs for working capital, capital expenditures and debt service will be met from cash flows generated by operations.  If operations are not consistent with management’s plan, however, there is no assurance that the amounts from these sources will be sufficient for such purposes.  In that event, or for other reasons, the Company may be required to seek replacement financing and the Company may not be able to obtain such financing on commercially reasonable terms or at all.  There is no assurance that any replacement financing will be available, or if available, will be on terms satisfactory to the Company.

A summary of the Company’s contractual commitments and obligations is as follows:

	Payments Due by Period
Contractual obligations	Total	2003	2004-2005	2006-2007	After 5 years
Long-term bank debt	$80	$21	$42	$17	$—
Capital lease obligations	5,850	1,631	3,473	651	95
Operating leases	8,629	2,175	4,234	1,311	909
Other long-term obligations	702	702	—	—	—

Total contractual cash obligations	$15,261	$4,529	$7,749	$1,979	$1,004

	Amount of Commitment Due by Period
Other Commercial Commitments	Total	2003	2004-2005	2006-2007	After 5 years
Line of credit	$14,893	$—	$14,893	$—	$—

Critical Accounting Policies

The Company’s critical accounting policies as of March 31, 2003 are consistent with those discussed in the Company’s Form 10-K for the year ended December 31, 2002.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB or the “Board”) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002.  The Company has adopted the prominent disclosure provisions.  See Note 6 to the consolidated financial statements.

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

Interest Rate Risk.  The Company maintains an investment portfolio that is comprised solely of money market funds.  The income earned from these money market funds is subject to changes in interest rates.  For the quarters ended March 31, 2003 and 2002, interest income amounted to $23,000 and $25,000, respectively.  An immediate 10% change in interest rates would not have a material effect on the Company’s net income.  Additionally, the Company is exposed to interest rate risk related to its credit facility.  Advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.  Total debt outstanding under the Company’s line of credit was $14.9 million and $21.7 million at March 31, 2003 and 2002, respectively.  Total interest expense relative to these borrowings was $254,000 and $440,000 for the quarters ended March 31, 2003 and 2002, respectively, at average interest rates of 6.25% and 8.25%, respectively.  If interest rates had increased by 100 basis points for each of those quarters, interest expense would have increased by approximately $41,000 and $53,000 for March 31, 2003 and 2002, respectively.

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

The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.  Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  To date, the Company’s exposure to exchange rate volatility has not been significant.  Foreign exchange rate transaction losses, net of gains for the quarters ended March 31, 2003 and 2002 were approximately $12,500 and $12,000, respectively. If foreign currency rates were to fluctuate by 10% from rates at March 31, 2003 and March 31, 2002, the Company’s financial position would be materially affected.  Assuming a 10 percent appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2003, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would aggregate approximately $2.6 million.  No assurance can be given that changes in foreign currency rates will not have a material impact on the Company’s results of operations in the future.

The Company does not hold or issue derivative commodity instruments or other financial instruments for trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its chief executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d – 14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information required by this item is incorporated by reference from Item 3 of the Company’s Form 10-K for fiscal year ended December 31, 2002, and is supplemented as described below.

Subsequent to the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2002, and as part of finalizing the settlement, management concluded that it was in the Company’s best interest to bring a full and final resolution of the litigation.  The proposed settlement, provided, among other things, for a cash payment of $1 million and a note payable to the Estate of Frederick O. Paulsell (the “Estate”) in the amount of $1 million maturing in 5 years.  The Company, with the approval of a majority of disinterested directors, negotiated with the Estate to provide for an immediate cash payment of $750,000 (for an aggregate cash payment of $1.75 million) immediately, rather than providing a $1 million note.  On April 17, 2003, the Company executed a definitive settlement agreement and related documents and, in accordance therewith, paid $1.75 million to the Estate.

The Company intends to seek payment of all or a portion of the $1.75 million payment from its directors’ and officers’ liability insurance carrier, subject to a deductible of $250,000.  At this time, the Company is unable to provide an accurate assessment of whether the insurance carrier will pay all or any portion of the $1.75 million payment.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits

10.30                            Fifth Amendment to Loan and Servicing Agreement dated April 23, 2003, among TRM Inventory Funding   Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-  Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association.

99.1                                  Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350.

99.2                                  Certification of Principal Accounting Officer of TRM Corporation Pursuant to 18 U.S.C. Section 1350.

(b)                      Reports on Form 8-K.

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION

Date: May 15, 2003	By:	/s/ Rebecca J. Demy
Rebecca J. Demy
Principal Accounting Officer

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ Kenneth L. Tepper
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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ Rebecca J. Demy
Rebecca J. Demy
Principal Accounting Officer