Form 10-Q
period 2003-06-30
TRM CORP
filed 2003-08-14
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐  NO ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT JUNE 30, 2003
Common Stock	7,059,790

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRM Corporation

Consolidated Balance Sheets

(In thousands)

	December 31, 2002	June 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,127	$4,409
Accounts receivable, net	6,084	5,221
Inventories, net	947	1,720
Prepaid expenses and other	778	1,075
Deferred tax asset	876	727
Total current assets	10,812	13,152
Equipment, less accumulated depreciation	67,916	66,160
Intangible assets	72	72
Other assets	1,773	1,528
Total assets	$80,573	$80,912

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,231	$1,677
Accrued expenses	7,932	6,708
Income taxes payable	3	—
Current portion of litigation settlement	1,050	—
Current portion of long-term debt	21	3,022
Current portion of obligations under capital leases	1,508	2,088
Total current liabilities	12,745	13,495

Litigation settlement	738	—
Long-term debt	16,709	12,057
Obligations under capital leases	2,579	3,406
Deferred tax liability	2,203	3,254
Other long-term liabilities	128	104
Preferred dividends payable	3,377	4,127
Total liabilities	38,479	36,443

Shareholders’ equity:
Preferred stock, no par value
Authorized 5,000 shares; 1,778 shares issued and outstanding (liquidation preference $20,003)	$19,798	$19,798
Common stock, no par value
50,000 authorized; 7,060 shares issued and outstanding	19,026	19,026
Additional paid-in capital	63	63
Accumulated other comprehensive income (loss)	(738)	486
Retained earnings	3,945	5,096
Total shareholders’ equity	42,094	44,469
Total liabilities and shareholders’ equity	$80,573	$80,912

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Sales	$21,556	$24,366	$42,172	$46,780
Less discounts	3,866	4,151	7,360	7,877
Net sales	17,690	20,215	34,812	38,903
Cost of sales	11,079	11,950	21,647	23,036
Gross profit	6,611	8,265	13,165	15,867
Selling, general and administrative expense	6,810	6,264	13,265	12,063
Operating income (loss)	(199)	2,001	(100)	3,804
Interest expense	402	238	846	568
Other (income) expense, net	73	49	(1)	262
Income (loss) before minority interest	(674)	1,714	(945)	2,974
Minority interest in losses of consolidated subsidiary	—	—	72	—
Income (loss) from continuing operations before income taxes	(674)	1,714	(873)	2,974
Provision (benefit) for income taxes	(270)	566	(396)	1,073
Income (loss) from continuing operations	(404)	1,148	(477)	1,901
Loss from discontinued operations	—	—	(264)	—
Net income (loss)	$(404)	$1,148	$(741)	$1,901

Basic and diluted per share information:
Income (loss) from continuing operations	$(404)	$1,148	$(477)	$1,901
Preferred stock dividends	(375)	(375)	(750)	(750)
Income (loss) from continuing operations available to common shareholders	$(779)	$773	$(1,227)	$1,151

Weighted average common shares outstanding	7,060	7,060	7,060	7,060
Dilutive effect of stock options	—	37	—	19
Weighted average common shares outstanding, assuming dilution	7,060	7,097	7,060	7,079
Basic and diluted income (loss) per share:
From continuing operations	$(.11)	$.11	$(.17)	$.16
Discontinued operations	—	—	(.04)	—
Net income (loss)	$(.11)	$.11	$(.21)	$.16

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statement of Shareholders’ Equity

(unaudited)

(In thousands)

	Comprehensive Income	Preferred		Common		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

		Shares	Amounts	Shares	Amounts

Balances, December 31, 2002		1,778	$19,798	7,060	$19,026	$63	$(738)	$3,945	$42,094
Comprehensive income
Net income	$1,901	—	—	—	—	—	—	1,901	1,901
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,224	—	—	—	—	—	1,224	—	1,224
Comprehensive income	$3,125	—	—	—	—	—	—	—	—
Preferred stock dividends		—	—	—	—	—	—	(750)	(750)
Balances, June 30, 2003		1,778	$19,798	7,060	$19,026	$63	$486	$5,096	$44,469

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2002	2003
Operating activities:
Net income (loss)	$(741)	$1,901
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restricted cash	(400)	—
Depreciation and amortization	4,870	4,979
Minority interest in earnings of consolidated subsidiary	(72)	—
Other	(6)	—
Loss on disposal of equipment and vehicles	244	419
Changes in items affecting operations:
Accounts receivable	(550)	102
Inventories	634	(732)
Transfer of ATMs from equipment to inventories	—	1,474
Income tax receivable	(398)	—
Prepaid expenses and other	(73)	409
Accounts payable	(1,612)	(598)
Accrued expenses	1,069	(1,178)
Income taxes payable	—	3
Deferred taxes	(79)	1,213
Litigation settlement	—	(1,738)
Total operating activities	2,886	6,254
Investing activities:
Proceeds from sale of equipment	115	468
Capital expenditures	(1,875)	(1,732)
Other	(336)	(41)
Total investing activities	(2,096)	(1,305)
Financing activities:
Borrowings on line of credit	10,271	8,128
Repayment of line of credit	(11,451)	(24,779)
Borrowings on term loan	—	15,000
Principal payments on capital lease obligations	(21)	(874)
Purchase of minority interest	(60)	—
Total financing activities	(1,261)	(2,525)
Effect of exchange rate changes	59	(142)
Net increase (decrease) in cash and cash equivalents	(412)	2,282
Beginning cash and cash equivalents	1,598	2,127
Ending cash and cash equivalents	$1,186	$4,409

Supplemental disclosure of non-cash transactions:
Disposal of assets under a non-cash sales agreement:
Current assets	$3	$—
Non-current assets	3,145	—
Current liabilities	(203)	—
Assets acquired under capital lease obligations	72	2,104

See accompanying notes to consolidated financial statements.

TRM Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.                                       Interim Financial Data:

The consolidated financial statements of TRM Corporation and its subsidiaries (collectively, "TRM" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.  These consolidated financial statements should be read in conjunction with the Company’s latest annual report to shareholders.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

2.                                       Financial Statements Reclassification:

Reclassifications have been made to amounts in prior years to conform to the current year presentation.  These changes had no effect on previously reported results of operations or shareholders’ equity.

3.                                       Net Income (Loss) Per Share:

Basic and diluted net income (loss) per share are based on the weighted average number of shares outstanding during each period, with diluted including the effect of potentially dilutive securities.  In calculating basic net income (loss) per share, dividends for preferred stock are deducted to arrive at income (loss) available for common shareholders.  For diluted net income (loss) per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock unless such conversion is antidilutive.  Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three and six months ended June 30, 2003, approximately 1,258,000 of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been antidilutive.  In addition, preferred stock convertible into approximately 1,333,000 common shares was excluded from the calculation because its inclusion would also have been antidilutive.  These options and preferred stock could be dilutive in the future.

4.                                       Inventories (in thousands):

	December 31, 2002	June 30, 2003
		(unaudited)
Parts	$934	$919
ATMs held for resale	—	781
Paper	5	6
Toner and developer	8	14
Total	$947	$1,720

5.                                       Long-term Debt:

In May 2003, the Company and its primary lender (Bank of America, N.A.) executed a new loan agreement refinancing the Company’s existing revolving loan.  The new facility includes a $15.0 million term loan maturing in March 2006, and a $4.0 million revolving line of credit maturing April 30, 2004.

As of June 30, 2003, the Company had a balance of $15.0 million outstanding pursuant to the term loan.  Interest is due monthly on the term loan, and principal is payable in quarterly installments of $750,000 starting September 30, 2003.  Interest on the term loan is at the bank’s prime rate plus 0.0% to 0.5% depending on the Company’s leverage ratio as defined in the loan agreement.  The Company also has the option of electing an alternative interest rate based on the bank’s LIBOR or IBOR rates.  As of June 30, 2003, interest on the term loan was 4.52%.

As of June 30, 2003, the Company did not have any outstanding borrowings under the revolving line of credit.  However, the bank had issued standby letters of credit on the Company’s behalf that totaled $1.65 million as of June 30, 2003, reducing the balance available under the line of credit to $2.35 million.  As described in the "Liquidity and Capital Resources" section of Item 2 of this report, these standby letters of credit guarantee the Company's performance as servicer of the TRM Inventory Funding Trust.

As of June 30, 2003, the Company was in compliance with all of its debt covenants.

6.                                       Employee Stock Options:

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

Three Months Ended June 30,

Six Months Ended June 30,

	2002	2003	2002	2003

Net income (loss), as reported	$(404)	$1,148	$(741)	$1,901
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41)	(25)	(81)	(39)
Pro forma net income (loss)	$(445)	$1,123	$(822)	$1,862
Net income (loss) per share-basic and diluted:
As reported	$(.11)	$.11	$(.21)	$.16
Pro forma	$(.12)	$.11	$(.22)	$.16

7.                                       Segment Reporting (in thousands):

The Company has three reportable segments:  Photocopy, Automated Teller Machines (ATM) and S-3 Corporation.  Photocopy owns and maintains self-service photocopiers in retail establishments.  ATM owns and operates ATM machines in retail establishments. S-3 Corporation develops software to deliver products and services through ATMs.

The accounting policies of the segments are substantially the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2002.  The Company evaluates each segment’s performance based on income or loss before interest, income taxes, and minority interest, excluding non-recurring charges.  Information regarding the operations of these reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net Sales:
Photocopy	$11,629	$11,105	$23,250	$21,801
ATM	5,475	8,758	10,338	16,148
S-3 Corporation	586	352	1,224	954
	$17,690	$20,215	$34,812	$38,903

Income (loss) before interest, taxes and minority interest:
Photocopy	$566	$1,416	$1,670	$2,877
ATM	(893)	742	(2,010)	881
S-3 Corporation	55	(206)	(23)	(216)
	$(272)	$1,952	$(363)	$3,542

Reconciliation of total income (loss) before interest, taxes, and minority interest to consolidated income (loss) from continuing operations before income taxes follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Income (loss) before interest, taxes, and minority interest	$(272)	$1,952	$(363)	$3,542
Interest expense	(402)	(238)	(846)	(568)
Minority interest in losses of consolidated subsidiary	—	—	72	—
Add back loss from discontinued operations included in software development segment	—	—	264	—
Income (loss) from continuing operations before income taxes	$(674)	$1,714	$(873)	$2,974

8.                                       New Accounting Standards:

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation by business enterprises of variable interest entities.  Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity.  The  primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company will adopt the provisions of FIN 46 in the third quarter of 2003 and is currently assessing the impact the adoption of this interpretation will have on its results of operations, financial position and cash flows. The Company believes that adoption of this interpretation will likely result in the consolidation of the TRM Inventory Funding Trust (as described in the "Liquidity and Capital Resources" section of Item 2 of this report) in the Company’s financial statements.  As of July 1, 2003 the consolidation of the TRM Inventory Funding Trust would result in an increase in long-term assets and liabilities of $31.0 million and have no effect on its results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for the Company prospectively for contracts entered into or modified after June 30, 2003.  The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows, as the Company does not hold any derivative or hedging instruments.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not believe that adoption of SFAS No. 150 will have a material effect on its financial position, results of operations or cash flows.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information in this quarterly report on Form 10-Q that is not historical in nature, including information about the Company’s goals, plans and expectations regarding expansion, capital expenditures, expanding the ATM business, revenues from the ATM business becoming a higher percentage of overall revenue, financing of capital expenditures, future cash flows from operations and obtaining long-term asset-based financing, constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We are including this statement for the purpose of invoking the safe-harbor protection of these sections.  These forward-looking statements are based on the belief of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management.  Factors that could cause the actual results to differ materially from the forward-looking statements include, but are not limited to:  business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company’s services, the Company’s ability to execute its plans in each business segment successfully, the ability of the Company to successfully negotiate and enter into additional financing arrangements on favorable terms, the Company’s ability to expand its current relationships with retailers and broaden its distribution network, and the volatility of paper costs.  Many of these factors are not within the Company’s control.  Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2002.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

General

TRM Corporation and its subsidiaries (collectively "TRM" or the "Company") currently provide financial services and photocopy resources to consumers through an in-store retail network which exceeds 30,000 locations.  Financial services consist of surcharge based cash delivery and bank account balance inquiries through both owned and leased ATM/cash machines.  The Company also provides highly specialized contract software engineering to the financial services industry, focused upon ATM/Cash machine operations and communications.

In June 2003, the Company’s ATM network had a total of 3,273 revenue-generating machines deployed throughout the United Kingdom and United States, representing an increase of 594 ATM machines (or 22%) when compared to the same month in 2002.  The ATM operations produced net sales of $16.1 million during the first six months of 2003, representing an increase of $5.8 million (or 56%) as compared to the same period in the prior year.  The Company believes that revenues generated from services delivered through its ATM network will represent a greater percentage of overall net sales in the future.

In June 2003, the Company had a total of 27,053 revenue-generating photocopiers in the United States, Canada and the United Kingdom.  This represented a decrease of 1,242 (or 4.4%) photocopiers when compared to the same month in 2002 and was the result of the elimination of unprofitable locations.  Photocopy net sales were $21.8 million for the six months ended June 30, 2003, down from $23.3 million during the same period in 2002.  This decrease in net sales was caused, in part, by the extreme weather conditions experienced in the Northeastern part of the United States during the first two months of 2003 as well as from the elimination of unprofitable sites.

The Company maintains and operates a number of service centers throughout the United States, Canada, and United Kingdom to support its photocopy and ATM networks.  As of June 30, 2003 the Company had 14 service centers in the United States, 4 in Canada and 1 in the United Kingdom.  This represented a decrease of 14 service centers when compared to the same date in 2002 and was the result of the Company’s effort to reduce overhead by consolidating sites.

S-3 Corporation generated $954,000 in sales for the six months ended June 30, 2003 as compared to $1.23 million over the same period in 2002, representing a decrease of $271,000 or 22%.  The decrease resulted from substantial completion of a development contract with NCR Corporation during the first quarter of 2003.

In May 2003, the Company and its primary lender (Bank of America, N.A.) executed a new loan agreement to refinance the Company’s revolving loan on substantially more favorable terms, including a reduction in interest rate from prime plus 200 basis points to a maximum of prime plus 50 basis points.  The new facility includes a $15.0 million three-year term loan, which matures in March 2006, and a $4.0 million revolving line of credit which matures April 30, 2004.  Interest is due monthly and principal is payable in quarterly installments of $750,000 starting September 30, 2003.

As further discussed under the heading “Liquidity and Capital Resources,” cash available for use in the Company’s United States ATM network was increased from $30.0 million to $50.0 million in April 2003.  The cash is made available to the Company by a trust that raises cash for this purpose by issuing commercial paper.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales of each item on the Consolidated Statements of Operations (see page 3 of this quarterly report Form 10-Q).

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Sales	100.0%	100.0%	100.0%	100.0%
Sales discounts	17.9	17.0	17.5	16.8
Net sales	82.1	83.0	82.5	83.2
Cost of sales	51.4	49.1	51.3	49.3
Selling, general and administrative	31.6	25.7	31.5	25.8
Operating income (loss)	(0.9)	8.2	(0.3)	8.1
Interest expense, net	1.9	1.0	2.0	1.2
Other expense, net	0.3	0.2	—	0.5
Minority interest	—	—	0.2	—
Income (loss) from continuing operations before income taxes	(3.1)	7.0	(2.1)	6.4
Provision (benefit) for income taxes	(1.2)	2.3	(0.9)	2.3
Income (loss) from continuing operations	(1.9)	4.7	(1.2)	4.1
Loss from discontinued operations	—	—	(0.6)	—
Net income (loss)	(1.9)%	4.7%	(1.8)%	4.1%

Three and Six Months ended June 30, 2003 Compared to Three and Six Months ended June 30, 2002

For the three and six month periods ended June 30, 2003, consolidated net sales increased by $2.5 million (14.3%) and $4.1 million (11.8%), respectively as compared to the same periods in 2002. These increases were due primarily to ATM unit expansion and higher pricing throughout the Company’s ATM network.

Net sales from the Company’s ATM business increased to $8.8 million and $16.1 million for the quarter and six months ended June 30, 2003, an increase of 60.0% and 56.2% respectively from the same periods in 2002. The Company experienced these significant increases in ATM net sales due to (1) the addition of ATM machines and increased withdrawal transactions, (2) an increase in net revenue per transaction, and (3) sales of ATM machines.  As of June 30, 2003, the Company had 594 or 22% more ATM machines in operation than at June 30, 2002.  Withdrawal transactions increased 26% to 3.9 million for the quarter ended June 30, 2003 from 3.1 million for the second quarter of 2002.  For the six months ended June 30, 2003, withdrawal transactions also increased 26% to 7.3 million, from 5.8 million for the first six months of 2002.  Gross surcharge (convenience fee) revenue per transaction increased 20% to $2.08 for the quarter ended June 30, 2003 from $1.73 for the second quarter of 2002, and also increased 20% for the six months ended June 30, 2003 to $2.07 from $1.73 for the first six months of 2002.  In addition, the Company had sales of ATM machines of $674,000 and $1.0 million in the second quarter and first six months of 2003, respectively.  The Company did not have any sales of ATM machines in the first six months of 2002.

Photocopy net sales were down $0.5 million (4.5%) and $1.4 million (6.2%) for the quarter and six months ended June 30, 2003, respectively, as compared to the same periods in 2002.  Overall copy volumes decreased by 8.9% for the second quarter of 2003 compared to the second quarter of 2002, and decreased by 10.7% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  During the second quarter of 2003 the average number of billed units decreased to 27,098 from 28,595 during the second quarter of 2002, a 5% decrease.  During the first six months of 2003 the average number of billed units decreased to 27,471, from 28,915 during the first six months of 2002, a 5% decrease.  The average copies per billed unit for the quarter also declined, to 8,540 in the second quarter of 2003 from 8,884 in the second quarter of 2002, a 4% decrease.  The average copies per billed unit for the first six months also declined, to 16,667 in the first six months of 2003 from 17,739 in the first six months of 2002, a 6% decrease.  The Company believes that the decrease in average copies per unit is attributable primarily to a decline in demand caused by advances in electronic media and increasing availability of printers and copiers in the home.  The Company has responded to this decrease by eliminating certain lower-volume, unprofitable photocopy locations.  The decrease was partially offset by price increases.  The average price per copy increased to $0.059 and $0.058 for the three and six month periods ending June 30, 2003 from $.056 for the same periods in 2002, an increase of 5.3% for the three months of 3.6% for the six months ended June 30, 2003.  Cumulative net sales per billed unit increased to $409.79 for the second quarter 2003 from $406.67 for the same period in 2002 as a result of the price increase.  For the six months ending June 30, 2003 cumulative net sales per billed unit decreased to $793.56 from $804.06 in the same period 2002 as a result of the overall decline in copy volume.

A billed unit is a unit that has generated an invoice during the month.  Due to the timing of installations, removals, or maintenance during any given billing period, billed units may differ slightly from the average number of units installed during a billing period.  The differences in units billed and the average number of units installed during a billing period does not result in material timing differences.

S-3 Corporation generated $352,000 and $954,000 in sales from contracted software engineering services for the quarter and six months ended June 30, 2003 compared with $586,000 and $1.23 million generated for the same periods in 2002.  The decrease resulted from substantial completion of a development contract with NCR Corporation during the first quarter of 2003.

Sales discounts are the portion of revenue retained by retail customers and are based on revenues generated or transaction volumes.  Sales discounts as a percentage of sales (excluding sales of ATM machines) were 17.5% and 17.2% for the quarter and six months ended June 30, 2003, respectively, compared to 17.9% and 17.5% for the comparable periods in 2002.  Sales discounts in the ATM business decreased to 17.4% of sales (excluding sales of ATM machines) for the second quarter of 2003 from 18.4% for the second quarter of 2002 as a result of a decrease in the number of high discount contracts.  For the first six months, sales discounts in the ATM business have increased to 17.0% in 2003 from 16.9% in 2002.  Sales discounts in the photocopy business have decreased to 18.1% for the second quarter of 2003 from 18.5% for the second quarter of 2002.  For the first six months, sales discounts in the photocopy business have decreased to 18.0% in 2003 from 18.5% in 2002.  The decreases in sales discounts in the photocopy business are due primarily to moving customers to lower discount programs based upon review of their actual usage.  The reduced discounts as a percentage of sales provide the Company better recovery on the cost of low volume photocopiers.

Costs of sales as a percentage of revenue decreased to 49.1% for the quarter ended June 30, 2003 from 51.4% for the second quarter of 2002, and decreased to 49.3% for the first six months of 2003 from 51.3% for the first six months of 2002.

Cost of sales in the ATM business increased by $1.3 million for the second quarter and by $2.4 million for the first six months of 2003.  The increase includes $681,000 in the second quarter and $990,000 in the first six months of 2003 for the cost of ATM machines sold and related commissions.  Cost of sales in the ATM business decreased as a percentage of sales to 48.2% for the second quarter of 2003 from 56.2% for the second quarter of 2002, and decreased to 48.5% for the first six months of 2003 from 56.0% for the first six months of 2002.  These percentage decreases resulted primarily from increases in revenue per transaction.  Excluding the cost of ATM machines sold and related commissions, cost of sales in the ATM business decreased to $1.12 and $1.15 per transaction for the second quarter and first six months of 2003, respectively, as compared to $1.20 per transaction in the second quarter and first six months of 2002.

Cost of sales for the photocopy business in the second quarter of 2003 decreased by $521,000 as compared to the same period in 2002 and $1.1 million for the first six months of 2003 as compared to the same periods in 2002.  As a percentage of sales, photocopy cost of sales decreased to 48.4% for the second quarter of 2003 from 49.6% for the second quarter of 2002, and decreased to 49.1% for the first six months of 2003 from 49.7% for the first six months of 2002.  The $521,000 decrease in photocopy cost of sales was caused primarily by a reduction of materials costs.  The decrease in the first six months of 2003 was primarily due to a $700,000 reduction in labor, most of which occurred during the first quarter.  On a per-copy basis, cost of sales increased slightly, to $.029 in the first six months of 2003 from $.028 in the first six months of 2002 primarily due to the lack of linear relationship between reductions in transaction volume and reductions in certain costs.

Selling, general and administrative costs decreased $546,000 for the second quarter and $1.2 million for the first six months of 2003 as compared to the same periods in 2002. These costs as a percentage of sales decreased to 25.7% from 31.6% for the quarter and decreased to 25.8% from 31.5% for the first six months of 2003 as compared to the comparable periods last year.   The decreases are primarily due to reductions in labor costs.  At the beginning of the third quarter 2002, the Company determined that it was overstaffed for current business demands and began a reduction in force throughout its operations. The United States reduction in force took place primarily in the second half of 2002; the United Kingdom reduction in force took place in the first quarter of 2003.  The result of these reductions was a decrease in selling, general and administrative labor of $771,000 for the quarter ended June 30, 2003 and $1.37 million for the six months ended June 30, 2003, as compared to the same periods in 2002.

Interest expense decreased $164,000 and $278,000 for the three and six month periods ending June 30, 2003 compared to the same periods in 2002.  The decrease in interest expense is due primarily to reduced interest rates on the Company’s bank borrowings.  Interest on bank borrowings during the first six months of 2003 ranged from 4.52% to 6.25%, down from a range of 6.75% to 8.25% during the first six months of 2002.  Outstanding bank borrowings during the six months ended June 30, 2003 ranged from $14.1 million to $17.3 million, compared to a range of $20.1 million to $21.8 million during the six months ended June 30, 2002.  The decrease in bank borrowings was partially offset by an increase in obligations under capital leases to $5.5 million at June 30, 2003, from $100,000 at June 30, 2002.

Other expense for the six months ended June 30, 2003 relates to losses on disposal of certain photocopiers and ATM machines removed from service in the United Kingdom offset by a refund for expenses incurred during 2000.

The Company's effective tax rate for the quarter ended June 30, 2003 was 33.0%, resulting in an income tax provision of $566,000, compared to an effective tax rate of 40.1% and an income tax benefit of $270,000 for the same period in 2002. The effective tax rate for the six months ended June 30, 2003 was 36.0%, resulting in an income tax provision of $1.073 million compared to an effective tax rate of 34.8% and an income tax benefit of $396,000 for the same period in 2002.

A reconciliation of the income tax provision (benefit) for the three and six months ended June 30, 2002 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Components of Effective Tax Rate	2002	2003	2002	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Pretax Book Income	34.00%	34.00%	34.00%	34.00%

State Tax Net of Federal Benefit	4.80	3.35	4.80	3.23
Nondeductible Expenses	(0.40)	0.22	(0.40)	0.56
Foreign Rate Differential	3.26	1.24	(2.34)	0.48
PY Perm True-Up	0.00	0.00	0.00	0.00
Change in Valuation Allowance	(0.76)	(6.40)	(0.46)	(2.79)
Other	0.00	0.00	0.00	0.00
Intercompany Interest US/UK	(0.80)	0.61	(0.80)	0.48

Total Effective Tax Rate	40.10%	33.02%	34.80%	35.95%

For the six months ended June 30, 2003, the Company had net income of $1.9 million, compared to a net loss of $741,000 for the six months ended June 30, 2002.  This improvement is primarily attributable to $2.7 million in increased gross profits and a $1.2 million reduction in selling, general and administrative expense, less the increase of $1.5 million in the provision for income taxes.

Liquidity and Capital Resources

During the six months ended June 30, 2003, TRM generated $6.3 million in cash flows from operations as compared to $2.9 million for the same period in 2002.  The Company has a working capital deficit that decreased to $343,000 at June 30, 2003 from $1.9 million at December 31, 2002.  Cash flows from the Company’s operating activities in the first six months of 2003 have allowed the Company to pay the litigation settlement accrued at the end of 2002, reduce long-term debt and reduce the working capital deficit by $1.6 million.

In May 2003, the Company and its primary lender (Bank of America, N.A.) executed a new loan agreement to refinance the Company’s revolving loan on substantially more favorable terms, including a reduction in interest rate from prime plus 200 basis points to a maximum of prime plus 50 basis points.  The new facility includes a $15,000,000 three year term loan, which matures in March 2006, and a $4,000,000 revolving line of credit which matures April 30, 2004.  Interest is due monthly and principal is payable in quarterly installments of $750,000 starting September 30, 2003.

In April 2003, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (DZ Bank) approved a request to increase cash available for use in TRM’s USA ATM network from $30.0 million to $50.0 million.  The additional $20.0 million cash facility is available to support continued growth in the Company’s ATM network as may be needed from time to time.

On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as Administrator. By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created.  Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  The purpose of the Trust is to provide cash to be placed in the Company’s ATM machines (“Vault Cash”), through accessing commercial paper markets.  Undivided interests in the Trust (“Certificates”) are sold to individuals and entities, and the liability of repaying or redeeming the Certificates resides with the Trust. The Trust has the ability to sell the Certificates, borrow and repay funds and make other payments under the Loan and Servicing Agreement, and to engage the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.  Any risk with regard to the Trust or the ability of the Trust to repay the Certificates resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $15,000) and with Autobahn Funding Company LLC (equity investor in the amount of $1,485,000) in the Trust, rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Both GSS Holdings and Autobahn Funding Company LLC are parties related to DZ Bank and are independent of the Servicer and the Company.

As borrower under the Loan and Servicing Agreement, the Trust, including its equity holders, is the sole obligor for repayment of commercial paper holders.  In the event that the Liquidity Providers (currently DZ Bank serves as both Liquidity Agent and Liquidity Provider) would be required to provide monies, the Trust would be obligated to the Liquidity Provider for repayment of monies advanced under the Liquidity Purchase Agreement.  The obligation of the Trust is backed 97%  by cash in the ATM network and 3% by equity investment in the Trust.

When the Vault Cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs. The Vault Cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Certificateholders.  At no time do the Certificateholders have recourse against the Servicer under the Loan and Servicing Agreement.  The Company maintains standby letters of credit totaling $1.65 million at June 30, 2003 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe during delivery to ATM machines, and as a bailee, TRM ATM maintains insurance on behalf of the Trust for the time that the cash is in ATM machines.  TRM ATM has chosen to purchase insurance policies from A.M. Best rated insurance carriers in the amount of $1.95 million, with a deductible of $5,000 to $10,000 per incident, depending on the type of ATM locations.  In a similar fashion, the banks and armored car carriers maintain insurance to cover losses of cash due to theft while in the possession of those respective parties.  TRM ATM has assumed the risk of the insurance deductible, which is not considered significant or material.  The Company has a reserve recorded in its financial statements at December 31, 2002 and June 30, 2003 for deductible payments and losses that were not large enough to qualify for insurance coverage amounting to $10,000.  The commercial paper facility matures in 2007.

The Trust incurs expenses, including lending bank’s program fees, correspondent banks’ analysis fees, servicing agent fees, certificate yield payment fees, discounts on the Trust’s commercial paper borrowings, and collateral agent fees.  As Servicer, TRM ATM reimburses the Trust for all such expenses except for the servicing agent fees that are retained by TRM ATM.  All of the TRM ATM convenience and interchange revenues are deposited by the ATM transaction processor into a primary deposit account owned by the Trust on a daily basis.  These deposits are considered collateral for ensuring that all Trust expenses to be reimbursed by TRM ATM are funded on a monthly basis.  Once a month, the Trust automatically transfers an amount, equal to the reimbursable fees owed by TRM ATM, into a secondary account, also owned by the Trust.  From this secondary account, the Trust then disburses payments directly to the appropriate parties in payment of the Trust’s expenses noted above.  After ensuring that TRM ATM has sufficiently funded its reimbursements to the Trust, TRM ATM, as Servicer has authority to transfer convenience and interchange revenues remaining in the Trust’s primary deposit account to TRM ATM.  Expenses reimbursed by TRM ATM to the Trust were $217,000 and $360,000 for the quarters ended June 30, 2002 and 2003, respectively, and $418,000 and $620,000 for the six months ended June 30, 2002 and 2003, respectively.

The Company’s United Kingdom ATM business obtains Vault Cash under an agreement with a local bank.  Vault Cash obtained under the program remains the property of the bank; however, the Company is insured against risk of loss while the cash is in or being distributed to its ATM network.

The Company expects that operations will continue for 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business.  The Company believes that its prospective needs for working capital, capital expenditures and debt service will be met from cash flows generated by operations.

A summary of the Company’s contractual commitments and obligations at June 30, 2003 is as follows:

	Payments Due by Period
Contractual obligations	Total	2003	2004-2005	2006-2007	After 5 years

Long-term bank debt	$15,079	$1,511	$6,044	$7,524	$—
Capital lease obligations	5,494	1,114	3,436	826	118
Operating leases	8,036	1,410	4,381	1,334	911

Total contractual cash obligations	$28,609	$4,035	$13,861	$9,684	$1,029

Critical Accounting Policies

The Company’s critical accounting policies for the six months ended June 30, 2003 are consistent with those discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation by business enterprises of variable interest  entities.  Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity.  The  primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company will adopt the provisions of FIN 46 in the third quarter of 2003 and is currently assessing the impact the adoption of this interpretation will have on its results of operations, financial position and cash flows. The Company believes that adoption of this interpretation will likely result in the consolidation of the TRM Inventory Funding Trust in the Company’s financial statements. As of July 1, 2003 the consolidation of the TRM Inventory Funding Trust would result in an increase in long-term assets and liabilities of $31.0 million and have no effect on its results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for the Company prospectively for contracts entered into or modified after June 30, 2003.  The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows, as the Company does not hold any derivative or hedging instruments.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not believe that adoption of SFAS No. 150 will have a material effect on its financial position, results of operations or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact its results of operations and financial condition.

Interest Rate Risk.  The Company maintains an investment portfolio that is comprised solely of money market funds.  The income earned from these money market funds is subject to changes in interest rates.  Interest income was $25,000 and $48,000 for the three and six month periods ended June 30, 2003, respectively, and $15,000 and $41,000 for the same periods in 2002, respectively.  An immediate 10% change in interest rates would not have a material effect on the Company’s net income.  Additionally, the Company is exposed to interest rate risk related to its credit facility.  The Company’s $15.0 million term loan bears interest at a variable rate.  A 10% change in the interest rate from the June 30, 2003 rate would increase or decrease the Company’s interest expense by approximately $17,000 per quarter.

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

The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.  Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  To date, the Company’s exposure to exchange rate volatility has not been significant.  Foreign exchange rate transactions resulted in a gain of $8,000 for the three months ended June 30, 2003 and a loss of $4,500 for the six months ended June 30, 2003.  Foreign exchange rate transaction losses, net of gains were $6,800 and $27,800 for the three months and six months ended June 30, 2002.

                If foreign currency rates were to fluctuate by 10% from rates at June 30, 2003, the Company’s financial position would be materially affected.  Assuming a 10 percent appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2003, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would aggregate approximately $2.6 million.  No assurance can be given that changes in foreign currency rates will not have a material impact on the Company’s results of operations in the future.

The Company does not hold or issue derivative commodity instruments or other financial instruments for trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its chief executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the chief executive officer and principal accounting officer concluded that as of June 30, 2003 the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal controls.  There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect these internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2003, at the Company’s annual meeting of shareholders, the holders of the Company’s outstanding common stock and Series A Preferred Stock took the actions described below.  As of the record date for the annual meeting, 7,059,790 shares of common stock and 1,777,778 shares of Series A Preferred Stock were issued and outstanding.  Each share of preferred stock is entitled to one vote per share and votes together with the common stock as one class.

The shareholders elected each of Edward E. Cohen, Slavka B. Glaser, and Dr. Alan D. Schreiber to serve on the Company’s Board of Directors for the next three years, and elected

Nancy Alperin and Lance Laifer to serve on the Company’s Board of Directors for one year, by the votes indicated below:

	For	Withheld
Edward E. Cohen	5,789,065	702,603
Slavka B. Glaser	5,229,883	1,261,785
Alan D. Schreiber, M.D.	5,788,933	702,735
Nancy Alperin	5,788,933	702,735
Lance Laifer	5,788,883	702,785

Daniel G. Cohen, Hersh Kozlov, Harmon S. Spolan and Kenneth Lewis Tepper will continue their terms of office as directors.

Additionally, the shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the 2003 fiscal year.  The result of the votes was 6,477,195 for and 13,723 against.  No other business came before the meeting or any adjournment thereof.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

10.1	Business Loan Agreement dated as of May 15, 2003, between Bank of America, N.A., and TRM Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)                                  Reports on Form 8-K.

Current report on Form 8-K dated May 5, 2003 reporting the Company’s results of operations for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION

Date: August 14, 2003	By:	/s/ Rebecca J. Demy
Rebecca J. Demy
Principal Accounting Officer