Form 10-Q
period 2003-09-30
TRM CORP
filed 2003-11-14
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT SEPTEMBER 30, 2003
Common Stock	7,059,790

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRM Corporation

Consolidated Balance Sheets

(In thousands)

	December 31, 2002	September 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,127	$6,917
Accounts receivable, net	6,084	5,614
Inventories, net	947	1,391
Prepaid expenses and other	778	1,369
Deferred tax asset	876	727
Total current assets	10,812	16,018
Equipment, less accumulated depreciation	67,916	64,341
Intangible assets	72	72
Other assets	1,773	1,380
Total assets	$80,573	$81,811

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,231	$1,394
Accrued expenses	7,932	6,932
Income taxes payable	3	—
Current portion of litigation settlement	1,050	—
Current portion of long-term debt	21	3,022
Current portion of obligations under capital leases	1,508	2,053
Total current liabilities	12,745	13,401

Litigation settlement	738	—
Long-term debt	16,709	11,293
Obligations under capital leases	2,579	2,905
Deferred tax liability	2,203	4,059
Other long-term liabilities	128	91
Preferred dividends payable	3,377	4,502
Total liabilities	38,479	36,251

Shareholders’ equity:
Preferred stock, no par value Authorized 5,000 shares; 1,778 shares issued and outstanding (liquidation preference $20,003)	19,798	19,798
Common stock, no par value 50,000 shares authorized; 7,060 shares issued and outstanding	19,026	19,026
Additional paid-in capital	63	63
Accumulated other comprehensive income (loss)	(738)	432
Retained earnings	3,945	6,241
Total shareholders’ equity	42,094	45,560
Total liabilities and shareholders’ equity	$80,573	$81,811

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Sales	$21,675	$24,097	$63,848	$70,877
Less discounts	3,664	4,271	11,025	12,148
Net sales	18,011	19,826	52,823	58,729
Cost of sales	10,794	10,996	32,439	34,032
Gross profit	7,217	8,830	20,384	24,697
Selling, general and administrative expense	6,375	6,061	19,641	18,124
Operating income	842	2,769	743	6,573
Interest expense	357	232	1,202	800
Other expense, net	242	166	243	428
Income (loss) before minority interest	243	2,371	(702)	5,345
Minority interest in losses of consolidated subsidiary	—	—	72	—
Income (loss) from continuing operations before income taxes	243	2,371	(630)	5,345
Provision (benefit) for income taxes	61	851	(336)	1,924
Income (loss) from continuing operations	182	1,520	(294)	3,421
Loss from discontinued operations	—	—	(264)	—
Net income (loss)	$182	$1,520	$(558)	$3,421

Basic and diluted per share information:
Income (loss) from continuing operations	$182	$1,520	$(294)	$3,421
Preferred stock dividends	(375)	(375)	(1,127)	(1,125)
Income (loss) from continuing operations available to common shareholders	$(193)	$1,145	$(1,421)	$2,296

Weighted average common shares outstanding	7,060	7,060	7,060	7,060
Dilutive effect of stock options	—	419	—	151
Weighted average common shares outstanding, assuming dilution	7,060	7,479	7,060	7,211
Basic income (loss) per share:
From continuing operations	$(.03)	$.16	$(.20)	$.33
From discontinued operations	—	—	(.04)	—
Net income (loss)	$(.03)	$.16	$(.24)	$.33
Diluted income (loss) per share:
From continuing operations	$(.03)	$.15	$(.20)	$.32
From discontinued operations	—	—	(.04)	—
Net income (loss)	$(.03)	$.15	$(.24)	$.32

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(unaudited)
(In thousands)

	Comprehensive Income					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

		Preferred		Common
		Shares	Amounts	Shares	Amounts

Balances, December 31, 2002		1,778	$19,798	7,060	$19,026	$63	$(738)	$3,945	$42,094
Comprehensive income
Net income	$3,421	—	—	—	—	—	—	3,421	3,421
Other comprehensive income:
Foreign currency translation adjustment	1,170	—	—	—	—	—	1,170	—	1,170
Comprehensive income	$4,591
Preferred stock dividends		—	—	—	—	—	—	(1,125)	(1,125)
Balances, September 30, 2003		1,778	$19,798	7,060	$19,026	$63	$432	$6,241	$45,560

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2003
Operating activities:
Net income (loss)	$(558)	$3,421
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restricted cash	(400)	—
Depreciation and amortization	7,183	7,359
Minority interest in losses of consolidated subsidiary	(72)	—
Other	46	(12)
Loss on disposal of equipment and vehicles	493	687
Changes in items affecting operations:
Accounts receivable	(593)	421
Inventories	690	(367)
Income tax receivable	(165)	—
Prepaid expenses and other	142	(593)
Accounts payable	(3,773)	(888)
Accrued expenses	199	(941)
Deferred tax liability	731	1,901
Litigation settlement	—	(1,738)
Total operating activities	3,923	9,250
Investing activities:
Proceeds from sale of equipment	916	477
Capital expenditures	(3,367)	(1,074)
Other	(341)	(41)
Total investing activities	(2,792)	(638)
Financing activities:
Borrowings on line of credit	15,042	8,128
Repayment of line of credit	(17,074)	(24,772)
Borrowings on term loan	—	14,228
Principal payments on capital lease obligations	(74)	(1,328)
Purchase of minority interest	(60)	—
Total financing activities	(2,166)	(3,744)
Effect of exchange rate changes	1,801	(78)
Net increase in cash and cash equivalents	766	4,790
Beginning cash and cash equivalents	1,598	2,127
Ending cash and cash equivalents	$2,364	$6,917

Supplemental disclosure of non-cash transactions:
Disposal of assets under a non-cash sales agreement:
Current assets	$31	$—
Non-current assets	3,307	—
Negative goodwill recorded	227	—
Minority interest eliminated	3,565	—
Assets acquired under capital lease obligations	2,559	1,915
ATMs transferred to inventory from fixed assets	—	1,474

See accompanying notes to consolidated financial statements.

TRM Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.                                       Interim Financial Data

The consolidated financial statements of TRM Corporation and its subsidiaries (collectively, “TRM” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.  These consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ended December 31, 2003.

2.                                       Financial Statements Reclassification

Reclassifications have been made to amounts in prior years to conform to the current year presentation.  These changes had no effect on previously reported results of operations or shareholders’ equity.

3.                                       Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are based on the weighted average number of shares outstanding during each period, with diluted including the effect of potentially dilutive securities. In calculating basic net income (loss) per share, dividends for preferred stock are deducted to arrive at income (loss) available for common shareholders. For diluted net income (loss) per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock unless such conversion is antidilutive. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three and nine months ended September 30, 2003, approximately 1,173,000 of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been antidilutive.  For the three and nine months ended September 30, 2002, all of the Company's stock options were excluded from the calculation as exercise prices were greater than the average share price of the common shares.  In addition, preferred stock convertible into approximately 1,333,000 common shares was excluded from the calculation because its inclusion would also have been antidilutive.  These options and preferred stock could be dilutive in the future.

For the third quarter 2003, the Company's Board of Directors approved issuance of a dividend payment in the amount of $375,000 related to its Series A Preferred Shares, which equates to $.05 per fully diluted share.  This payment was made in October 2003 pursuant to a waiver from Bank of America, N.A.

4.                                       Inventories (in thousands):

	December 31, 2002	September 30, 2003
		(unaudited)
Parts	$934	$809
ATMs held for resale	—	562
Paper	5	7
Toner and developer	8	13
Total	$947	$1,391

5.                                       Long-term Debt

In May 2003, the Company and its primary lender (Bank of America, N.A.) executed a new loan agreement refinancing the Company’s existing revolving loan.  The new facility includes a $15.0 million term loan maturing in March 2006, and a $4.0 million revolving line of credit maturing April 30, 2004.

As of September 30, 2003, the Company had a balance of $14.25 million outstanding pursuant to the term loan.  Interest is due monthly on the term loan, and principal is payable in quarterly installments of $750,000 with the remaining balance due in full March 2006.  Interest on the term loan is at the bank’s prime rate plus 0.0% to 0.5% depending on the Company’s Leverage Ratio as defined in the loan agreement.  The Company also has the option of electing an alternative interest rate based on the bank’s LIBOR or IBOR rates.  As of September 30, 2003, interest on $13,000,000 of the term loan was at 3.77%, and interest on the remaining $1,250,000 was at 4.00%.

As of September 30, 2003, the Company did not have any outstanding borrowings under the revolving line of credit.  However, the bank had issued standby letters of credit on the Company’s behalf that totaled $1.65 million as of September 30, 2003, reducing the balance available under the line of credit to $2.35 million. As described in the “Liquidity and Capital Resources” section of Item 2 of this report, these standby letters of credit guarantee the Company’s performance as Servicer for the TRM Inventory Funding Trust.

As of September 30, 2003 the Company was in compliance with all of its debt covenants.

6.                                       Employee Stock Options

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

Three Months Ended September 30,

Nine Months Ended September 30,

	2002	2003	2002	2003

Net income (loss), as reported	$182	$1,520	$(558)	$3,421
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(131)	(121)	(170)
Pro forma net income (loss)	$142	$1,389	$(679)	$3,251
Net income (loss) per share - basic:
As reported	$(.03)	$.16	$(.24)	$.33
Pro forma	$(.03)	$.14	$(.26)	$.30
Net income (loss) per share - diluted:
As reported	$(.03)	$.15	$(.24)	$.32
Pro forma	$(.03)	$.14	$(.26)	$.30

7.                                       Segment Reporting (in thousands)

The Company has three reportable segments:  Photocopy, Automated Teller Machines (ATM) and software development.  Photocopy owns and maintains self-service photocopiers in retail establishments.  ATM owns and operates ATM machines in retail establishments and began selling ATM machines in 2003. The software development business develops software to deliver products and services through ATMs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net sales:
Photocopy	$10,918	$10,514	$34,168	$32,315
ATM	6,238	9,265	16,575	25,414
Software development	855	47	2,080	1,000
	$18,011	$19,826	$52,823	$58,729

Income (loss) before interest, taxes and minority interest:
Photocopy	$893	$1,141	$2,676	$4,016
ATM	(576)	1,837	(2,700)	2,720
Software development	283	(375)	260	(591)
	$600	$2,603	$236	$6,145

Reconciliation of total income before interest, taxes, and minority interest to consolidated income (loss) from continuing operations before income taxes follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Income before interest, taxes, and minority interest	$600	$2,603	$236	$6,145
Interest expense	(357)	(232)	(1,202)	(800)
Minority interest in losses of consolidated subsidiary	—	—	72	—
Add back loss from discontinued operations included in software development segment	—	—	264	—
Income (loss) from continuing operations before income taxes	$243	$2,371	$(630)	$5,345

8.                                       New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation by business enterprises of variable interest  entities.  Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity.  The  primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  FIN 46 is to be applied immediately to variable interest entities created after January 31, 2003, and originally was to be applied in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  However, in October 2003, the FASB issued a FASB Staff Position deferring the effective date for applying certain provisions of FIN 46.  According to the FASB Staff Position, a public entity need not apply the provisions of FIN 46 to an interest held in a VIE until the end of the first interim or annual period ending after December 15, 2003, if the VIE was created before February 1, 2003 and the public entity has not issued financial statements reporting that VIE in accordance with FIN 46 other than in certain required disclosures.  The Company intends to adopt the provisions of FIN 46 as of December 31, 2003, and is currently assessing the impact the adoption of this interpretation will have on its results of operations, financial position and cash flows. The Company believes that adoption of this interpretation will result in the consolidation of the TRM Inventory Funding Trust in the Company’s financial statements. As of September 30, 2003, the consolidation of the TRM Inventory Funding Trust would result in increases in long-term assets of $32.9 million, long-term liabilities of $31.4 million, and minority interest of $1.5 million, and would have no effect on the Company’s results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging

Activities.”  SFAS No. 149 became effective for the Company prospectively for contracts entered into or modified after June 30, 2003.  The adoption of this statement has not had a material impact on the Company’s results of operations, financial position or cash flows, as the Company does not hold any derivative or hedging instruments.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 has not had a material effect on the Company’s financial position, results of operations or cash flows, as the Company does not hold any of this type of instrument.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information in this Form 10-Q that is not historical in nature, including information about the Company’s goals, plans and expectations regarding expansion, capital expenditures, expanding the ATM business, revenues from the ATM business becoming a higher percentage of overall revenue, financing of capital expenditures and future cash flows from operations, constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We are including this statement for the purpose of invoking the safe-harbor protection of these sections.  These forward-looking statements are based on the belief of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management.  Factors that could cause the actual results to differ materially from the forward-looking statements include, but are not limited to:  business conditions in the market areas in which the Company operates, competitive factors, customer demand for the Company’s services, the Company’s ability to execute its plans in each business segment successfully, the ability of the Company to successfully negotiate and enter into additional financing arrangements on favorable terms, the Company’s ability to expand its current relationships with retailers and broaden its distribution network, and the volatility of paper costs.  Many of these factors are not within the Company’s control.  Any forward-looking statements should be considered in light of these factors as well as risk factors and business conditions discussed in the Company’s Form 10-K for the year ended December 31, 2002.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

General

TRM Corporation and its subsidiaries (collectively, “TRM” or the “Company”) currently provide financial services and photocopy resources to consumers through an in-store retail network of approximately 30,000 locations.  Financial services consist of surcharge based cash delivery and bank account balance inquiries through both owned and leased ATM/cash machines. The Company also provides certain specialized software engineering focused upon ATM/cash machine operations and communications.

In September 2003, the Company’s ATM network had a total of 3,352 revenue-generating machines deployed throughout the United Kingdom and United States, representing an increase of 549 ATM machines (or 19.6%) when compared to the same month in 2002.  The ATM operations produced net sales of $25.4 million during the first nine months of 2003, an increase of $8.8 million (or 53.3%) as compared to the same period in the prior year.  The Company believes that revenues generated from services delivered through its ATM network will represent a greater percentage of overall net sales in the future.

At September 30, 2003, the Company had a total of 26,603 billed units in the United States, Canada and the United Kingdom, a decrease of 2,870 billed units (or 9.7%) when compared to the same month in 2002.  Photocopy net sales were $32.3 million for the nine months ended September 30, 2003, down from $34.2 million during the same period in 2002.  The decreases in the number of photocopiers and net sales was caused primarily by the elimination of unprofitable sites.

The Company maintains and operates a number of service centers throughout the United States, Canada, and the United Kingdom to support its photocopy and ATM networks.  As of September 30, 2003 the Company had 14 service centers in the United States, 4 in Canada and 1 in the United Kingdom.  This represented a decrease of 22 service centers when compared to the same date in 2002 and was the result of the Company’s effort to reduce overhead by consolidating sites.

The Company’s software development segment generated $1.0 million in sales for the nine months ended September 30, 2003 as compared to $2.1 million for the same period in 2002, representing a decrease of $1.1 million or 52.4%. The decrease resulted from substantial completion of a development contract with NCR Corporation during the first quarter of 2003.

As further discussed under the heading “Liquidity and Capital Resources,” cash available for use in the Company’s United States ATM network was increased from $30.0 million to $50.0 million in April 2003.  The cash is made available to the Company by a trust that raises cash for this purpose by accessing commercial paper markets.

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

Interest is due monthly.  Principal of the term loan is payable in quarterly installments of $750,000, with the remaining balance due in full March 2006.

For the third quarter 2003, the Company’s Board of Directors approved issuance of a dividend payment in the amount of $375,000 related to its Series A Preferred Shares, which equates to $.05 per fully diluted share.  This payment was made in October 2003 pursuant to a waiver from Bank of America, N.A.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales of each item on the Consolidated Statements of Operations (see page 3 of this quarterly report on Form 10-Q).

	Three Months Ended September 30,		Nine Months Ended September 30
	2002	2003	2002	2003
Sales	100.0%	100.0%	100.0%	100.0%
Sales discounts	16.9	17.7	17.3	17.1
Net sales	83.1	82.3	82.7	82.9
Cost of sales	49.8	45.6	50.8	48.0
Selling, general and administrative expense	29.4	25.2	30.7	25.6
Operating income	3.9	11.5	1.2	9.3
Interest expense	1.7	1.0	1.9	1.2
Other expense, net	1.1	0.7	0.4	0.6
Minority interest in losses of consolidated subsidiary	—	—	(0.1)	—
Income (loss) from continuing operations before income taxes	1.1	9.8	(1.0)	7.5
Provision (benefit) for income taxes	0.3	3.5	(0.5)	2.7
Income (loss) from continuing operations	0.8	6.3	(0.5)	4.8
Loss from discontinued operations	—	—	(0.4)	—
Net income (loss)	0.8%	6.3%	(0.9%)	4.8%

Three Months ended September 30, 2003 Compared to Three Months ended September 30, 2002

For the three months ended September 30, 2003, consolidated net sales increased by $1.8 million (10.1%) as compared to the same period in 2002. This increase was due primarily to ATM unit expansion and higher pricing throughout the Company’s ATM network.

The Company’s ATM business derives revenues from operating ATM machines and, beginning in 2003, from sales of ATM machines.  Net sales from the Company’s ATM business increased to $9.3 million for the quarter ended September 30, 2003, an increase of 48.5% from the same period in 2002. The Company experienced this significant increase in ATM net sales due to (1) the addition of ATM machines and increased withdrawal transactions, (2) an increase in net revenue per transaction, and (3) sales of ATM machines.  As of September 30, 2003, the Company had 549 more ATM machines in operation than at September 30, 2002, a 19.6% increase.  Withdrawal transactions increased 20.1% to 4.1 million for the quarter ended September 30, 2003 from 3.4 million for the third quarter of 2002.  Gross revenue from ATM operations per transaction increased 14.9% to $2.55 for the quarter ended September 30, 2003, from $2.22 for the third quarter of 2002.  The increase in revenue per transaction is a result of increases in the withdrawal fee per transaction on a substantial portion of the Company’s ATM machines starting in the second half of 2002 and continuing into 2003.  In addition, the Company had sales of ATM machines of $865,000 in the third quarter of 2003.  The Company did not have any sales of ATM machines in 2002.

Photocopy net sales were down by $404,000 (3.7%) for the quarter ended September 30, 2003, as compared to the same period in 2002.  Overall copy volumes decreased by 12.6% for the third quarter of 2003 compared to the third quarter of 2002.  During the third quarter of 2003 the average number of billed units decreased to 26,665 from 28,485 during the third quarter of 2002, a 6.4% decrease.  The average copies per billed unit for the quarter also declined, to 7,625 in the third quarter of 2003 from 8,170 in the third quarter of 2002, a 6.7% decrease.  The Company believes that the decrease in average copies per unit is attributable primarily to a decline in demand caused by advances in electronic media and increasing availability of printers and copiers in the home.  The Company has responded to this decrease by eliminating certain lower-volume, unprofitable photocopy locations.  The decrease in average copies per unit was partially offset by price increases.  The average sales price per copy increased to $.063 for the three-month period ended September 30, 2003 from $.057 for the same period in 2002, an increase of 10.5%.  Cumulative net sales per billed unit increased to $394 for the third quarter 2003 from $383 for the same period in 2002 as a result of price increases that outpaced the decline in per-copier volume.

A billed unit is a photocopier that has generated an invoice during the month. Due to the timing of installations, removals, or maintenance during any given billing period, billed units may differ slightly from the average number of units installed during a billing period. The differences in units billed and the average number of units installed during a billing period does not result in material timing differences.

S-3 Corporation generated $47,000 in sales (0.2% of net sales) from contracted software engineering services for the quarter ended September 30, 2003 compared with $855,000 (4.8% of net sales) generated for the same period in 2002.  The decrease resulted from substantial completion of a development contract with NCR Corporation during the first quarter of 2003.

Sales discounts are the portion of revenue retained by retail customers and are based on revenues generated or transaction volumes.  Sales discounts as a percentage of sales (excluding sales of ATM machines) were 18.4% for the quarter ended September 30, 2003, compared to 17.3% for the third quarter of 2002.  Sales discounts in the ATM business increased to 19.3% of sales (excluding sales of ATM machines) for the third quarter of 2003 from 17.2% for the third quarter of 2002 as a result of the transaction volume based discount structure for retail customers.  This structure provides the customer with a higher revenue percentage as the transaction volume per ATM machine increases.  Sales discounts in the photocopy business have decreased to 17.7% for the third quarter of 2003 from 17.8% for the third quarter of 2002.  The decrease in sales discounts in the photocopy business are due primarily to moving customers to lower discount programs based upon review of their actual usage.  The reduced discounts as a percentage of sales provide the Company better recovery on the cost of low volume photocopiers.

Costs of sales as a percentage of revenue decreased to 45.6% for the quarter ended September 30, 2003 from 49.8% for the same quarter of 2002.

Cost of sales in the ATM business increased by $668,000 for the third quarter of 2003.  The increase includes $626,000 for the cost of ATM machines sold and related commissions.  Cost of sales in the ATM business (excluding sales and cost of ATM machines sold) decreased as a percentage of sales to 38.6% for the third quarter of 2003 from 52.8% for the third quarter of 2002.  This percentage decrease resulted from increases in revenue per transaction in addition to a decrease in per transaction cost due primarily to renegotiation of certain processing contracts.  Excluding the cost of ATM machines sold and related commissions, cost of sales in the ATM business decreased to $.98 per transaction for the third quarter of 2003, as compared to $1.17 per transaction in the third quarter of 2002.

Cost of sales for the photocopy business in the third quarter of 2003 decreased by $292,000 as compared to the same period in 2002.  As a percentage of sales, photocopy cost of sales was 49.0% for both the third quarter of 2003 and the third quarter of 2002.  The decrease in photocopy cost of sales in the third quarter of 2003 was primarily a reduction in labor costs.  On a per-copy basis, cost of sales increased to $.031 in the third quarter of 2003 from $.028 in the third quarter of 2002.  This per copy increase was primarily due to the lack of linear relationship between the reduction in transaction volume and reductions in certain costs.

Selling, general and administrative costs decreased by $314,000 for the third quarter of 2003 as compared to the same period in 2002.  These costs as a percentage of sales decreased to 25.2% from 29.4% for the quarter as compared to the comparable period last year.  The decrease is primarily due to reductions in labor costs.  At the beginning of the third quarter 2002, the Company determined that it was overstaffed for current business demands and began a reduction in force throughout its operations.  The United States reduction in force took place primarily in the second half of 2002; the United Kingdom reduction in force took place in the first quarter of 2003.  The result of these reductions was a decrease in selling, general and administrative labor of $472,000 for the quarter ended September 30, 2003, as compared to the third quarter of 2002.

Interest expense decreased by $125,000 for the three month period ended September 30, 2003 compared to the same period in 2002.  The decrease in interest expense is due primarily to reduced interest rates and principle reductions in the Company’s bank borrowings.  Interest on bank borrowings during the third quarter of 2003 ranged from 3.77% to 4.52%, down from a range of 6.25% to 6.75% during the third quarter of 2002.  Outstanding bank borrowings during the quarter ended September 30, 2003 ranged from $14.3 million to $15.1 million, compared to a range of $18.6 million to $20.9 million during the third quarter ended September 30, 2002.

The Company’s effective tax rate, for the quarter ended September 30, 2003 was 35.9%, resulting in an income tax provision of $851,000, compared to an effective tax rate of 25.1% and an income tax provision of $61,000 for the same period in 2002.  The Company’s effective tax rate for the three months ended September 30, 2002 was 25.1% due to benefits from foreign losses at tax rates lower than domestic tax rates, that are not being realized in the current year.

A reconciliation of the income tax provision for the three months ended September 30, 2002 and 2003 is as follows:

	Three Months Ended September 30,
Components of Effective Tax Rate	2002	2003
	(unaudited)	(unaudited)
Federal	34.0%	34.0%

State Tax Net of Federal Benefit	2.9	3.1
Nondeductible Expenses	0.6	0.5
Foreign	(14.9)	(0.8)
Change in Valuation Allowance	2.5	(0.9)

Total Effective Tax Rate	25.1%	35.9%

Nine Months ended September 30, 2003 Compared to Nine Months ended September 30, 2002

For the nine month period ended September 30, 2003, consolidated net sales increased by $5.9 million (11.2%), as compared to the same period in 2002. This increase was due primarily to ATM unit expansion and higher pricing throughout the Company’s ATM network.

Net sales from the Company’s ATM business increased to $25.4 million for the nine months ended September 30, 2003, an increase of 53.3% from the same period in 2002. This increase is attributable to (1) the addition of ATM machines and increased withdrawal transactions, (2) an increase in net revenue per transaction, and (3) sales of ATM machines.  As of September 30, 2003, the Company had 19.6% more ATM machines in operation than at September 30, 2002.  Withdrawal transactions increased 23.9% to 11.4 million for the nine months ended September 30, 2003, from 9.2 million for the first nine months of 2002.  Gross revenue from ATM operations per transaction increased 16.1% for the nine months ended September 30, 2003, to $2.52 from $2.17 for the first nine months of 2002.  The increase in revenue per transaction is a result of increases in the withdrawal fee per transaction on a substantial portion of the Company’s ATM machines.  In addition, the Company had sales of ATM machines of $1.9 million in the first nine months of 2003.

Photocopy net sales were down $1.9 million (5.4%) for the nine months ended September 30, 2003, as compared to the same period in 2002.  Overall copy volumes decreased by 11.3% for the nine months ended September 30, 2003 compared to the nine months ended September  30, 2002.  During the first nine months of 2003 the average number of billed units decreased to 27,202 from 28,772 during the first nine months of 2002, a 5.5% decrease.  The average copies per billed unit for the first nine months also declined, to 24,307 in the first nine months of 2003 from 25,913 in the first nine months of 2002, a 6.2% decrease.  The decrease in copy volume was partially offset by price increases.  The average sales price per copy increased to $.060 for the nine-month period ended September 30, 2003 from $.056 for the same period in

2002, an increase of 7.1%.  Cumulative net sales per billed unit for the nine months ended September 30, 2003 and 2002 was $1,188 as the decline in copy volume per unit offset the increase in the average net sales price per copy.

A billed unit is a photocopier that has generated an invoice during the month. Due to the timing of installations, removals, or maintenance during any given billing period, billed units may differ slightly from the average number of units installed during a billing period. The differences in units billed and the average number of units installed during a billing period does not result in material timing differences.

S-3 Corporation generated $1.0 million in sales (1.7% of net sales) from contracted software engineering services for the nine months ended September 30, 2003 compared with $2.1 million (3.9% of net sales) generated for the same period in 2002.  The decrease resulted from substantial completion of a development contract with NCR Corporation during the first quarter of 2003.

Sales discounts are the portion of revenue retained by retail customers and are based on revenues generated or transaction volumes.  Sales discounts as a percentage of sales (excluding sales of ATM machines) were 17.6% for the nine months ended September 30, 2003, compared to 16.9% for the comparable period in 2002.  Sales discounts in the ATM business have increased to 17.9% of sales (excluding sales of ATM machines) for the nine months ended September 30, 2003 from 17.0% for the same period in 2002 as a result of the transaction volume based discount structure for retail customers.  This structure provides the customer with a higher revenue percentage as the transaction volume per ATM machine increases.  For the first nine months, sales discounts in the photocopy business have decreased to 17.9% for the same period in 2003 from 18.3% in 2002.  The decreases in sales discounts in the photocopy business are due primarily to moving customers to lower discount programs based upon review of their actual usage.  The reduced discounts as a percentage of sales provide the Company better recovery on the cost of low volume photocopiers.

Costs of sales as a percentage of revenue decreased to 48.0% for the first nine months of 2003 from 50.8% for the first nine months of 2002.

Cost of sales in the ATM business increased by $3.0 million for the first nine months of 2003.  This increase includes $1.6 million for the cost of ATM machines sold and related commissions.  Cost of sales in the ATM business (excluding sales and cost of ATM machines sold) decreased as a percentage of sales to 43.2% for the first nine months of 2003 from 54.8% for the first nine months of 2002.  This percentage decrease resulted from increases in revenue per transaction in addition to a decrease in per transaction cost due primarily to renegotiation of certain processing contracts.  Excluding the cost of ATM machines sold and related commissions, cost of sales in the ATM business decreased to $1.09 per transaction for the first nine months of 2003, as compared to $1.19 in the first nine months of 2002.

Cost of sales for the photocopy business decreased by $1.4 million for the first nine months of 2003 as compared to the same period in 2002, mostly due to a reduction of labor costs.  As a percentage of sales, photocopy cost of sales decreased to 49.1% for the first nine months of 2003 from 49.5% for the first nine months of 2002.  On a per-copy basis, cost of sales increased to $.029 in the first nine months of 2003 from $.028 in the first nine months of 2002.  The per copy increase was primarily due to the lack of linear relationship between the reduction in transaction volume and reductions in certain costs.

Selling, general and administrative costs decreased by $1.5 million for the first nine months of 2003 as compared to the same period in 2002.  These costs as a percentage of sales decreased to 25.6% from 30.7% for the first nine months of 2003 as compared to the first nine months of 2002.  The decrease is primarily due to reductions in labor costs.  The Company’s reductions in force resulted in a decrease in selling, general and administrative labor of $1.8 million for the nine months ended September 30, 2003, as compared to the same period in 2002.

Interest expense decreased by $402,000 for nine month period ended September 30, 2003 compared to the same period in 2002.  The decrease in interest expense is due primarily to reduced interest rates and principle reductions in the Company’s bank borrowings.  Interest on bank borrowings during the first nine months of 2003 ranged from 3.77% to 6.25%, down from a range of 6.25% to 8.25% during the first nine months of 2002.  Outstanding bank borrowings during the nine months ended September 30, 2003 ranged from $14.3 million to $17.4 million, compared to a range of $18.6 million to $21.9 million during the nine months ended September 30, 2002.  The decrease in bank borrowings was offset by an increase in obligations under capital leases to $5.0 million at September 30, 2003, from $2.7 million at September 30, 2002.

Other expense for the nine months ended September 30, 2003 relates to losses on disposal of certain photocopiers and ATM machines removed from service in the United Kingdom offset by a refund from a vendor related to an over billing in 2000.

The Company’s effective tax rate for the nine months ended September 30, 2003 was 36.4%, resulting in an income tax provision of $1.9 million compared to an effective tax rate of 37.6% and an income tax benefit of $336,000 for the same period in 2002.

A reconciliation of the income tax provision (benefit) for the nine months ended September 30, 2002 and 2003 is as follows:

	Nine Months Ended September 30,
Components of Effective Tax Rate	2002	2003
	(unaudited)	(unaudited)
Federal	34.0%	34.0%

State Tax Net of Federal Benefit	2.8	3.1
Nondeductible Expenses	(4.2)	0.9
Foreign	13.1	0.6
Change in Valuation Allowance	(8.1)	(2.6)

Total Effective Tax Rate	37.6%	36.0%

For the nine months ended September 30, 2003, the Company had net income of $3.4 million, compared to a net loss of $558,000 for the nine months ended September 30, 2002.  This improvement is primarily attributable to $4.3 million in increased gross profits and a $1.5 million reduction in selling, general and administrative expense, less the increased provision for income taxes.

Liquidity and Capital Resources

The Company’s ongoing funding requirements are to finance working capital and continued growth of its business, and to service its bank debt and lease obligations.  During the nine months ended September 30, 2003, TRM generated $9.3 million in cash flows from operating activities as compared to $3.9 million for the same period in 2002.  Cash flows, primarily from the Company’s operating activities, in the first nine months of 2003 have allowed the Company to pay the litigation settlement of $1.8 million accrued at the end of 2002, reduce long-term debt by $2.4 million and make capital expenditures of $1.1 million.  The Company had cash and cash equivalents of $6.9 million at September 30, 2003 compared to $2.1 million at December 31, 2002 and net working capital of $2.6 million at September 30, 2003 compared to a working capital deficit of $1.9 million at December 31, 2002.

In April 2003, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (DZ Bank) approved a request to increase cash available for use in TRM’s USA ATM network from $30.0 million to $50.0 million.  The additional $20.0 million cash facility is available to support increased demand for vault cash in the Company’s ATM network as may be needed from time to time.

On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as Administrator. By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created.  Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  The purpose of the Trust is to provide cash to be placed in the Company’s ATM machines (“Vault Cash”), through accessing commercial paper markets.  Undivided interests in the Trust (“Certificates”) are sold to individuals and entities, and the liability of repaying or redeeming the Certificates resides with the Trust. The Trust has the ability to sell the Certificates, borrow and repay funds and make other payments under the Loan and Servicing Agreement, and to engage the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.  Any risk with regard to the Trust or the ability of the Trust to repay the Certificates resides with the Trust and with GSS Holdings, Inc., as the Depositor (equity investor in the amount of $15,000) and with Autobahn Funding Company LLC (equity investor in the amount of $1,485,000), rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Autobahn Funding Company LLC is a party related to DZ Bank; both GSS Holding, Inc., and Autobahn Funding Company LLC are independent of the Servicer and the Company.

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

When the Vault Cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Certificateholders.  At no time do the Certificateholders have recourse against the Servicer under the Loan and Servicing Agreement.  The Company maintains letters of credit totaling $1.65 million at September 30, 2003 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe during delivery to ATM machines, and as a bailee, TRM ATM maintains insurance on behalf of the Trust for the time that the cash is in ATM machines.  TRM ATM has chosen to purchase insurance policies from A.M. Best rated insurance carriers in the amount of $1.95 million, with a deductible of $5,000 to $10,000 per incident, depending on the type of ATM locations.  In a similar fashion, the banks and armored car carriers maintain insurance to cover losses of cash due to theft while in the possession of those respective parties.  TRM ATM has assumed the risk of the insurance deductible, which is not considered significant or material.  The Company has a reserve recorded in its financial statements at December 31, 2002 and September 30, 2003 for deductible payments and losses that were not large enough to qualify for insurance coverage amounting to $10,000.  The commercial paper facility matures in 2007.

The Trust incurs expenses, including lending bank’s program fees, correspondent banks’ analysis fees, servicing agent fees, certificate yield payment fees, discounts on the Trust’s commercial paper borrowings, and collateral agent fees.  As Servicer, TRM ATM reimburses the Trust for all such expenses except for the servicing agent fees that are retained by TRM ATM.  All of the TRM ATM convenience and interchange revenues are deposited by the ATM transaction processor into a primary deposit account owned by the Trust on a daily basis.  These deposits are considered collateral for ensuring that all Trust expenses to be reimbursed by TRM ATM are funded on a monthly basis.  Once a month, the Trust automatically transfers an amount, equal to the reimbursable fees owed by TRM ATM, into a secondary account, also owned by the Trust.  From this secondary account, the Trust then disburses payments directly to the appropriate parties in payment of the Trust’s expenses noted above.  After ensuring that TRM ATM has sufficiently funded its reimbursements to the Trust, TRM ATM, as Servicer has authority to transfer convenience and interchange revenues remaining in the Trust’s primary deposit account to TRM ATM.  Expenses reimbursed by TRM ATM to the Trust were $236,000 and $362,000 for the quarters ended September 30, 2002 and 2003, respectively, and $655,000 and $982,000 for the nine months ended September 30, 2002 and 2003, respectively.

The Company intends to adopt the provisions of FIN 46 as of December 31, 2003, and is currently assessing the impact the adoption of this interpretation will have on its results of operations, financial position and cash flows.  The Company believes that adoption of this interpretation will result in the consolidation of the TRM Inventory Funding Trust in the Company’s financial statements.  As of September 30, 2003, the consolidation of the TRM Inventory Funding Trust would result in increases in long-term assets of $32.9 million, long-term liabilities of $31.4 million, and minority interest of $1.5 million, and would have no effect on the Company’s results of operations.

The Company’s United Kingdom ATM business obtains Vault Cash under an agreement with a local bank.  Vault Cash obtained under the program remains the property of the bank, however, the Company is insured against risk of loss while the cash is in or being distributed to its ATM network.

In May 2003, the Company and its primary lender (Bank of America, N.A.) executed a new loan agreement to refinance the Company’s revolving loan on substantially more favorable terms, including a reduction in interest rate from prime plus 200 basis points to a maximum of prime plus 50 basis points.  The new facility includes a $15.0 million three-year term loan, which matures in March 2006, and a $4.0 million revolving line of credit which matures April 30, 2004. Interest is due monthly and principal is payable in quarterly installments of $750,000 starting September 30, 2003.  As of September 30, 2003, the Company did not have any outstanding borrowings under the revolving line of credit.  However, the bank had issued standby letters of credit on the Company’s behalf that totaled $1.65 million as of September 30, 2003, reducing the balance available under the line of credit to $2.35 million.

For the third quarter 2003, the Company’s Board of Directors approved issuance of a dividend payment in the amount of $375,000 related to its Series A Preferred Shares, which equates to $.05 per fully diluted share.  This payment was made in October 2003 pursuant to a waiver from Bank of America, N.A.

The Company expects that operations will continue for 2003, with the realization of assets, and discharge of liabilities in the ordinary course of business.  The Company believes that its prospective needs for working capital, capital expenditures and debt service will be met from cash flows generated by operations.

A summary of the Company’s contractual commitments and obligations as September 30, 2003 is as follows:

	Payments Due by Period
Contractual obligations	Total	2003	2004-2005	2006-2007	After 2007

Long-term bank debt	$14,315	$756	$6,044	$7,515	$—
Capital lease obligations	4,958	621	3,446	829	62
Operating leases	7,499	756	4,535	1,297	911

Total contractual obligations	$26,772	$2,133	$14,025	$9,641	$973

Critical Accounting Policies

The Company’s critical accounting policies for the nine months ended September 30, 2003 are consistent with those discussed in the Company’s Form 10-K for the year ended December 31, 2002.

New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation by business enterprises of variable interest  entities.  Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity.  The  primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE.  For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required.  FIN 46 is to be applied immediately to variable interest entities created after January 31, 2003, and originally was to be applied in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  However, in October 2003, the FASB issued a FASB Staff Position deferring the effective date for applying certain provisions of FIN 46.  According to the FASB Staff Position, a public entity need not apply the provisions of FIN 46 to an interest held in a VIE until the end of the first interim or annual period ending after December 15, 2003, if the VIE was created before February 1, 2003 and the public entity has not issued financial statements reporting that VIE in accordance with FIN 46 other than in certain required disclosures.  The Company intends to adopt the provisions of FIN 46 as of December 31, 2003, and is currently assessing the impact the adoption of this interpretation will have on its results of operations, financial position and cash flows. The Company believes that adoption of this interpretation will result in the consolidation of the TRM Inventory Funding Trust in the Company’s financial statements. As of September 30, 2003, the consolidation of the TRM Inventory Funding Trust would result in increases in long-term assets of $32.9 million, long-term liabilities of $31.4 million, and minority interest of $1.5 million, and would have no effect on the Company’s results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 became effective for the Company prospectively for contracts entered into or modified after June 30, 2003.  The adoption of this statement has not had a material impact on the Company’s results of operations, financial position or cash flows, as the Company does not hold any derivative or hedging instruments.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 has not had a material effect on the Company’s financial position, results of operations or cash flows, as the Company does not hold any of this type of instrument.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact its results of operations and financial condition.

Interest Rate Risk.  The Company maintains an investment portfolio that is comprised solely of money market funds.  The income earned from these money market funds is subject to changes in interest rates.  Interest income was $18,000 and $65,000 for the three and nine-month periods ended September 30, 2003, respectively, and $18,000 and $59,000 for the same periods in 2002, respectively.  An immediate 10% change in interest rates would not have a material effect on the Company’s net income.  Additionally, the Company is exposed to interest rate risk related to its credit facility.  The Company’s term loan bears interest at a variable rate.  A 10% change in the interest rate from the September 30, 2003 rate would increase or decrease the Company’s interest expense by approximately $16,000 per quarter.

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

The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.  Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  Foreign exchange rate transactions resulted in gains, net of losses, of $105,000 for the three months ended September 30, 2003 and $100,000 for the nine months ended September 30, 2003.  Foreign exchange rate transaction losses, net of gains were ($9,000) and ($17,000) for the three months and nine months ended September 30, 2002.

Fluctuations in foreign currency exchange rates could materially affect the Company’s financial position.  Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2003, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would aggregate approximately $2.4 million.  No assurance can be given that changes in foreign currency rates will not have a material impact on the Company’s results of operations in the future.

The Company does not hold or issue derivative commodity instruments or other financial instruments for trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer, Senior Vice President, Financial Services, and Principal Accounting Officer have concluded that the Registrant’s disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

There were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

31.1                                                   Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                                   Certification of Senior Vice President, Financial Services of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3                                                   Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                                   Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2                                                   Certification of Senior Vice President, Financial Services of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3                                                   Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)                                  Reports on Form 8-K.

Current report on Form 8-K dated November 7, 2003, reporting the Company’s results of operations for the quarter ended September 30, 2003.

Current report on Form 8-K dated September 29, 2003, reporting that the Company announced the third quarter 2003 Series A Preferred Stock dividend.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION

Date:	November 14, 2003	By:	/s/ Rebecca J. Demy
Rebecca J. Demy
Principal Accounting Officer