Form 10-K
period 2003-12-31
TRM CORP
filed 2004-03-30
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Common Stock
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

As of June 30, 2003 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $8,307,000.  Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

As of March 1, 2004 the number of shares of the registrant’s Common Stock outstanding was 7,142,290.

Documents incorporated by reference:

Parts of registrant’s Proxy Statement for the annual meeting of shareholders on May 18, 2004 are incorporated by reference into Part III of this report.

TRM CORPORATION

TABLE OF CONTENTS

Item No.

Part I

1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

Part II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7(a).	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9(a).	Controls and Procedures

Part III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services

Part IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

ii

PART I

ITEM 1.          BUSINESS

General

TRM Corporation and its subsidiaries (collectively, “TRM” or the “Company”) deliver convenience services to consumers in retail environments.  The Company currently delivers self-service cash delivery and account balance inquiry, through automated teller machines (ATMs), and photocopy services through TRM photocopy locations.  Digital facsimile services are also delivered at select locations within the United Kingdom using digital photocopiers.  In late 2003 the Company began leveraging its extensive service organization by providing installation, repair and maintenance services for others.

TRM’s services are made available in nearly 30,000 high traffic retail locations that are convenient to consumers in the United States, the United Kingdom, and Canada.  The Company offers several programs to merchants who install ATMs in their locations, including “full placement” programs or “self-fill” programs.  The merchants share in the revenues produced by the ATMs in their locations.  A full placement program is one in which TRM provides all of the equipment, maintenance, supplies (including the cash placed in the ATM), and point of sale materials.  Self-fill programs require that the merchants provide the cash inventory and labor required to maintain sufficient cash in the ATM, while TRM provides the equipment and point of sale materials.  The Company’s base of installed ATMs includes TRM owned and leased machines.  Additionally, TRM provides ATM processing and maintenance services for merchants who choose to purchase or provide their own ATMs.  TRM provides the equipment, maintenance, supplies, and point of sale materials required for each of its photocopy installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by TRM’s offerings.

The Company has developed long term contracts with its retail partners, such as grocery, drug, hardware, convenience stores and other retailers, and has entered into relationships with national and regional chain multi-site retailers such as Albertson’s, Eckerd Drugs, The Pantry, Cumberland Farms, and international multi-site retailers that include Londis, Couche-Tard, and WalMart Canada.

The Company believes one of its strengths is the existence of a service and distribution system with both Company operated and service partner operated locations, from which equipment, supplies and parts, as well as office support services, are available to service technicians who provide service support for the Company’s retail partners.  As a result of this extensive service system, TRM is able to provide its retail partners prompt emergency service in addition to regularly scheduled maintenance.

TRM also provides a multi-lingual call center that supports customers domestically and abroad during their respective business hours.  In addition, the Company’s virtual private network provides a secure communications channel for all of TRM’s personnel.  This network provides a secure tunnel through the Internet that allows instant access to TRM’s information technology infrastructure, including Oracle database and applications as the Enterprise Resource Planning tool, Groupware, and intranet applications.  A local access telephone number allows Company representatives to securely link to the network at TRM’s headquarters via computer.

TRM has established a centralized support infrastructure in Portland, Oregon, where it oversees Company operations.  This infrastructure satisfies the requirements of individual states and countries in which the Company has operations, from accounting to human resources, as well as the necessary information systems and technology to support its geographically diverse locations.  The United Kingdom operations now perform localized customer support services, purchasing and billing and collections functions.  The Canadian operation performs localized collections.  The Company continues to evaluate decentralization of certain functions from Portland to the United Kingdom and Canada that could result in reduced costs by taking advantage of time zone differences, localized expertise surrounding statutory and management reporting requirements, and increased flexibility necessary to accommodate changing business model requirements. The Company will continue to leverage its cost advantages through efficient purchasing and supplier contracts and ongoing evaluation of preferred pricing by suppliers.

During 2000, TRM established a majority owned subsidiary, iATMglobal.net, to develop and commercially establish the ability to deliver multiple products and services through the ATM distribution channel. TRM disposed of its interest in iATMglobal.net through a reorganization agreement with NCR that was executed on February 14, 2002.  iATMglobal.net comprised the majority of the software development segment of the Company, and contributed a substantial portion of the operating loss of the Company for 2001.

The Company files its annual, quarterly and current reports, proxy statements and other information pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 electronically with the Securities and Exchange Commission (“SEC”).  Publicly available documents filed with the SEC may be read or copied at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

The Company’s Internet website address is www.trm.com.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Internet website as soon as reasonably practicable after they are filed with or furnished to the SEC.  The Company’s Internet website and information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Strategy

TRM is focusing on growing its ATM business in the United States and the United Kingdom within the existing infrastructure while optimizing and sustaining the Company’s photocopy business in the United States, Canada and the United Kingdom.  Additionally, the Company has begun to leverage its extensive service organization by providing third party installation, repair and maintenance services.

Industry Segments and Geographical Information

Selected financial information about the Company’s segments and operations in different geographical areas is included in footnote 14 to the financial statements beginning on page F-1 of this report and is incorporated by reference herein.

ATM Business

TRM entered the ATM business in 1999 in the United States and the United Kingdom.  On December 31, 2002, the Company had an installed base of 3,057 ATMs and expanded its installed machine base to 3,416 ATMs by December 31, 2003.  The ATM business contributed approximately 43% of the Company’s total revenues in 2003.

TRM ATMs provide cash delivery and balance inquiry services through various banking networks such as Cirrus, PLUS, Discover/Novus, and LINK, and with the major credit card companies VISA, MasterCard, and American Express.

TRM was one of the early entrants in the United Kingdom, and it is one of the largest non-bank ATM deployers in the United Kingdom.

Cash delivery and balance inquiry services have been and are expected to be the major revenue drivers of the Company’s ATM business.  Past efforts to explore additional Internet-based goods and services have been de-emphasized.  The Company expects to continuously refine its product offerings in the ATM marketplace in both the United Kingdom and United States.  Additionally, the Company is exploring opportunities in other geographic markets.

During fiscal year 2001 and the first half of 2002, the Company engaged in an aggressive ATM placement strategy designed to increase the number of its installed ATM locations.  The United States and the United Kingdom experienced a net unit growth of 975 machines in 2002.  Beginning in the third quarter of 2002, the Company began reevaluating its historical profitability models and determined instead to engage in an aggressive account management strategy, redeploying underperforming assets into more profitable locations and removing unprofitable machines.  During 2003 the Company redeployed 960 ATM machines from existing locations into new sites believed to provide the ability to generate higher transaction volumes.  In addition to these redeployments, the Company installed 359 ATM machines into new locations.  The Company expects to continue deployment of its ATMs in accordance with this enhanced account management strategy while continuing to expand its ATM network where potential new sites meet its profitability standards.

Approximately 65% of the Company’s ATM revenues in 2003 were generated in the United Kingdom.  Operating an ATM business in the United Kingdom exposes the Company to various economic and political risks, including compliance with local laws and regulatory requirements, taxation issues and foreign currency rate exposure.

Photocopiers

As of December 31, 2003, TRM owned and maintained approximately 26,317 self-service photocopiers in retail establishments such as groceries, pharmacies, stationery stores, hardware stores and gift shops located in the United States, the United Kingdom and Canada.  Each TRM photocopy location consists of a photocopier, a machine stand, advertising signs, and in some cases, a unit attached to the machine which accepts coins (“vend tower”).  Select digital photocopier locations in the United Kingdom also provide facsimile services.  The photocopy business contributed approximately 56% of the Company’s total revenues in 2003.

TRM provides the installation, maintenance, and supply of photocopiers and the regular monitoring of their usage.  The Company services its photocopy locations and provides all necessary supplies.  The retail business supplies the space and electrical power for the photocopier and supervises its use.  Consumers report the number of copies produced or pages faxed to the retail business cashier, who collects payment, or payment is made through the vend tower.  Each month, the retail business keeps a percentage of the photocopy revenue, generally based on a sliding scale related to usage as recorded by the photocopier’s tamper-proof internal counter, and remits the remainder to TRM.

Certain accounting, training, purchasing, and billing functions, as well as coordination of customer service, are centralized in Portland, Oregon, although the United Kingdom operations now perform localized customer support services, purchasing, and billing and collection functions, and the Canadian operation performs localized collections.  The Company continues to consider decentralization of certain functions necessary to maximize efficiencies of operations in the United Kingdom and Canada.  TRM minimizes costs by centrally purchasing copiers, parts, paper, and toner.  The Company will continue to leverage its cost advantages by purchasing volumes that allow for cost-effective price reductions, by expanding its sourcing relationships to include lower cost providers, and by reevaluating existing supplier contracts to ensure preferred pricing on an ongoing basis.

Photocopy pricing is based on market competition, volume and retailer preference.  Pricing decisions are made by the retailer based on the experience and recommendations of TRM for individual site pricing strategies.  Beginning in 2003, TRM began working with retailers to execute price increases for photocopy services.

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

In October 2001, the Company sold substantially all of the assets of its French operation, including approximately 1,500 self service photocopiers, to a newly formed French corporation, 81% owned by that operation’s former management team. The French operation was sold to management because historically the operation had negatively impacted the earnings of the Company.  The French operation had losses averaging $500,000 per year for 1999 through 2001 (until the date of this sale).  The Company adopted a strategy of focusing on its more profitable units in order to maximize cash flow and to return to overall profitability.  The Company holds a 19% interest in the new corporation.  The restructuring resulted in a $1.5 million loss on disposal of these assets and the reversal of deferred tax assets associated with the French operation.  Through 2003 the Company has received royalties of $122,000 from the French operation.

During 2002, the Company began replacing a portion of its analog photocopiers with digital photocopiers in the United Kingdom in order to facilitate higher-volume, more profitable sites and to mitigate a decline in copy volumes at some of those sites.  Approximately 8% of the Company’s photocopiers are digital at December 31, 2003.

Approximately 25% of the Company’s photocopy revenues in 2003 were generated in the United Kingdom and Canada.  Operating a photocopy business in the United Kingdom and Canada exposes the Company to various economic and political risks, including compliance with local laws and regulatory requirements, taxation issues and foreign currency rate exposure.

Competition

Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments.  The convenience cash delivery and balance inquiry market is, and is expected to remain, highly competitive.  The Company’s principal competition arises from national and regional banks, but the Company also competes with other independent providers of cash delivery and balance inquiry services.  The independent ATM business has become increasingly competitive, as entities other than banks have entered the market with relatively few barriers to entry.  Currently, these competitors offer similar services to those offered by the Company.  The choices for photocopy services include specialty full-service business centers, copy and print shops, and photocopiers located within other retail shops.  Each of these alternatives may, to some extent, compete with the Company.  The Company does not attempt to compete directly with most alternative suppliers of photocopy services.  Instead, the Company seeks to distinguish itself by providing photocopiers to targeted areas, and by providing high quality service to those locations.  Full-service business centers and copy and print shops generally serve a market more interested in high volume and sophisticated copying than in convenience of location.

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

Personal copiers provide a substitute for photocopy locations, and consumers are increasing ownership of personal copiers.  The Company believes that the availability of personal copiers and printers has contributed to a decline in use of its copiers, and the Company has reacted by working with its retail partners to increase prices.  While photocopy volume declined by 12.2% in 2003, photocopy sales declined by only 2.8% because of the increased prices.  The Company is unable to predict whether a technological or price breakthrough might increase sales of personal copiers and further reduce demand for the Company’s copy services in the future.

Quarterly Seasonality

In the ATM business, the Company has experienced higher volumes per machine in the second and third quarters than in the first and fourth quarters.  The increased volumes in the summer months coincide with increased vacation travel in both the United States and the United Kingdom.  Historically, the Company has experienced slightly higher than average photocopy revenue in the first and second quarters which coincide with tax season in the United States.  The Company experiences slightly lower than average photocopy revenues per retail location during the third quarter and believes this is a result of increased vacations during that time of year.

Key Partner and Supply Relationships

TRM has purchased most of its ATMs from NCR Corporation.  These PC-based ATMs are believed to be best suited for deployment into retail environments, with upgrade scalability for the future.  The ATMs offer color display, PC-based architecture, thermal printing, and dial-up and remote monitoring capabilities.

During the start-up phase of its United States ATM operations, the Company supplied the cash used in its network of ATM machines through borrowings on a line of credit.  In early 2000, the Company entered into a transaction, described below, whereby it would no longer be required to supply the cash to its existing ATMs, but would rather manage the network.  With the new facility in place, the Company then let the cash that it funded from its line of credit flow out of the ATM network and the amount of borrowings used to supply the Company’s ATMs with vault cash was repaid.

On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as administrator.  By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created.  Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $15,000 as of December 31, 2003) and with Autobahn Funding Company LLC (“Lender” and equity investor in the amount of $1,485,000 as of December 31, 2003), rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Autobahn Funding Company LLC is related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (“DZ Bank”) and is independent of the Servicer and the Company.  The purpose of the Trust is to provide cash to be placed in the Company’s United States ATM machines (“vault cash”), by accessing commercial paper markets.

The Trust borrows from and makes repayments to the Lender and makes other payments pursuant to a Loan and Servicing Agreement, and engages the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.  Borrowings from the Lender are collateralized by the assets of the Trust, principally the vault cash.  The Lender issues asset-backed commercial paper notes to fund the loans to the Trust.  Interest on the Trust’s borrowings from the Lender, which are evidenced by a note, is at a rate equal to 1.75% per annum plus the interest rate of the commercial paper notes that the Lender issues to fund the loans to the Trust.  The Trust also pays to the Lender an amount equal to the Lender’s equity investment in the Trust times 1.75% plus the yield rate of the commercial paper notes outstanding.  The Loan and Servicing Agreement contains covenants applicable to the Company, including a minimum tangible net worth requirement.  At December 31, 2003, the Company was in compliance with these covenants.  A liquidity agreement with DZ Bank ensures that the Trust continues to have funds available for the term of the agreement.

When the vault cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Lender.  The Company maintains letters of credit totaling $1,625,000 at December 31, 2003 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM machines and to the vault or bank storage facilities, and the Company maintains insurance on behalf of the Trust to ensure the cash is safe during its time in ATM machines.

Because the Company is the primary beneficiary of the Trust, the accounts of the Trust have been included in the consolidated financial statements of the Company.  The Trust’s vault cash, amounting to $28,939,000 at December 31, 2003, is reported as restricted cash in the accompanying consolidated balance sheet, and the balance of the Trust’s note payable to the Lender, which totaled $27,455,000 at December 31, 2003, is reported as a non-current liability.  The Loan and Servicing

Agreement matures in 2007.  The expenses of the Trust, which are primarily interest and fees related to the Trust’s borrowings and bank charges, were $1,106,000 in 2001, $1,027,000 in 2002 and $1,290,000 in 2003, and are included in cost of sales in the accompanying statements of operations.

From 1997 through 2002, the Company and Konica worked closely to develop certain photocopier technologies, which have now been installed in over 21,000 of the Company’s photocopy locations.  The Company does not currently have any obligation to purchase additional photocopiers from Konica or any other supplier.

In the third quarter of 2002, the Company entered into an agreement with Barclay’s Mercantile Business Finance Limited in the United Kingdom to provide a lease financing facility to facilitate the purchase of digital technology photocopiers.  In the United Kingdom, the Company has replaced approximately 63% of its analog photocopiers with digital Toshiba photocopiers.

In addition to the establishment of these strategic partnerships, TRM has established relationships with parts suppliers, to assure that the needs of TRM’s customers can be met at all times by its service technicians.  Based on these relationships with suppliers, the Company believes it has sufficient stock and resources at hand to assure that the needs of the business are met.

Employees

As of December 31, 2003, the Company had 348 primarily full-time employees:  210 are in field service and 138 are in sales, accounting, marketing, customer service, purchasing, billing, administration, training, and production and warehouse functions.  None of the Company’s employees is represented by unions.  The Company believes it has good relations with its employees.

Trademarks

Most TRM convenience locations are identified by distinctive yellow, green and black trapezoidal signs bearing “TRM ATMTM,” “Got Cash?,” “TRM Cash MachineTM,” “TRM CopiesTM,” and “TRM Photocopies.”  The Company has registered the name “TRM CorporationTM”  and its “TRM CopiesTM” and “TRM ATMTM” trademarks for signage used in the United States, and “TRM Cash MachineTM” for signage used in the United Kingdom.  Those trademarks currently expire between 2009 and 2011, but can be renewed.  The Company considers its business name and brands to be important to its ATM and photocopy business.

Governmental and Industry Regulation

The Company’s two principal business segments, cash delivery and balance inquiry and photocopy services, are not subject to significant governmental regulation.  Various regulations have been proposed to reduce or eliminate the amounts charged to ATM users (commonly referred to as surcharges or convenience fees).  The enactment of such regulations would impact the profitability of individual convenience locations and may cause the Company to withdraw from markets in such jurisdictions; however, no adverse decisions have been made at this time.  Occasionally, local zoning and sign regulations prohibit a retail business from displaying the Company’s signage on exterior walls or windows that identify a TRM convenience service location.  In addition, local zoning or use restrictions may prohibit the Company from opening a convenience service location in an otherwise desirable retail business.  These restrictions, however, are not expected to have a material adverse effect on the Company’s expansion plans.

Digital Encryption Standard (“DES”) is the encryption standard that ATM machines use to encrypt the personal identification number that is sent to the ATM processor during an ATM transaction.  Due to concern over the increased processing power of new computers and their ability to potentially decode the DES encryption, Master Card has informed its members that all United States ATMs must be compliant with a more rigorous and secure standard known as Triple DES by April 1, 2005.  In the United Kingdom, LINK, the ATM processing network, is requiring all ATMs to be Triple DES compliant by December 31, 2004.  Additionally in the United Kingdom, compliance with a standard known as Europay Mastercard Visa (“EMV”) is required by March 31, 2005.  This standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smartcards”.  The Company estimates that, should these dates and regulations remain unchanged, the maximum cost to upgrade its ATMs to be compliant with the Triple DES and EMV standards will be approximately $1.5 million to $2 million in the United States and £2.5 million to £2.7 million ($4.5 million to $4.8 million) in the United Kingdom.

ITEM 2.          PROPERTIES

The Company leases office and warehouse space for its operations in Portland, Oregon, as well as office space in Philadelphia, Pennsylvania.  The Oregon leases expire in 2010, with options to renew for an additional five years.  A lease amendment has been executed between the Company and its Oregon landlord, reducing the leased space to 46,322 square feet.  Rental payments will decrease as of August 2004.  Such space is currently adequate for the Company’s business.

The Company leases warehouse space for 20 Service Center locations throughout the USA and abroad.  A Service Center location typically consists of approximately 2,000 to 7,000 square feet of office and warehouse space.  The leases typically run for three to twelve years, some with extensions available upon exercise of renewal options.  The Company does not anticipate any difficulty in locating or, if necessary, relocating Service Center locations.

The office and warehouse space in Portland, Oregon and most of the Service Center locations are used by both the ATM and photocopy segments.

ITEM 3.          LEGAL PROCEEDINGS

Settlement of Litigation

As described in the Company’s Annual Report on Form 10-K for 2002, incorporated herein by reference, the Company was a party to litigation brought by  Frederick O. Paulsell III, Michael Paulsell, Leigh Ann Paulsell, and David Paulsell (collectively, “Paulsell”) against Edward E. Cohen and Daniel G. Cohen, each of whom is a director and shareholder of the Company (collectively, the “Cohens”), ReadyCash Investment Partners, LP, which was a $20 million investor in the preferred shares of the Company, and ReadyCash GP, Inc., the general partner of ReadyCash (collectively, with Resource America, Inc., which was later named as a defendant, “ReadyCash”).  Mr. Paulsell and Messrs. Cohen each requested that the Company provide certain indemnification with regard to the litigation.  Subsequent to a vote of the Audit Committee, comprised of disinterested directors, the Company determined to reimburse the Cohens for certain legal expenses and at December 31, 2003 had paid $377,000 in total.  On February 10 and 11, 2003, Paulsell and ReadyCash participated in a mediation, and a proposed settlement was reached.  Following the mediation, and by a vote of disinterested directors, it was determined that the Company would participate with the other parties in this settlement. The Company’s participation was recorded as a liability in the amount of $1,788,000 at December 31, 2002, consisting of $1 million as a direct cash payment by the Company to the estate of Frederick Paulsell, $50,000 of related legal expense, and a note payable to the estate in the amount of $1 million, maturing in 5 years.  In April 2003 the Company negotiated with the Paulsell estate to provide for an immediate cash payment of the Company’s portion of the settlement.  The Company’s final participation was in the amount of $1,750,000 and was paid in full on April 17, 2003.  Full and unconditional mutual releases were provided by all parties to the litigation in connection with the resolution.  The Company has no remaining obligation to make any payments related to the litigation.

The Company is seeking payment of all or a portion of the settlement amount from its directors’ and officers’ liability insurance carrier.  Although the Company believes it has a valid claim under its insurance policies, it is unable to provide an accurate assessment of whether the insurance carrier will pay all or any portion of the settlement amount.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company as of March 1, 2004.

Name	Age	Position

Kenneth L. Tepper	42	President and Chief Executive Officer

Danial J. Tierney	48	Executive Vice President

Thomas W. Mann	44	Chief Operating Officer

Ashley S. Dean	43	Managing Director, UK

Amy B. Krallman	37	Senior Vice President

Gary M. Cosmer	33	Vice President of Information Technology

Daniel E. O’Brien	42	Senior Vice President, Financial Services

Rebecca J. Demy	42	Principal Accounting Officer

Kenneth L. Tepper was appointed President and Chief Executive Officer of the Company in June 2002.  He has served on the Board of Directors of the Company since June 1998 and served as Chairman of the Board from June 2001 through June 2003.  Previously, Mr. Tepper was President and CEO of USABancShares, a Federal Reserve bank holding company and BankPhiladelphia, an FDIC insured financial institution where he served from 1995 through 2000.  Prior to 1995, Mr. Tepper served in a number of capacities within the financial institutions industry, including as Director of Merchant Banking for Eagle Bancshares in Atlanta, Georgia and as Corporate Counsel for Royal Bank of Pennsylvania.  He is currently a Director of the Pennsylvania Industrial Development Authority (PIDA) and former Chairman of the Republican Party Finance Committee for the Commonwealth of Pennsylvania during the gubernatorial campaign of the Honorable Thomas J. Ridge, Secretary of Homeland Security.

Danial J. Tierney joined the Company in January of 1995 and was appointed Executive Vice President in 2003, focusing on mergers & acquisitions.  Prior to his E.V.P. position he was Senior Vice President, North America Business.  For 16 years prior to joining TRM, Mr. Tierney was employed by Spectra Physics Scanning Systems, Inc. and its affiliates in various locations and in positions of increasing responsibility, most recently in Eugene, Oregon, as Director of Marketing.

Thomas W. Mann joined the company in July 2002 and was named Chief Operating Officer in 2003.  Prior to joining TRM, Mr. Mann was Senior Vice President of Canadian Imperial Bank of Commerce (CIBC) from June of 2000, where he managed both the branch and off site ATM networks throughout the United States, as well as managing all off site locations throughout Canada.  In his capacity as head of business development with CIBC, Mr. Mann led the acquisition of XtraCash ATM.   Prior to June of 2000, Mr. Mann held lead positions within the ATM industry with American Express, AmeriCash, and as CEO of Mt. Vernon Money Center.

Ashley S. Dean joined the Company in June 1999 as Director of Operations in the United Kingdom.  In 2002 he was appointed Vice President of Strategic Planning and Development, and in 2003 he was promoted to Managing Director of the United Kingdom operations.  Prior to joining the Company, Mr. Dean held positions with Thames Water plc as head of field operations, The Royal Automobile Club as Motoring Services Manager for London and Northern Ireland and spent ten years with Centrica (formerly British Gas) in various United Kingdom locations in positions with increasing responsibilities within customer service, marketing and engineering.

Amy B. Krallman has served as Senior Vice President of the Company since June 2002, and is responsible for the legal, human resources and facilities departments.  Prior to joining TRM, Ms. Krallman worked in several senior positions in the banking and financial services industry, specializing in banking law, mergers & acquisitions, credit underwriting and business development, in addition to creating and refining the investment and insurance divisions of two financial institutions.  She is a member of the Georgia Bar and the American Bar Association.

Gary M. Cosmer was named Chief Technology Officer and Vice President of Information Technology in February 1999.  Prior to that and since December 1997, Mr. Cosmer served the Company as Director of Information Systems.  Before joining TRM, Mr. Cosmer was a systems engineer for CTR Business Systems Corporation, a partner level Microsoft Solutions Provider.  Before joining CTR Business Systems, Mr. Cosmer served as Service and Training Manager for Lucky Distributing, a privately held distribution company.

Daniel E. O’Brien Senior Vice President, Financial Services, joined TRM Corporation in October 2001, and serves as Senior Vice President, Financial Services.  Prior to joining TRM Corporation, Mr. O’Brien spent nearly 20 years in the financial service industry, most recently working at BankPhiladelphia in Philadelphia, Pennsylvania from 1997 through 2001.  During his tenure at BankPhiladelphia Mr. O’Brien served in several different capacities most notably being Vice-President Lending Division in which all aspects of the lending area reported to him including collections, special assets, new business development and operations.  Prior to 1997 Mr. O’Brien worked at several different financial institutions in the Mid-Atlantic region including Jefferson Bancorp, Constitution Bank, Fidelity Bank and Central Penn National Bank.

Rebecca J. Demy joined the Company in July 1999 and served in a variety of positions most recently as Corporate Controller through 2002, when she was named Principal Accounting Officer.   Before joining the Company, Ms. Demy spent two years at Planar Systems, Inc, a high technology manufacturer of flat panel displays as Accounting Manager.  Prior to that, she was an Audit Senior at KPMG, LLP in Portland, Oregon.  She has held accounting positions with various companies and with increasing responsibility for over 13 years.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock was traded on the NASDAQ National Market from December 18, 1991 through September 29, 2002 under the symbol “TRMM”.  In October 2002, the Company announced that NASDAQ had approved the Company’s request to transfer its common stock to the NASDAQ SmallCap Market effective opening of business, September 30, 2002. The stock has continued trading under the symbol “TRMM” and investors should have experienced no material difference in how they obtain stock price quotes or news about the Company. Additionally, the transfer has not affected how the Company’s shares are bought or sold.

The Company had previously reported that it had been unable to meet the $1.00 per share closing bid requirement of the National Market. The Company remains subject to the same $1.00 closing bid requirement on the NASDAQ SmallCap Market, and was granted a grace period until August 11, 2003 to demonstrate compliance with the $1.00 closing bid requirement since the Company remained otherwise in compliance with the NASDAQ SmallCap Market initial listing criteria.  The closing bid price of the Company’s common stock has remained above $1.00 per share since May 5, 2003, and the Company has remained in compliance with the NASDAQ SmallCap Market requirements.

At March 1, 2004 there were 238 shareholders of record of the Company’s common stock and 7,142,290 shares were outstanding.  The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company’s outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.

The Company did not pay any dividends related to common stock in 2001, 2002 or 2003.  The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends to common stock shareholders in the foreseeable future.  The Company has accrued a liability for Series A Preferred Stock dividends, but did not pay any such dividends in 2001 or 2002 or in the first half of 2003.   The Company did pay Series A Preferred Stock dividends of $375,000 in October 2003 and in January 2004 for the third and fourth quarters of 2003.  At December 31, 2003 the Company had $4,502,000 in accrued Series A Preferred Stock dividends including the $375,000 paid in January 2004.

The Company’s banking agreements prohibit the payment of preferred dividends except dividends payable in the form of additional preferred shares of the Company’s stock (see “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations).  The Company has obtained waivers from its bank for the payment of the preferred dividends for the third and fourth quarters of 2003 and the first quarter of 2004.  The Company does not anticipate the payment of preferred dividends in the form of additional shares of preferred stock.

Common Stock Price History

The following table sets forth the high and low sale prices for the Company’s common stock in each of the last 8 quarters as reported by the NASDAQ National Market System and the Small Cap Market System.

	High	Low
2002
1st Quarter	$2.12	$1.10
2nd Quarter	$1.60	$0.65
3rd Quarter	$1.55	$0.75
4th Quarter	$1.48	$0.20

2003
1st Quarter	$1.23	$0.50
2nd Quarter	$1.96	$0.75
3rd Quarter	$4.50	$1.84
4th Quarter	$9.81	$3.96

ITEM 6.          SELECTED FINANCIAL DATA

The selected financial data presented below for, and as of the years ended December 31, 2001, 2002 and 2003 have been derived from the audited financial statements of the Company.  Quarterly financial data is included in footnote 16 included in the financial statements beginning at F-1 of this report.  This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

Selected Financial Data

Years ended December 31, 1999 - 2003

(In thousands, except per share and other operating data)

	1999	2000	2001	2002	2003
Sales	$68,338	$76,081	$78,987	$85,243	$95,851
Sales discounts	(12,099)	(12,268)	(12,810)	(14,691)	(16,625)
Net sales	56,239	63,813	66,177	70,552	79,226
Operating income (loss)	3,568	(3,187)	(1,077)	(1,786)	9,104
Income (loss) from continuing operations	2,090	(2,793)	(3,318)	(3,743)	5,456
Loss from discontinued operations	—	(1,962)	(3,144)	(264)	—
Cumulative effect of change in accounting principle	—	856	—	—	—
Net income (loss)	2,090	(3,899)	(6,462)	(4,007)	5,456
Preferred stock dividends	(1,500)	(1,500)	(1,500)	(1,500)	(1,500)
Income (loss) from continuing operations available to common stockholders	590	(4,293)	(4,818)	(5,243)	3,956
Basic income (loss) per share from continuing operations	.08	(.60)	(.68)	(.74)	.56
Diluted income (loss) per share from continuing operations	.08	(.60)	(.68)	(.74)	.54

Pro Forma Amounts, assuming the change in accounting was applied retroactively:
Income (loss) from continuing operations	2,712
Net income (loss)	2,712
Effect of accounting change per share	0.09
Basic income (loss) per share from continuing operations after accounting change	.17
Diluted income (loss) per share from continuing operations after accounting change	.17
Balance Sheet Data:
Working capital	25,298	(3,072)	(2,742)	(1,858)	2,263
Total assets	95,906	110,920	88,695	108,854	112,275
Long-term debt	23,192	21,513	20,731	44,240	37,358
Preferred stock	19,798	19,798	19,798	19,798	19,798
Shareholders’ equity	61,279	54,547	45,332	42,094	48,876

Other Operating Data:
TRM Copy Centers	34,414	33,355	29,707	28,400	26,317
ATM locations	443	1,857	2,082	3,057	3,416

Notes regarding comparability of information:

1.             In 2000 the Company changed its accounting method for depreciating certain photocopy equipment and recorded the cumulative effect of the change in 2000.  Pro forma amounts for 1999 are shown to reflect income (loss) from continuing operations and net income (loss) as if the accounting change were applied retroactively.

2.             The Company formed iATMglobal.net in 2000, and disposed of its interest in iATMglobal.net in 2002.  The results of iATMglobal.net are shown as discontinued operations.

3.             Total assets and long-term debt for 2002 and 2003 include the accounts of TRM Inventory Funding Trust.  The accounts for 2000 and 2001 have not been restated to include the accounts of TRM Inventory Funding Trust.

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

Forward-Looking Statements

Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:  focus of activities in current markets; increasing ATM revenues; refining ATM product offerings; deployment of ATMs in profitable locations; upgrading ATMs to meet industry standards; managing the photocopy business by controlling growth in new and existing market areas; evaluation of new products and services in the Company’s photocopy segment; obtaining adequate parts from suppliers; leveraging cost advantages through efficient purchasing and supplier contracts and evaluation of preferred pricing by suppliers; limiting expenses for scrapped and obsolete materials; finding new Service Center locations; retaining future earnings for use in its business; and generating adequate cash from operations to meet its needs for working capital and capital expenditures and to service its debt obligations; constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Company has based these forward-looking statements on management’s current expectations about future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts, and by words such as "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or other similar words or expressions.

Any or all of the forward-looking statements in this report and in any other public statements made by the Company may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties.  Many factors discussed in this report will be important in determining the Company’s future performance.  Consequently, actual results may differ materially from those that might be anticipated from the Company’s forward-looking statements.   Other factors beyond those discussed above could also adversely affect the Company.  Therefore, you are cautioned not to place undue reliance on the Company’s forward-looking statements.  The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in TRM’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Factors that could adversely affect implementing the ATM growth strategy and successfully operating the ATM business include, but are not limited to, competition from existing ATM providers and new entrants into the ATM market, the Company’s ability to attract and retain personnel necessary to execute its ATM business plan, the Company’s ability to purchase additional ATMs, the Company’s ability to deploy new and existing ATMs to high transaction volume locations, changes in technology affecting ATM transactions, the Company’s ability to expand its current relationships with retailers and broaden its distribution network, changes in consumer practices and preferences with respect to the location of, and use of, ATMs, and changes in the laws, regulations and industry security standards applicable to non-bank ATMs.  Factors that could adversely affect the Company’s ability to manage its photocopy business include, but are not limited to, changes in consumer practices and preferences with respect to the use of TRM’s photocopy machines, the performance and profitability of photocopy machines, the Company’s ability to purchase additional photocopy machines, and the Company’s ability to effectively sell retailers the benefits of its photocopy program.  Factors that could adversely affect expansion in existing and new markets include, but are not limited to, business conditions in the market areas the Company targets for expansion, competitive factors, consumer demand for the Company’s services and the Company’s ability to execute its plans successfully.  Factors that would affect the Company’s ability to obtain adequate parts from suppliers and to leverage cost advantages in purchasing include, but are not limited to, the size of the Company’s future purchases and competition among suppliers.  Factors that would affect the Company’s ability to limit expenses for scrapped and obsolete materials include, but are not limited to, the Company’s ability to accurately predict its future needs for parts and materials.  Factors that would affect the Company’s ability to find new Service Center locations include, but are not limited to, availability of rental space at rates that the Company considers reasonable and in the locations the Company desires.  Factors that would affect the Company’s ability to generate adequate cash from operations to meet its needs for working capital and capital expenditures and to service its debt obligations include, but are not limited to, the items described above regarding operation of the ATM and photocopy business.  Any forward-looking statements should be considered in light of these factors.

OVERVIEW

General

The Company launched ATM operations in the first quarter of 1999 in the United States, and the third quarter of 1999 in the United Kingdom. The Company ended the year 2003 with 1,255 ATMs deployed in the United States and 2,161 in the United Kingdom.  The ATM business contributed $34.5 million to annual net revenues in 2003, a 49% increase over 2002.

The Company expects that revenues generated from services delivered through its ATM network will become an increasingly higher percentage of its overall revenue in the future as it expands the placements and product offerings in this business, and pursues new opportunities.

Restructuring of the Company’s French operation occurred in October 2001, through the sale of substantially all of the operation’s assets to a newly formed French corporation in which the Company holds a 19% interest.  The Company’s net loss for 2001 included losses of $600,000 from operations of the French business and a loss of $1.5 million from disposal of those assets.

In 2002, TRM began an aggressive asset management strategy which has resulted in the removal and redeployment of some of its low transaction volume ATMs and photocopiers to higher volume sites.  During 2002 and 2003 the Company has grown its ATM services business while its core Photocopy services business, despite volume declines over the past several years, continued to generate revenue and ongoing cash flow.

TRM disposed of its interest in iATMglobal.net via a reorganization agreement completed on February 14, 2002. iATMglobal.net, which comprised a substantial portion of the Company’s software development segment, contributed $3.1 million, and $264,000 of the net loss in 2001 and 2002, respectively.  The portion of the business retained by the Company, Strategic Software Solutions, contributed $1.1 million, $2.6 million, and $1.0 million in revenues in 2001, 2002 and 2003, respectively.

In May 2003 the Company and Bank of America N.A. executed a new loan agreement refinancing the Company’s existing revolving loan.  The new facility includes a $15 million term loan maturing in March 2006 and a $4 million revolving line of credit maturing April 30, 2004.  Interest on the term loan is at the bank’s prime rate plus 0.0% to 0.5% depending on the Company’s leverage ratio as defined in the loan agreement.  The Company also has the option of electing an alternative interest rate based on the bank’s LIBOR or IBOR rates.  As of December 31, 2003, interest on the term loan was 3.8%, compared to a rate of 6.25% on the Company’s bank borrowings as of December 31, 2002.

The Company anticipates generating adequate cash from operations and from its current financing facilities to service its debt obligations.

Matters Affecting Analysis

Restructuring of the Company’s French operation occurred in October 2001, through a sale of substantially all of the assets of this operation to a newly formed French Corporation in which the Company has a 19% ownership interest.  The net loss for 2001 included losses of $600,000 from operations of the French business and a loss of $1.5 million from disposal of the assets. The operating results of the French operation are included in the consolidated financial statements through September 30, 2001. The investment in the new entity is being recognized on a cost basis of $222,000 at December 31, 2003 and is presented in the caption “Other assets” on the balance sheet.

TRM disposed of its interest in iATMglobal.net via a reorganization agreement completed on February 14, 2002. iATMglobal.net comprised a substantial portion of the software development segment of the Company, and contributed $3.1 million, and $264,000 of the net loss in 2001 and 2002, respectively.   Losses associated with iATMglobal.net are shown as discontinued operations.

In compliance with FASB Interpretation No. 46R, the Company has consolidated the accounts of TRM Inventory Funding Trust with the accounts of the Company and its subsidiaries as of December 31, 2003.  The Company’s consolidated balance sheet as at December 31, 2002 has been restated to conform to the presentation for 2003.  The adoption of FASB Interpretation No. 46R did not affect the Company’s previously reported consolidated statement of operations, since the expenses of the Trust, which are passed through to the Company as a cost of cash held in ATMs, had previously been included in the Company’s cost of sales.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales of each item on the Consolidated Statements of Operations (see page F-3 of this Form 10-K).

	Percentage of Sales
	2001	2002	2003

Sales	100.0%	100.0%	100.0%
Sales discounts	16.2	17.2	17.3
Cost of sales	53.6	51.2	46.5
Selling, general and administrative	31.6	31.3	26.0
Asset retirements	—	2.4	0.7
Operating income (loss)	(1.4)	(2.1)	9.5
Interest expense, net	2.9	1.9	1.1
Other, net	0.8	2.2	(0.1)
Income (loss) before minority interest	(5.1)	(6.2)	8.5
Minority interest	1.5	0.1	—
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(3.6)	(6.1)	8.5
Provision (benefit) for income taxes	0.6	(1.7)	2.8
Income (loss) from continuing operations	(4.2)	(4.4)	5.7
Income (loss) from discontinued operations	(4.0)	(.3)	—
Net income (loss)	(8.2)	(4.7)	5.7

Year ended December 31, 2003 Compared to Year ended December 31, 2002

During 2003 the Company’s revenues and expenses were affected by a decline in the value of the U.S. dollar as compared to the British pound.  Approximately 37% of the Company’s consolidated sales were produced in the United Kingdom by the Company’s United Kingdom subsidiaries.  The average exchange rate during 2003 was $1.6407 to £1.00, compared to $1.4960 to £1.00 during 2002.  As a result of this increase in the value of the British pound in 2003, the Company reported $3.0 million more in sales during 2003 than it would have reported had the exchange rate remained constant at the 2002 average.  The United Kingdom subsidiaries’ purchases are mostly denominated in British pounds as well, resulting in a similar impact on the Company’s expenses in 2003 due to the increase in the value of the British pound.

For the year ended December 31, 2003, consolidated sales increased by $10.6 million (12.4%), to $95.9 million from $85.2 million in 2002.  ATM sales increased by $13.8 million in 2003 as compared to 2002, while photocopy sales decreased by $1.5 million and software development sales decreased by $1.6 million as compared to 2002.

The Company’s ATM business derives revenues from operating ATM machines and, beginning in late 2002, from sales of ATM machines.  Also, in late 2003, the Company began servicing equipment, including ATMs, for others.  Servicing revenue for 2003, which was not significant, is included in ATM revenues.  ATM gross revenues were $41.6 million in 2003 compared to $27.8 million in 2002.  The $13.8 million increase in ATM revenues is a combination of an $11.5 million increase in revenues from ATM operations and $2.3 million in sales of ATM machines in 2003.  Sales of ATM machines were not significant in 2002.  The $11.5 million increase in revenues from ATM operations is a result of an expansion of the Company’s ATM network, higher pricing and the increased value of the British pound.  In the month of December 2003 the Company had 3,416 transacting ATMs, compared to 3,057 in December 2002, an increase of 359 ATMs.  The average number of transacting ATMs during 2003 increased by 21% compared to 2002.  Withdrawal transactions per unit remained nearly constant, but the average gross revenue generated per withdrawal transaction increased by 16%, to $2.56 in 2003 from $2.21 in 2002.  The increase in gross revenue per transaction resulted from increases in the withdrawal fee per transaction on a substantial portion of the Company’s ATM machines starting in the second half of 2002 and continuing into 2003 and the increased value of the British pound.  $2.3 million of the increase in ATM gross revenues in 2003 as compared to 2002 is a result of the increase in the value of the British pound.

Photocopy sales in 2003 were $53.3 million compared to $54.8 million in 2002.  The $1.5 million decrease in photocopy sales resulted from a decline in copy volume offset in large part by price increases and the increased value of the British pound.  Continuing the recent trend, copy volume declined by 120 million copies (12.3%) in 2003, to 859 million copies in 2003 from 980 million copies in 2002.  The decrease in copy volume is a combination of a decline in installed copiers to an average of 27,386 in 2003 from 28,926 in 2002 and a reduction of copies made per unit to 31,384 in 2003 from 33,865 in 2002.  The Company believes that the decrease in average copies per unit is attributable primarily to a decline in demand caused by advances in electronic media and increasing availability of printers and copiers in the home.  The Company has responded to this decrease by eliminating certain lower-volume, unprofitable photocopy locations, and increasing prices.  The average gross sales price per copy increased to $.062 in 2003 from $.056 in 2002 as a result of the Company’s work with its retailers to implement price increases throughout most of its photocopy locations.  The Company has selected target prices for its photocopier locations in each country where it has photocopiers.  At the end of 2003, 64% of the Company's photocopy locations were at or above the target prices, compared to 22% that were at or above these same target prices at the end of 2002.  Gross sales per average installed unit increased to $1,944 in 2003 from $1,894 in 2002, as price increases and the increased value of the British pound more than offset the reduction in copies made per unit.  The Company’s photocopy segment reported approximately $780,000 more in gross revenues in 2003 than it would have reported had the exchange rate for the British pound remained at the 2002 average.

Software development revenues decreased to $1.0 million in 2003 from $2.6 million in 2002.  The decrease resulted from substantial completion of a development contract with NCR Corporation during the first quarter of 2003.

Sales discounts are the portion of revenue retained by the owners of sites where the Company’s ATM machines and copiers are located.  The discounts are based on revenues generated or transaction volumes.  Sales discounts on a consolidated basis as a percentage of sales (excluding sales of ATM machines and software development revenues) were 18.0% in 2003 compared to 17.8% in 2002.  Sales discounts in the ATM business increased to 18.1% of sales (excluding sales of ATM machines) from 16.9% in 2002.  This increase in discounts occurred in the United Kingdom and was caused by an increase in the percentage of retail partners who provide their own cash in their ATMs (eliminating the Company’s need to provide cash for those ATMs), and who therefore receive a higher share of the revenues.  ATM discounts as a percent of the related revenue declined slightly in the United States in 2003 to 20.4% from 21.9% in 2002.  Sales discounts in the photocopy business decreased slightly in 2003, to 17.9% of sales from 18.2% in 2002.  This decrease is due to movement of photocopy site owners to lower discount scales as their photocopy volume declined.

Cost of sales on a consolidated basis increased by $1.0 million in 2003, but as a percentage of revenue decreased to 46.5% in 2003 from 51.2% in 2002.

Cost of sales in the ATM business increased by $3.5 million, to $18.4 million in 2003 from $14.9 million in 2002, as a result of increased sales volume, the sale of ATM machines in 2003 and the increased value of the British pound.  The Company’s ATM segment reported approximately $1,000,000 more in cost of sales in 2003 then it would have reported had the exchange rate for the British pound remained at the 2002 average.  Cost of sales from the Company’s ATM operations (excluding the sales and cost of sales of ATM machines) declined to 41.2% of sales from 53.5% in 2002.  This percentage decrease resulted from increases in revenue per transaction in addition to a decrease in per transaction cost due primarily to renegotiation of certain processing contracts.  Excluding the cost of ATM machines sold and related commissions, cost of sales in the ATM business decreased to $1.06 per transaction in 2003, compared to $1.18 per transaction in 2002.

Cost of sales in the photocopy business decreased by $2.3 million in 2003, due primarily to the decrease in copy volume.  Directly related to the reductions in photocopy volume, the cost of paper declined by $700,000 and labor included in photocopy cost of sales decreased by $600,000.  In addition, the cost of scrapped and obsolete materials decreased by $700,000 following aggressive inventory management in 2002.  On a per copy basis, photocopy cost of sales increased 4.3%, to 2.94 cents in 2003 from 2.82 cents in 2002.  The Company’s photocopy segment reported approximately $470,000 more in cost of sales in 2003 than it would have reported had the exchange rate for the British pound remained at the 2002 average.

Selling, general and administrative expense decreased by $1.8 million, to $24.9 million in 2003 from $26.7 million in 2002.  This reduction in expenses is almost entirely due to a reduction in labor cost.   At the beginning of the third quarter 2002, the Company determined that it was overstaffed for current business demands and, in combination with a number of other cost-saving measures, began a reduction in force throughout its operations.  The United States reduction in force took place primarily in the second half of 2002; the United Kingdom reduction in force took place in the first quarter of 2003.  The decrease in labor was partially offset by a $586,000 increase in selling general and administrative costs of the Company’s United Kingdom subsidiaries as a result of the increased value of the British pound in 2003 as compared to 2002.

Asset retirements totaled $626,000 in 2003 and $2,049,000 in 2002.  In the fourth quarter of 2002, the Company determined that certain of its Mita analog photocopiers held in storage would not likely be returned to service, and $2,049,000, representing the net book value of these copiers was charged to expense.  In conjunction with the Company’s commitment to purchase an additional 850 Konica photocopy machines during 2003, year over year declines in photocopy transaction volumes, and limited opportunities for large-scale expansion, the Company determined that the market no longer supported plans to redeploy older technology photocopiers.  Instead, the Company intends to manage the photocopy business by controlling growth in new and existing markets, leveraging its newer technology photocopiers and heightening profitability requirements.  During 2003 the Company wrote off additional equipment with a net book value of $626,000, mostly additional older technology copiers that had been taken out of service and are not likely to be returned to service.

The combination of a $7.7 million increase in gross profit and reductions of $1.8 million in selling, general and administrative expenses and $1.4 million in asset retirements resulted in an increase in the Company’s operating income to $9.1 million, compared to an operating loss of $1.8 million in 2002.

Interest expense declined to $1,035,000 in 2003, from $1,581,000 in 2002, a 34.5% decrease.  The decrease in interest expense is attributable primarily to a decrease in interest-bearing obligations.  Long-term debt and capital leases aggregated $14,961,000 at December 31, 2003, a 28.1% decrease from the $20,817,000 balance at the end of 2002.  Lower interest rates on the Company’s long-term debt as a result of the new loan agreement entered into in May 2003 also contributed to the decrease in interest expense.  The interest rate on the Company’s borrowings from Bank of America decreased to 3.8% at December 31, 2003, compared to 6.25% at December 31, 2002.

Other income was $109,000 in 2003 compared to $1,907,000 of other expense in 2002.  The 2002 expense was primarily the result of recognition of a $1.8 million legal liability recorded subsequent to reaching a proposed settlement in the Paulsell litigation as more fully described in Item 3 of this report.

The Company’s effective tax rate for 2003 was 33.3%, resulting in a provision for income taxes of $2,722,000, compared to an effective rate of 28% and an income tax benefit of $1,459,000 in 2002.  The change in the effective tax rate for 2003 as compared to 2002 is due primarily to the fact that the profits in the United Kingdom have increased as a percentage of the total company profits.  Since the Company has elected to use the indefinite reinvestment criteria, local jurisdictional rates are used in computing the Company’s tax provision.

The Company’s net income for 2003 was $5.5 million, compared to a net loss of $4.0 million in 2002.  The $10.9 million improvement in operating income in 2003 and reductions in interest and other expense combined to improve income from continuing operations before income taxes by $13.4 million.  After taxes, the Company’s income from continuing operations was $5.5 million in 2003, compared to a loss of $3.7 million in 2002.  The net loss of $4.0 million for 2002 includes $264,000 in losses from the discontinued operations of iATMglobal.net prior to its disposal in February 2002.

Year ended December 31, 2002 Compared to Year ended December 31, 2001

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

Photocopy sales were down by $4.2 million (7.1%) in 2002 as compared to 2001.  This decrease was primarily a result of an overall decrease in total copy volume of 84 million transactions from the prior year reflecting the mature nature of the photocopy business.  Total copy volume for the fiscal year ended December 31, 2002 was 980 million copies as compared to 1.064 billion copies for the same period in 2001, a decline of 7.9%.  The average number of installed copiers in 2002 was 28,926, down from 31,340 in 2001.  The average number of copies made per installed copier declined slightly, to 33,865 in 2002, from 33,950 in 2001.  Management believes that active asset management designed to remove photocopiers from lower volume sites and to re-deploy those machines into higher volume sites offset a decline in demand for copy services.

Sales discounts are greater in the photocopy business than in the ATM business and generally vary at individual retail businesses depending on volume – the higher the volume, the greater the discount.  Sales discounts as a percentage of sales in 2002 were 17.2% as compared to 16.2% in 2001.  The increase as a percentage of sales is primarily due to a shift in the ATM business toward higher discount programs that allow retailers to retain a larger portion of the revenue in exchange for providing their own cash.  In 2002, the sales discounts related to the ATM business were 16.9% of sales as compared to 11.7% in 2001.  Photocopy sales discounts were 18% of photocopy sales in 2002 and 2001.

Cost of sales as a percentage of revenue decreased to 51.2% in 2002 from 53.6% in 2001 on a consolidated basis.  Cost of sales in the ATM business decreased as a percentage of ATM revenue to 53.4% in 2002 from 66.8% in 2001.  While ATM revenues increased by $9.0 million (47.6%) in 2002 compared to 2001, cost of sales increased by only $2.3 million (18.1%).  The 38% increase in the volume of withdrawal transactions resulted in an economy of scale that reduced the cost of sales per withdrawal transaction to $1.18 in 2002 from $1.40 in 2001.  Per transaction costs were reduced primarily in two areas.  Third party service and maintenance costs were reduced by $.15 per transaction, offset partially by the cost of bringing certain maintenance in-house.  Cost of cash in the ATM machines decreased by $.13 per transaction as a result of lower transaction fees from the Trust as more fully described in “Liquidity and Capital Resources.”  Due to the percentage of overall revenue and associated costs of sales in 2002 contributed by the ATM business, 32.6% and 34.1% respectively, significant changes in the ATM business will not be realized in consolidated results until the ATM business becomes a larger portion of the overall business. Cost of sales associated with the photocopy business increased to 50.3% of contributed revenue from 49.6% in 2001. While labor included in cost of sales in the photocopy business declined $411,000 (4.3%), revenue declined 7.1%, resulting in an increase in labor as a percentage of sales to 16.4% from 15.9% of contributed revenue in 2002 compared to 2001.  Materials related costs in the photocopy business in 2002 included an increase in scrapped and obsolete materials of $680,000 compared to 2001, of which $300,000 is recorded as an allowance for obsolete inventory.  The total materials related cost of sales in the photocopy business remained constant at 29% of contributed revenue for 2002 and 2001.  The Company does not anticipate that expenses for scrapped and obsolete materials will be significant going forward as inventory levels were reduced 57.8% worldwide in 2002 as a result of aggressive inventory and cost management.

Selling, general and administrative costs as a percentage of revenue on a consolidated basis decreased to 31.3% from 31.6% in 2001.  The decrease in these costs as a percentage of sales relates primarily to the disposal of iATMglobal.net in February 2002.  iATMglobal.net had contributed $4.9 million to selling, general, and administrative costs in 2001 which represented 430% of contributed revenue.  The software development portion of the business that was retained by the Company contributed $1.3 million or 49.9% of contributed revenue in 2002.  The decrease in selling, general, and administrative costs associated with iATMglobal.net was partially offset by a $2 million increase in non-labor related expenses in the Company’s other businesses.  These include a $739,000 increase in expense for Value-Added Tax (“VAT”) in the United Kingdom ATM business.  Of this amount, approximately $128,000 had been capitalized since the inception of the ATM business and $299,000 had been recorded as VAT receivable in 2001 that was subsequently determined to be non-reclaimable.  The remainder was VAT expense related to fiscal year 2002.  In 2002 the Company received a final determination from UK taxing authorities as to the applicability and method of calculating VAT associated with its ATM business which resulted in the need to record additional expense.  Prior to 2002, the treatment of VAT related to the ATM business could not be reasonably determined or estimated since non-bank ATM placements were relatively new to the United Kingdom and the taxing authority had not yet provided guidance as to their tax treatment.  An additional $400,000 related to non-recurring expense was recorded in anticipation of renewing the Company’s fleet leases earlier than originally planned.  Other increases included insurance premiums, legal fees, and travel expenses.  The Company believes that these increases are commensurate with overall market trends in the insurance industry, as well as the litigation that was in the settlement process at the time.  At the beginning of the third quarter 2002, the Company determined that it was overstaffed for current business demands and, in combination with a number of other cost-saving measures, began a reduction in force throughout its operations.  The United States reduction in force took place primarily in the second half of 2002; the United Kingdom reduction in force took place in first quarter of 2003.  Due to the timing of this action as well as cost associated with severance payments, full cost savings from these actions were not realized in 2002.

In the fourth quarter of 2002, the Company determined that certain of its Mita analog photocopiers held in storage would not likely be returned to service, and $2,049,000, representing the net book value of these copiers was charged to expense.  In conjunction with the Company’s commitment to purchase an additional 850 Konica photocopy machines during 2003, year over year declines in photocopy transaction volumes, and limited opportunities for large-scale expansion, the Company determined that the market no longer supported plans to redeploy older technology photocopiers.

Interest expense decreased as percentage of sales to 1.9% in 2002 compared to 2.9% in 2001.  Beginning and ending borrowings on the Company’s revolving line of credit for fiscal years 2002 and 2001 were $21.3 million and $16.6 million, and $28.0 million and $21.3 million, respectively. The Company’s average outstanding balances on its line of credit were $19.9 million in 2002 and $25.0 million in 2001, reflecting a decrease in the average outstanding balance of $5.1 million during 2002.  Borrowings on the Company’s line of credit during the fiscal year ended December 31, 2002 fell from $21.3 million to $16.6 million, a decrease of $4.7 million. Interest rates during the same period decreased from 8.25% to 6.25% on the outstanding amount.  The Company entered into capital leases on equipment in 2002 and 2001.  Interest expense related to these capital leases for the years ended December 31, 2002 and 2001 was $83,000 and $3,000, respectively. As such, in fiscal year 2002, the decline in both the line of credit outstanding balance and interest rates, offset partially by an increase in capital lease interest, resulted in an overall reduced interest expense compared to fiscal year 2001.

In October 2001 the Company incurred a $1.5 million loss on the disposal of the assets of its French operation.

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

Losses from discontinued operations are the results of operations of iATMglobal.net prior to its disposal in February 2002.  Loss from discontinued operations decreased to $264,000 in 2002 from $3,144,000 in 2001 because the Company owned iATMglobal.net for only 1-1/2 months in 2002 and for the entire year in 2001.

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

Liquidity and Capital Resources

The Company’s principal ongoing funding requirements are to finance working capital and continued growth of its business, including capital expenditures, and to service its bank debt and lease obligations.  During 2003, the Company generated $13.7 million in cash flows from its operating activities as compared to $7.9 million in 2002.  Cash flows, primarily from the Company’s operating activities, during 2003 have allowed the Company to pay the litigation settlement of $1.8 million accrued at the end of 2002, reduce its bank debt by $6.7 million, make payments of $1.7 million on capital lease obligations and make $1.9 million in equipment purchases (primarily Konica analog photocopiers).  The Company had cash and cash equivalents of $5.7 million at the end of 2003, compared to $2.1 million at the end of 2002, and net working capital of $2.3 million at the end of 2003, compared to a working capital deficit of $1.9 million at the end of 2002.

During 2003 the Company also financed equipment purchases (primarily Toshiba digital photocopiers) of $2.0 million with capital leases.

In May 2003 the Company and its primary lender (Bank of America, N.A.) executed a new loan agreement to refinance the Company’s revolving loan on substantially more favorable terms, including a reduction in interest rate from prime plus 200 basis points to a maximum of prime plus 50 basis points.  The new facility includes a $15.0 million three-year term loan, which matures in March 2006, and a $4.0 million revolving line of credit which matures April 30, 2004.  The Company intends to pursue renewal of this revolving line of credit.  Interest is due monthly and principal on the term loan is payable in quarterly installments of $750,000.  As of December 31, 2003, the Company did not have any outstanding borrowings under the revolving line of credit.  However, the bank had issued standby letters of credit on the Company’s behalf that totaled $1.625 million as of December 31, 2003, reducing the balance available under the line of credit to $2.375 million.  There were no borrowings on the line of credit during 2003.

On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as Administrator. By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created.  Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $15,000 as of December 31, 2003) and with Autobahn Funding Company LLC (“Lender” and equity investor in the amount of $1,485,000 as of December 31, 2003), rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Autobahn Funding Company LLC is related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (“DZ Bank”) and is independent of the Servicer and the Company.  The purpose of the Trust is to provide cash to be placed in the Company’s United States ATM machines (“vault cash”), by accessing commercial paper markets.

The Trust borrows from and makes repayments to the Lender and makes other payments pursuant to a Loan and Servicing Agreement, and engages the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.  Borrowings from the Lender are collateralized by the assets of the Trust, principally the vault cash.  The Lender issues asset-backed commercial paper notes to fund the loans to the Trust.  Interest on the Trust’s borrowings from the Lender, which are evidenced by a note, is at a rate equal to 1.75% plus the interest rate of the commercial paper notes that the Lender issues to fund the loans to the Trust.  The Trust also pays to the Lender an amount equal to the Lender’s equity investment in the Trust times 1.75% plus the yield rate of the commercial paper notes outstanding.  The Loan and Servicing Agreement contains covenants applicable to the Company, including a minimum tangible net worth requirement.  The

Company was in compliance with these covenants as of December 31, 2003.  A liquidity agreement with DZ Bank ensures that the Trust continues to have funds available for the term of the agreement.

When the vault cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs.  The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Lender.  The Company maintains letters of credit totaling $1,625,000 at December 31, 2003 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM machines and to the vault or bank storage facilities, and the Company maintains insurance on behalf of the Trust to ensure the cash is safe during its time in ATM machines.

In April 2003, DZ Bank approved a request to increase cash available for use in TRM’s United States ATM network from $30.0 million to $50.0 million.  The additional $20.0 million cash facility is available to support increased demand for vault cash in the Company’s ATM network as may be needed from time to time.

Because the Company is the primary beneficiary of the Trust, the accounts of the Trust have been included in the consolidated financial statements of the Company.  The Trust’s vault cash, amounting to $28,939,000 at December 31, 2003, is reported as restricted cash in the accompanying consolidated balance sheet, and the balance of the Trust’s note payable to the Lender, which totaled $27,455,000 at December 31, 2003, is reported as a non-current liability.  The Loan and Servicing Agreement matures in 2007.  The expenses of the Trust, which are primarily interest and fees related to the Trust’s borrowings and bank charges, were $1,106,000 in 2001, $1,027,000 in 2002 and $1,290,000 in 2003, and are included in cost of sales in the Company’s statements of operations.

The Company’s United Kingdom ATM business obtains vault cash under an agreement with a local bank.  Vault cash obtained under the program remains the property of the bank, however, the Company is insured against risk of loss while the cash is in or being distributed to its ATM network.  During 2003, the Company has accessed amounts from £23.3 million ($41.8 million) to £42.8 million ($76.6 million) and paid a total of £1.1 million ($1.7 million) for use of the cash.

The Company currently anticipates capital expenditures of approximately $5 million during 2004 primarily to acquire and upgrade ATM machines.  As of December 31, 2003, the Company does not have any significant purchase commitments for capital expenditures.

In the third quarter ended September 30, 2002, the Company negotiated an agreement with Barclay’s Mercantile Business Finance Limited in the United Kingdom that established a lease financing facility with a limit of $11.3 million. Borrowings under this facility constitute capital lease obligations for financing the purchase of digital photocopy equipment with a term of three years. The Company is not obligated to use any portion of the established limit. At December 31, 2003, the Company had outstanding debt under this facility of $4.0 million.

The Company expects that operations will continue for 2004, with the realization of assets, and discharge of liabilities in the ordinary course of business.  The Company believes that its prospective needs for working capital, capital expenditures and debt service will be met from cash flows generated by operations.  If operations are not consistent with management’s plan, there is no assurance, however, that the amounts from these sources will be sufficient for such purposes.  In that event, or for other reasons, the Company may be required to seek replacement financing and the Company may not be able to obtain such financing on commercially reasonable terms or at all.  There is no assurance that any replacement financing will be available, or if available, will be on terms satisfactory to the Company.

A summary of the Company’s contractual commitments and obligations as of December 31, 2003, is as follows (in thousands).

	Payments Due by Period
Contractual obligations	Total	2004	2005-2006	2007-2008	After 5 years

TRM Corporation and subsidiaries
Long-term bank debt	$10,064	$3,024	$7,040	$—	$—
Capital lease obligations	4,897	2,113	2,256	528	—
Operating leases	10,094	3,342	4,164	1,343	1,245
Total TRM Corporation and subsidiaries	25,055	8,479	13,460	1,871	1,245
TRM Inventory Funding Trust note payable	27,455	—	—	27,455	—
Total contractual cash obligations	$52,510	$8,479	$13,460	$29,326	$1,245

The Company has $4,502,000 accrued for Series A Preferred Stock dividends as of December 31, 2003.  TRM ceased paying these dividends late in the year 2000, but did pay them for the third and fourth quarters of 2003.  The Company’s loan agreement with Bank of America prohibits the cash payment of preferred dividends, but the Company has obtained a waiver from the bank allowing it to pay the dividends for the third and fourth quarters of 2003 and the first quarter of 2004.

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

TRM’s use of the units-of-production method of depreciation for its Konica model 2223 and model 2230 photocopier assets requires the use of estimates related to the useful life of such assets.  TRM has determined that the useful life of these assets is an average of 500,000 copies per machine.  At December 31, 2003, Konica copiers are carried on the Company’s books at a cost of $50.3 million, less accumulated depreciation of $15.6 million.  If actual copies produced differ significantly from the estimated useful life at the time of asset disposal, further write downs equal to the remaining carrying value may be required.  If future losses on disposal or significant decreases in the annual copy volume of this class of photocopiers becomes evidence of a shorter useful life than originally estimated, a change in accounting estimate relating to depreciable life may be required, resulting in additional depreciation charges on a prospective basis.

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

The Company is self-insured, with re-insurance, for purposes of providing medical insurance benefits to its employees.  The Company records estimated reserves after consideration of historical trends, known or reasonably estimated expenses, and aggregate stop loss coverages provided by its re-insurance carrier.  Should actual expenses be greater than estimated, additional expense related to medical insurance claims may be recorded.

TRM holds a minority interest in a French corporation which is not publicly traded and whose value is difficult to determine.  The French corporation has operations or technology in areas within or adjacent to TRM’s strategic focus.  TRM records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary.  Although the Company has not reported a related charge to date, future adverse changes in market conditions or poor operating results of the Company’s investment in the French corporation could result in losses or an inability to recover the carrying value of the investments that may not be reflected in its current carrying value, thereby possibly requiring an impairment charge in the future.

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

TRM records an estimated loss from a loss contingency when information available prior to the issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and when the amount of the loss can be reasonably estimated.  As of December 31, 2003, the Company does not have any liability recorded for loss contingencies.  As additional information becomes available, the Company will assess the potential liability related to any pending litigation and may revise its estimates.  Such revisions in estimates of the potential liability may materially impact the Company’s results of operations and financial position.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.”  SFAS 142 supersedes APB 17, “Intangible Assets”, and is effective for fiscal years beginning after December 14, 2001.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, and require that goodwill and indefinite-lived intangible assets be tested annually for impairment.  The Company adopted the provisions of SFAS 142 in the first quarter of 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.”  SFAS No. 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs.  The Company adopted the provisions of SFAS No. 143 in the first quarter of 2003 with no effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of SFAS No. 146 in 2003 did not have any effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has reviewed the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002.  FIN 45 did not have any effect on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  In December 2003, the FASB published a revision to FIN 46 (FIN 46R), in part to clarify certain of the provisions and implementation issues of FIN 46.

FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has adopted the provisions of FIN 46 as of December 31, 2003.  In accordance with FIN 46, the Company has consolidated the accounts of TRM Inventory Funding Trust with the accounts of the Company and its subsidiaries as of December 31, 2003.  The Company’s consolidated balance sheet as of December 31, 2002 has been restated to conform to the presentation for 2003.  The consolidation of the Trust resulted in increased assets of $28,939,000, liabilities of $27,439,000 and minority interest of $1,500,000 as of December 31, 2003 ($24,911,000, $24,011,000, and $900,000, respectively as of December 31, 2002).  The consolidation of the Trust did not cause any change to the Company’s previously reported revenues or expenses.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for the Company prospectively for contracts entered into or modified after June 30, 2003.  The Company does not have any derivative instruments, nor is it involved in any hedging activities and, therefore, the adoption of SFAS No. 149 did not have any impact on its results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The application of SFAS No. 150 did not have any effect on the Company’s financial position, results of operations or cash flows.

ITEM 7(a).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact its results of operations and financial condition.  The Company does not hold or issue derivative commodity instruments or other financial instruments for trading purposes.

Interest Rate Risk

The Company maintains an investment portfolio that is comprised solely of money market funds.  The income earned from these money market funds is subject to changes in interest rates.  For the years ended December 31, 2002 and 2003, interest income amounted to $82,000 and $90,000, respectively.  An immediate 10% change in interest rates earned would not have a material effect on the Company’s net income.

Additionally, the Company is exposed to interest rate risk related to its bank loan.  Interest on the Company’s term loan from Bank of America is at the bank’s prime rate plus 0.0% to 0.5% depending on the Company’s leverage ratio as defined in the loan agreement.  The Company also has the option of electing an alternative interest rate based on the bank’s LIBOR or IBOR rates.  As of December 31, 2003, interest on the term loan was 3.8%.  Borrowings from Bank of America totaled $16.6 million at December 31, 2002 and $10.0 million at December 31, 2003.  Interest expense relating to these borrowings was $1.47 million for 2002 and $745,000 for 2003.  If the interest rate for the Company’s $10 million term loan from Bank of America at December 31, 2003 increased by 1%, to 4.8%, the Company’s interest expense would increase by $100,000 per year.

TRM Inventory Funding Trust borrows money pursuant to a note funded by the sale of commercial paper.  The Trust owed $24.1 million at December 31, 2002 and $27.5 million at December 31, 2003 under this arrangement.  The weighted average interest rate on these borrowings at December 31, 2003 was 2.9%.  Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in the Company’s consolidated financial statements, totaled $868,000 for 2002 and $984,000 for 2003.  If the interest rate for the Trust’s borrowings at December 31, 2003 increased by 1%, to a weighted average of 3.9%, the Company’s cost of sales would increase by $275,000 per year.

The Company’s United Kingdom ATM business obtains vault cash under an agreement with a local bank.  Vault cash obtained under the program remains the property of the bank, and the cash is not included in the Company’s consolidated balance sheet.  During 2002 the Company accessed amounts ranging from £12.4 million ($19.9 million) to £25.6 million ($41.0 million) and paid a total of £1.0 million ($1.4 million) for use of the cash.  During 2003 the Company accessed amounts ranging from £23.3 million ($41.7 million) to £42.8 million ($76.6 million) and paid a total of £1.1 million ($1.7 million) for use of the cash.  Fees paid by the Company for use of the cash are related to the bank’s interest rates.  Based on the £42.8 million balance being used at December 31, 2003, if the cost of the cash increased by 1%, the Company’s cost of sales would increase by £428,000 ($766,000) per year.

Foreign Currency Risk

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

The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.  Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  Foreign exchange rate transaction losses, net of gains for the year ended December 31, 2002 were approximately $23,000.  For the year ended December 31, 2003, foreign exchange rate transaction gains, net of losses were $242,000.  If foreign currency rates were to fluctuate from rates at December 31, 2003, the Company’s financial position might be materially affected.  Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2003, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would aggregate approximately $2.6 million.  No assurance can be given that changes in foreign currency rates will not have a material impact on the Company’s results of operations in the future.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in this Report on Form 10-K commencing on page F-1.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9(a).     CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer, Senior Vice President, Financial Services, and Principal Accounting Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the Company’s fiscal quarter ended December 31, 2003, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company will be included under “Election of Directors”  and “Background About Continuing Directors,” in the Company’s definitive proxy statement for its 2004 annual meeting of shareholders (the “2004 Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.  Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.  Information with respect to executive officers of the Company is included in this Report in a separate item captioned “Executive Officers of the Registrant.”

ITEM 11.       EXECUTIVE COMPENSATION

Information with respect to executive compensation will be included under “Executive Compensation” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans as of December 31, 2003 will be included under “Voting Securities and Principal Shareholders” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with management will be included under “Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services will be included under “Principal Accountant Fees and Services” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           Documents filed as part of this report

1.             Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.             Exhibits:

(a)           The exhibits listed below are filed as part of this report

Exhibit Number

2(a)

Agreement for Sale of Business between FPC France Ltd. and FPC France, a French corporation dated September 27, 2001 (Incorporated herein by reference to Exhibit 2(a) of Form 10-K for the year ended December 31, 2002)

2(b)

Agreement of Presence between FPC France Ltd. and FPC France, a French corporation dated September 27, 2001 (Incorporated herein by reference to Exhibit 2(b) of Form 10-K for the year ended December 31, 2002)

2(c)

Stock Purchase Agreement by and between iATMglobal.net Corporation and S-3 Corporation dated February 12, 2002 (Incorporated herein by reference to Exhibit 2(c) of Form 10-K for the year ended December 31, 2002)

3.1(a)	Amendments to the Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1(b)	Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Investors’ Rights Agreement (Incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

Exhibit Number

10.1*	Form of Indemnity Agreements with Registrant’s directors and executive officers (Incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)

10.2	a)

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

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon)

10.3*	Restated 1986 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

10.4*	1996 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1998)

10.5*	Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.6*	Form of Stock Option Agreements:
	a)	For option grants before fiscal 1994 (Incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])
	b)	For option grants during fiscal 1994 (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)
	c)	For option grants during fiscal 1995 (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.7*	Employment Agreements:
	a)	Employment Agreement dated February 8, 2000 with Gary Cosmer (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	b)	Employment Agreement dated January 1, 2000 with Danial Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
	c)	Employment Agreement dated December 18, 2001 with Kenneth L. Tepper (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2001)
	d)	Employment Agreement dated July 22, 2002 with Thomas W. Mann (Incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2002)

10.8

Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)

10.9	a)	First Amendment to Third Amended and Restated Business Loan Agreement (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 2000)
b)

Fifth Amendment to Third Amended and Restated Business Loan Agreement dated March 31, 2003 between TRM Corporation and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.29 of Form 10-K for the year ended December 31, 2002)

10.10

Loan and Servicing Agreement dated March 17, 2000 by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

10.11

Third Amendment to Loan and Servicing Agreement dated April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

Exhibit Number

10.12

Fourth Amendment to Loan and Servicing Agreement dated July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

10.13	Agreement dated January 12, 2001 between TRM (ATM) Limited and Girobank, Plc. (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended June 30, 2002)

10.14

Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002)

10.15

Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002)

10.16	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

10.17	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

10.18	Form of Parent Guarantee by and between TRM Corporation and NCR Limited dated July 29, 2002 (incorporated herein by reference to Exhibit 10.16 of Form 10-Q for the quarter ended September 30, 2002)

10.19	Security Assignment by and between TRM (ATM) Limited and NCR Limited dated September 4, 2002 (incorporated herein by reference to Exhibit 10.17 of Form 10-Q for the quarter ended September 30, 2002)

10.20

Notice of Assignment from Summit Asset Management Limited to CitiCapital Ltd. dated September 9, 2002 (incorporated herein by reference to Exhibit 10.18 of Form 10-Q for the quarter ended September 30, 2002)

10.21

Fifth Amendment to Third Amended and Restated Business Loan Agreement dated March 31, 2003 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.29 of Form 10-K for the year ended December 31, 2002)

10.22

Fifth Amendment to Loan and Servicing Agreement dated April 23, 2003, among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.30 of Form 10-Q for the quarter ended March 31, 2003)

10.23	Business Loan Agreement dated as of May 15, 2003, between Bank of America, N.A., and TRM Corporation (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2003)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1	Power of Attorney (see Signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Senior Vice President, Financial Services pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Senior Vice President, Financial Services of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

*    Management contract or compensation plan or arrangement

(b)           Reports on Form 8-K

The following reports on Form 8-K were filed by the Company during the fourth quarter of 2003.

a.     Report on Form 8-K dated November 6, 2003, announcing the Company’s financial results for the quarter ended September 30, 2003.

b.     Report on Form 8-K dated December 11, 2003, reporting a press release with respect to payment of the fourth quarter 2003 dividend on outstanding shares of Series A Preferred Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 29, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 29, 2004 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Kenneth L. Tepper	President and Chief Executive Officer
Kenneth L. Tepper	(Principal Executive Officer)

/s/ Rebecca J. Demy	Principal Accounting Officer
Rebecca J. Demy	(Principal Accounting Officer)

/s/ Daniel E. O’Brien	Senior Vice President, Financial Services
Daniel E. O’Brien	(Senior Vice President, Financial Services)

/s/ Daniel G. Cohen	Chairman of the Board and Director
Daniel G. Cohen

/s/ Nancy Alperin	Director
Nancy Alperin

/s/ Edward E. Cohen	Director
Edward E. Cohen

/s/ Slavka Glaser	Director
Slavka Glaser

/s/ Hersh Kozlov	Director
Hersh Kozlov

/s/ Lance Laifer	Director
Lance Laifer

/s/ Alan D. Schreiber	Director
Alan D. Schreiber

/s/ Harmon S. Spolan	Director
Harmon S. Spolan

EXHIBIT INDEX

Exhibit Number

2(a)

Agreement for Sale of Business between FPC France Ltd. and FPC France, a French corporation dated September 27, 2001 (Incorporated herein by reference to Exhibit 2(a) of Form 10-K for the year ended December 31, 2002)

2(b)

Agreement of Presence between FPC France Ltd. and FPC France, a French corporation dated September 27, 2001 (Incorporated herein by reference to Exhibit 2(b) of Form 10-K for the year ended December 31, 2002)

2(c)

Stock Purchase Agreement by and between iATMglobal.net Corporation and S-3 Corporation dated February 12, 2002 (Incorporated herein by reference to Exhibit 2(c) of Form 10-K for the year ended December 31, 2002)

3.1(a)	Amendments to the Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1(b)	Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Investors’ Rights Agreement (Incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

10.1*	Form of Indemnity Agreements with Registrant’s directors and executive officers (Incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)

10.2	a)

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

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon)

10.3*	Restated 1986 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

10.4*	1996 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1998)

10.5*	Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.6*	Form of Stock Option Agreements:
		a)	For option grants before fiscal 1994 (Incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])
		b)	For option grants during fiscal 1994 (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)
		c)	For option grants during fiscal 1995 (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.7*	Employment Agreements:
		a)	Employment Agreement dated February 8, 2000 with Gary Cosmer (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
		b)	Employment Agreement dated January 1, 2000 with Danial Tierney (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)
		c)	Employment Agreement dated December 18, 2001 with Kenneth L. Tepper (Incorporated herein by

Exhibit Number

reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2001)
		d)	Employment Agreement dated July 22, 2002 with Thomas W. Mann (Incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2002)

10.8

Preferred Stock and Warrants Purchase Agreement dated March 29, 1998 between the Company and ReadyCash Investment Partners, L.P. (Incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1998)

10.9	a)	First Amendment to Third Amended and Restated Business Loan Agreement (incorporated herein by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended December 31, 2000)
b)

Fifth Amendment to Third Amended and Restated Business Loan Agreement dated March 31, 2003 between TRM Corporation and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.29 of Form 10-K for the year ended December 31, 2002)

10.10

Loan and Servicing Agreement dated March 17, 2000 by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

10.11

Third Amendment to Loan and Servicing Agreement dated April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

10.12

Fourth Amendment to Loan and Servicing Agreement dated July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

10.13	Agreement dated January 12, 2001 between TRM (ATM) Limited and Girobank, Plc. (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended June 30, 2002)

10.14

Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002)

10.15

Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002)

10.16	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

10.17	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

10.18	Form of Parent Guarantee by and between TRM Corporation and NCR Limited dated July 29, 2002 (incorporated herein by reference to Exhibit 10.16 of Form 10-Q for the quarter ended September 30, 2002)

10.19	Security Assignment by and between TRM (ATM) Limited and NCR Limited dated September 4, 2002 (incorporated herein by reference to Exhibit 10.17 of Form 10-Q for the quarter ended September 30, 2002)

10.20

Notice of Assignment from Summit Asset Management Limited to CitiCapital Ltd. dated September 9, 2002 (incorporated herein by reference to Exhibit 10.18 of Form 10-Q for the quarter ended September 30, 2002)

10.21

Fifth Amendment to Third Amended and Restated Business Loan Agreement dated March 31, 2003 between TRM Corporation and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.29 of Form 10-K for the year ended December 31, 2002)

10.22

Fifth Amendment to Loan and Servicing Agreement dated April 23, 2003, among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.30 of Form 10-Q for the quarter ended March 31, 2003)

10.23	Business Loan Agreement dated as of May 15, 2003, between Bank of America, N.A., and TRM Corporation (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2003)

21.1	Subsidiaries of the Registrant

Exhibit Number

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1	Power of Attorney (see Signature page)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Senior Vice President, Financial Services pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Senior Vice President, Financial Services of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

*    Management contract or compensation plan or arrangement

Report of Independent Auditors

To the Board of Directors and Shareholders

of TRM Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 24 present fairly, in all material respects, the financial position of TRM Corporation and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  Additionally, in 2003, as discussed in Note 1, the Company has adopted the provisions of the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” which changed certain consolidation policies.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 23, 2004

TRM Corporation

Consolidated Balance Sheets

(In thousands)

	December 31, 2002	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$2,127	$5,724
Accounts receivable, net	6,084	6,134
Inventories, (note 2)	947	1,567
Prepaid expenses and other	778	1,405
Deferred tax asset (note 9)	876	423
Total current assets	10,812	15,253
Equipment, less accumulated depreciation and amortization (notes 3 and 8)	67,916	63,991
Restricted cash – TRM Inventory Funding Trust (note 4)	24,911	28,939
Deferred tax asset (note 9)	3,370	2,767
Intangible assets, less accumulated amortization (note 5)	72	72
Other assets	1,773	1,253
Total assets	$108,854	$112,275

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,231	$1,367
Accrued expenses (note 6)	7,814	6,429
Accrued expenses of TRM Inventory Funding Trust	46	57
Current portion of litigation settlement	1,050	—
Current portion of long-term debt	21	3,024
Current portion of obligations under capital leases	1,508	2,113
Total current liabilities	12,670	12,990
Litigation settlement (note 15)	738	—
TRM Inventory Funding Trust note payable (note 4)	24,086	27,455
Long-term debt (note 7)	16,709	7,040
Obligations under capital leases (note 8)	2,579	2,784
Deferred tax liability (note 9)	5,573	7,049
Other long-term liabilities	128	79
Preferred dividends payable (note 10)	3,377	4,502
Total liabilities	65,860	61,899

Minority interest	900	1,500

Commitments (note 12)	—	—

Shareholders’ equity (notes 10 and 11):
Preferred stock, no par value - 5,000 shares authorized; 1,778 shares issued and outstanding (liquidation preference $20,000)	19,798	19,798
Common stock, no par value - 50,000 shares authorized; 7,060 shares issued and outstanding	19,026	19,026
Additional paid-in capital	63	63
Accumulated other comprehensive income – accumulated foreign currency translation adjustments	(738)	2,088
Retained earnings	3,945	7,901
Total shareholders’ equity	42,094	48,876
Total liabilities and shareholders’ equity	$108,854	$112,275

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Operations

Years ended December 31, 2001, 2002 and 2003

(In thousands, except per share data)

	2001	2002	2003

Sales	$78,987	$85,243	$95,851
Less discounts	12,810	14,691	16,625
Net sales	66,177	70,552	79,226
Cost of sales	42,295	43,591	44,604
Gross profit	23,882	26,961	34,622
Selling, general and administrative expense	24,959	26,698	24,892
Asset retirements (note 16)	—	2,049	626
Operating income (loss)	(1,077)	(1,786)	9,104
Interest expense	2,247	1,581	1,035
Loss on sale of assets of foreign subsidiary	1,550	—	—
Other expense (income), net	(872)	1,907	(109)
Income (loss) before minority interest	(4,002)	(5,274)	8,178
Minority interest in losses of consolidated subsidiary	1,190	72	—
Income (loss) from continuing operations before income taxes	(2,812)	(5,202)	8,178
Provision (benefit) for income taxes (note 9)	506	(1,459)	2,722
Income (loss) from continuing operations	(3,318)	(3,743)	5,456
Loss from discontinued operations	(3,144)	(264)	—
Net income (loss)	$(6,462)	$(4,007)	$5,456

Basic and diluted per share information:

Income (loss) from continuing operations	$(3,318)	$(3,743)	$5,456
Preferred stock dividends	(1,500)	(1,500)	(1,500)
Net income (loss) from continuing operations available to common shareholders	$(4,818)	$(5,243)	$3,956

Weighted average common shares outstanding	7,062	7,060	7,060
Dilutive effect of stock options	—	—	301
Weighted average common shares outstanding, assuming dilution	7,062	7,060	7,361
Basic income (loss) per share:
From continuing operations	$(.68)	$(.74)	$.56
Discontinued operations	(.45)	(.04)	—
Net income (loss)	$(1.13)	$(.78)	$.56
Diluted income (loss) per share:
From continuing operations	$(.68)	$(.74)	$.54
Discontinued operations	(.45)	(.04)	—
Net income (loss)	$(1.13)	$(.78)	$.54

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statement of Shareholders’ Equity

Years ended December 31, 2001, 2002 and 2003

(In thousands)

	Comprehensive income	Preferred		Common		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings
		Shares	Amounts	Shares	Amounts				Total
Balances, December 31, 2000		1,778	$19,798	7,063	$19,032	$—	$(1,697)	$17,414	$54,547
Comprehensive loss:
Net loss	$(6,462)	—	—	—	—	—	—	(6,462)	(6,462)
Other comprehensive loss
Foreign currency translation adjustment	(1,260)	—	—	—	—	—	(1,260)	—	(1,260)
Comprehensive loss	$(7,722)
Repurchase of common stock		—	—	(3)	(6)	—	—	—	(6)
Modification of stock options		—	—	—	—	13	—	—	13
Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)
Balances, December 31, 2001		1,778	19,798	7,060	19,026	13	(2,957)	9,452	45,332
Comprehensive loss:
Net loss	$(4,007)	—	—	—	—	—	—	(4,007)	(4,007)
Other comprehensive income
Foreign currency translation adjustment	2,219	—	—	—	—	—	2,219	—	2,219
Comprehensive loss	$(1,788)
Modification of stock options		—	—	—	—	50	—	—	50
Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)
Balances, December 31, 2002		1,778	19,798	7,060	19,026	63	(738)	3,945	42,094
Comprehensive income:
Net income	$5,456	—	—	—	—	—	—	5,456	5,456
Other comprehensive income
Foreign currency translation adjustment	2,826	—	—	—	—	—	2,826	—	2,826
Comprehensive income	$8,282
Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)
Balances, December 31, 2003		1,778	$19,798	7,060	$19,026	$63	$2,088	$7,901	$48,876

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2002 and 2003

(In thousands)

	2001	2002	2003
Operating activities:
Net income (loss)	$(6,462)	$(4,007)	$5,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,981	9,716	9,553
Minority interest in losses of consolidated subsidiary	(1,190)	(72)	—
Loss on disposal or retirement of equipment and vehicles	1,829	2,447	791
Non-cash stock compensation	13	50	—
Changes in items affecting operations:
Restricted cash	1,780	—	—
Accounts receivable	2,053	489	44
Inventories	1,307	1,338	(48)
Income taxes receivable	(168)	269	—
Prepaid expenses and other	1,296	612	(582)
Accounts payable	(5,269)	(4,024)	(1,008)
Accrued expenses	1,273	(246)	(1,326)
Litigation settlement	—	1,788	(1,788)
Deferred income taxes	255	(468)	2,616
Total operating activities	6,698	7,895	13,708
Investing activities:
Proceeds from sale of equipment	397	1,169	553
Capital expenditures	(2,403)	(3,247)	(1,897)
Other	(862)	(207)	20
Total investing activities	(2,868)	(2,285)	(1,324)
Financing activities:	—	—
Borrowings on line of credit	16,213	20,925	8,128
Repayment of line of credit	(24,454)	(25,598)	(24,772)
Proceeds from term note	—	—	15,000
Repayment of term notes	—	—	(5,023)
Principal payments on capital lease obligations	(79)	(751)	(1,673)
Other long-term liabilities	(50)	—	—
Increase in restricted cash		(3,025)	(4,028)
Proceeds from issuance of TRM Inventory Funding Trust Note, net of $5,090 and $9,686 in repayments		3,025	3,369
Proceeds from issuance of equity in TRM Inventory Funding Trust		—	600
Repurchase of common stock	(6)	—	—
Preferred stock dividends	—	—	(375)
Purchase of minority interest	—	(60)	—
Total financing activities	(8,376)	(5,484)	(8,774)
Effect of exchange rate changes	132	403	(13)
Net increase (decrease) in cash and cash equivalents	(4,414)	529	3,597
Beginning cash and cash equivalents	6,012	1,598	2,127
Ending cash and cash equivalents	$1,598	$2,127	$5,724
Supplemental disclosure of non-cash transactions:
Disposal of assets under a non-cash sales agreement:
Current assets	$455	$31	$—
Non-current assets	1,649	3,307	—
Current liabilities	(259)	—	—
Note receivable received	69	—	—
Ownership in new entity	344	—	—
Negative goodwill recorded	—	227	—
Minority interest eliminated	—	3,565	—
Assets acquired under capital lease obligation	204	4,450	2,001
Preferred stock dividends accrued	1,500	1,500	1,125

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Description of Business and Summary of Significant Accounting Policies

Description of Business

TRM Corporation (“TRM” or the “Company”) delivers convenience services to consumers in retail environments.  The Company currently delivers self-service cash delivery and account balance inquiry, through ATM machines, and photocopy services.

TRM’s services are made available in nearly 30,000 high traffic retail locations that are convenient to consumers.  As of December 2003 TRM offers its services in retail locations in the United States, the United Kingdom and Canada.  The Company sold substantially all of the assets of its French operation in October 2001.  TRM provides the equipment, maintenance, supplies and point of sale materials required for each of its installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by TRM’s offerings.

In the first quarter of 2000 the Company formed a subsidiary, iATMglobal.net, to deliver a unique distribution channel to access the Internet initially using its existing ATMs and eventually rolling out the software capability worldwide to other ATMs.  The Company owned 71.2% of iATMglobal.net at December 31, 2000 and 2001.  On February 14, 2002 TRM and NCR Corporation (“NCR”) entered into an agreement to reorganize iATMglobal.net (“iATM”).  Under this reorganization iATMglobal.net redeemed its shares held by the Company in exchange for the stock of Strategic Software Solutions Limited (“SSS”), a Scotland Company and subsidiary of iATMglobal.net, certain rights to the use of the software being developed by iATMglobal.net and $47,000 of cash.  As a result of the reorganization, the Company no longer has an ownership position in iATMglobal.net.  The results of operations of iATMglobal.net are classified as discontinued operations in the consolidated statements of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of TRM, its subsidiaries and TRM Inventory Funding Trust (see Note 4).  The Company’s subsidiaries at December 31, 2003 included TRM Copy Centers (USA) Corporation, TRM Copy Centres (Canada) Ltd., TRM Copy Centres (U.K.) Limited, TRM ATM Corporation, TRM ATM (U.K.) Limited, FPC France Ltd., S-3 Corporation and Strategic Software Solutions Limited.  iATMglobal.net became a 71.2% owned subsidiary of the Company in 2000, and the Company’s share of iATMglobal.net is included in the consolidated financial statements through the date of its disposition.  Effective December 31, 2003, the Company has adopted the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and, accordingly, has consolidated the accounts of TRM Inventory Funding Trust in its December 31, 2003 consolidated balance sheet.  The Company’s consolidated balance sheet as of December 31, 2002 has been restated to conform to the presentation for 2003.  The consolidation of the Trust resulted in increased assets of $28,939,000, liabilities of $27,439,000 and minority interest of $1,500,000 as of December 31, 2003 ($24,911,000, $24,011,000, and $900,000, respectively as of December 31, 2002).  The consolidation of the Trust did not cause any change to the Company’s previously reported revenues or expenses.  The adoption of FASB Interpretation No. 46R did not affect the Company’s consolidated statements of operations, since the expenses of the Trust, which are passed through to the Company as a cost of cash held in ATMs, had previously been included in the Company’s cost of sales.

As of October 1, 2001, the Company sold substantially all the assets of its French operation to a newly formed French corporation for $69,000 cash, a 19% ownership in the new company and a future royalty stream.  Therefore, the operating results of the French operation are included in the consolidated financial statements through September 30, 2001.  The investment in the new French corporation, FPC France SAS, is being recognized on a cost basis of $222,000 at December 31, 2003 ($341,000 at December 31, 2002) and is presented in the caption “Other assets” on the balance sheet.  Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the company’s Board of Directors) are accounted for using the cost method.

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

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair market value because of the short maturity for these instruments.  Fair value approximates carrying value of the Company’s borrowings under its long-term debt, commercial paper and capital lease arrangements based upon interest rates available for the same or similar loans.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Restricted Cash

Cash owned by TRM Inventory Funding Trust (see Note 4) and held in the Company’s United States ATM network is considered to be restricted cash and classified as a noncurrent asset because the cash is only available for use in the Company’s ATM network and is not otherwise available for use by the Company.

Revenue Recognition and Accounts Receivable

A portion of each ATM surcharge and each copy sale is retained by the retail business.  The Company receives daily reports of ATM transactions electronically from its ATM network processor.  Additionally, ATM transaction revenue and vault cash is settled daily by the ATM network processor and funds are deposited daily into an account owned by the TRM Inventory Funding Trust.  After ensuring reimbursement of fees incurred by the Trust, TRM as “Servicer” transfers surcharge and interchange fees owed to TRM from the Trust account to a TRM owned account.  On a monthly basis, the ATM transaction data is used to calculate the retailer’s applicable discount, which is generally dependent upon transaction volumes, and the Company remits the discount directly to the retailer’s bank account through electronic funds transfer.  ATM revenue is recognized by the Company based on the actual monthly transactions reported by the ATM processing network.  The Company invoices each photocopy retailer monthly based on usage at the program price less the applicable discount (the amount retained by the retailer).  Total sales activity and discount amounts are recorded separately in the accounting records and in the consolidated statements of operations to arrive at net sales.  Revenue from software development conducted for others is recognized as work is performed.

Accounts receivable are shown net of allowance for doubtful accounts of $203,000 and $256,000 at December 31, 2002 and 2003, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market.

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

Equipment and Vehicles

Konica model 2223 and 2230 photocopy machines are depreciated using the units-of-production method with an estimated useful life of 500,000 copy transactions per photocopy machine with no provision for salvage value.  A minimum depreciation charge of 2.5% of the photocopier cost is taken annually.  In the fourth quarter of 2000, the Company changed its accounting policy and adopted the units-of-production method of depreciating its Konica model 2223 and 2230 photocopy machines.  In the year of adoption, the Company had planned to replace its entire non-Konica photocopy asset base with the newer models 2223 and 2230 machines over the next two years, due to the improved technological nature of the new Konicas, which the Company anticipated would result in a longer useful life and reduced maintenance costs.  The Company was provided with manufacturer’s specifications, which stated that the Konica 2223 and 2230 model machines had the capability of producing 1 million copies over the life of the machine resulting in a longer useful life.  Due to the age and significant technological differences of the non-Konica machines to be replaced, the Company was unable to determine the copies per unit that could be produced over the life of the aging machines and determined that the non-Konica machines were substantially nearing the end of their useful lives.  As such, it was determined that units-of-production for the non-Konica machines did not provide a more meaningful method of matching revenues and expenses.  Additionally, plans to upgrade all of the Company’s non-Konica machines were subsequently delayed and reduced due to constrained access to necessary capital at the time the accounting change was made.  The Company believes the units-of-production method provides better matching of revenues and expenses because revenue is based on copy volume for photocopiers, which varies by machine depending upon market conditions, customer location and time of year.  Under this method, photocopy equipment is stated at cost, including the related costs to prepare and install such equipment at customer locations, less accumulated depreciation, and is depreciated beginning in the first month the equipment produces revenue generating transactions.

Equipment and vehicles are recorded at cost plus amounts required to place equipment in service.  Depreciation begins when the asset is placed in service.  ATMs, furniture and fixtures, computer equipment, and vehicles are generally depreciated using the straight-line method over the estimated remaining useful lives of the related assets.  Photocopy centers utilizing Konica models other than 2230 and 2223 and photocopiers from manufacturers other than Konica are also depreciated using the straight-line method.  Estimated useful lives are as follows:

Konica analog photocopiers	500,000 photocopies per machine
Non-Konica analog photocopiers	10 years
Toshiba digital photocopiers	5 years
ATMs	10 years
Oracle ERP system	7 years
Computer equipment	2-5 years
Furniture and fixtures	5-7 years
Vehicles	5 years

Intangible Assets

As of December 31, 2003, the Company has indefinite-lived intangible assets amounting to $72,000.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, these intangibles are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount and an impairment loss is recognized for the difference between the carrying value of the asset and its fair value.

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

	2001	2002	2003

Net income (loss), as reported	$(6,462)	$(4,007)	$5,456
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(528)	(162)	(248)
Pro forma net income (loss)	$(6,990)	$(4,169)	$5,208

Basic net income (loss) per share:
As reported	$(1.13)	$(.78)	$.56
Pro forma	$(1.20)	$(.80)	$.53

Diluted net income (loss) per share:
As reported	$(1.13)	$(.78)	$.54
Pro forma	$(1.20)	$(.80)	$.50

Statements of Cash Flows Supplemental Information

Income taxes paid were approximately $474,000, $149,000, and $135,000 for fiscal years December 31, 2001, 2002, and 2003, respectively.   Interest paid does not materially differ from interest expense.

Net Income (Loss) Per Share

The Company follows the provisions of SFAS 128, “Earnings Per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if convertible preferred shares outstanding at the beginning of each year were converted at those dates with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The effect of preferred shares, options and warrants for 2001 and 2002 was not included in the computation of diluted earnings per share as the impact would be antidilutive.  For 2003 the effect of preferred shares and warrants was not included in the computation because the impact would be antidilutive.  Outstanding options to purchase 663,000 common shares were excluded from the calculation of diluted earnings per share for 2003 because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been antidilutive.

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

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.”  SFAS 142 supersedes APB 17, “Intangible Assets”, and is effective for fiscal years beginning after December 14, 2001.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, and require that goodwill and indefinite-lived intangible assets be tested annually for impairment.  The Company adopted the provisions of SFAS 142 in the first quarter of 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.”  SFAS No. 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs.  The Company adopted the provisions of SFAS No. 143 in the first quarter of 2003 with no effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of SFAS No. 146 in 2003 did not have any effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has reviewed the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002.  FIN 45 did not have any effect on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  In December 2003, the FASB published a revision to FIN 46 (FIN 46R), in part to clarify certain of the provisions and implementation issues of FIN 46.  FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has adopted the provisions of FIN 46 as of December 31, 2003.  In accordance with FIN 46, the Company has consolidated the accounts of TRM Inventory Funding Trust with the accounts of the Company and its subsidiaries as of December 31, 2003.  The Company’s consolidated balance sheet as of December 31, 2002 has been restated to conform to the presentation for 2003.  The consolidation of the Trust resulted in increased assets of $28,939,000, liabilities of $27,439,000 and minority interest of $1,500,000 as of December 31, 2003 ($24,911,000, $24,011,000, and $900,000, respectively as of December 31, 2002).  The consolidation of the Trust did not cause any change to the Company’s previously reported revenues or expenses.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for the Company prospectively for contracts entered into or modified after June 30, 2003.  The Company does not have any derivative instruments, nor is it involved in any hedging activities and, therefore, the adoption of SFAS No. 149 did not have any impact on its results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The application of SFAS No. 150 did not have any effect on the Company’s financial position, results of operations or cash flows.

Financial Statement Reclassifications

Certain financial statement reclassifications have been made to prior year amounts to conform to the current year presentation.  These changes had no impact on shareholders’ equity or previously reported net losses.

2.                                      Inventories (in thousands)

	December 31, 2002	December 31, 2003
Parts	$934	$1,052
ATM machines held for sale	—	483
Paper, toner and developer	13	32
	$947	$1,567

3.                                      Equipment

Equipment (in thousands):

	December 31, 2002	December 31, 2003
Konica analog photocopiers	$48,262	$50,311
Non-Konica analog photocopiers	14,356	10,864
Toshiba digital photocopiers	3,096	5,504
ATMs	26,143	27,303
Furniture and fixtures	2,242	2,505
Computer equipment	6,524	7,135
Vehicles	274	212
	100,897	103,834
Accumulated depreciation and amortization	(32,981)	(39,843)
	$67,916	$63,991

Depreciation and amortization of equipment for the years ended December 31, 2001, 2002 and 2003 were $9,128,000, $9,185,000, and $9,097,000, respectively.

4.                                      Vault Cash

On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as Administrator.  By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created.  Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust.  Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $15,000 as of December 31, 2003 and $9,000 as of December 31, 2002) and with Autobahn Funding Company LLC (“Lender” and equity investor in the amount of $1,485,000 as of December 31, 2003 and $891,000 as of December 31, 2002), rather than with Servicer, which merely serves as an administrator and servicer of the Trust.  Autobahn Funding Company LLC is related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (“DZ Bank”) and is independent of the Servicer and the Company.  The purpose of the Trust is to provide cash to be placed in the Company’s United States ATM machines (“vault cash”), by accessing commercial paper markets.

The Trust borrows from and makes repayments to the Lender and makes other payments pursuant to a Loan and Servicing Agreement, and engages the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.  Borrowings from the Lender are collateralized by the assets of the Trust, principally the vault cash.  The Lender issues asset-backed commercial paper notes to fund the loans to the Trust.  Interest on the Trust’s borrowings from the Lender, which are evidenced by a note, is at a rate equal to 1.75% plus the interest rate of the commercial paper notes that the Lender issues to fund the loans to the Trust.  The Trust also pays to the Lender an amount equal to the Lender’s equity investment in the Trust times 1.75% plus the yield rate of the commercial paper notes outstanding.  The Loan and Servicing Agreement contains covenants applicable to the Company, including a minimum tangible net worth requirement.  The Company is in compliance with these covenants as of December 31, 2003.  A liquidity agreement with DZ Bank ensures that the Trust continues to have funds available for the term of the agreement.

When the vault cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Lender.  The Company maintains letters of credit totaling $1,625,000 at December 31, 2003 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM machines and to the vault or bank storage facilities, and the Company maintains insurance on behalf of the Trust to ensure the cash is safe during its time in ATM machines.

Because the Company is the primary beneficiary of the Trust, the accounts of the Trust have been included in the consolidated financial statements of the Company.  The Trust’s vault cash, amounting to $28,939,000 at December 31, 2003 ($24,911,000 at December 31, 2002) is reported as restricted cash in the accompanying consolidated balance sheet, and the balance of the Trust’s note payable to the Lender, which totaled $27,455,000 at December 31, 2003 ($24,086,000 at December 31, 2002), is reported as a non-current liability.  The Loan and Servicing Agreement matures in 2007.  The expenses of the Trust, which are primarily interest and fees related to the Trust’s borrowings and bank charges, were $1,106,000 in 2001, $1,027,000 in 2002 and $1,290,000 in 2003, and are included in cost of sales in the accompanying statements of operations.

The Lender issues commercial paper notes with maturities of not more than 270 days.  At December 31, 2003, the outstanding commercial paper had maturities ranging from 14 to 28 days.  Interest rates on the outstanding commercial paper notes ranged from 1.4% to 2.0% during 2002 and from 1.1% to 1.5% during 2003.

Selected information on the Trust’s borrowings for the years ended December 31, 2002 and 2003 is as follows:

	2002	2003
Maximum amount outstanding at any month end	$25.1 million	$33.0 million
Average outstanding during the year	$22.9 million	$30.0 million
Weighted average interest rate at year end	3.30%	2.93%
Weighted average interest rate during the year	3.54%	3.06%

The Company’s United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank.  The Company insures against risk of loss while the cash is in or being distributed to its ATM network.  During 2002 the Company accessed amounts ranging from £12.4 million ($19.9 million) to £25.6 million ($41.0 million) and paid a total of £1.0 million ($1.4 million) for use of the cash.  During 2003 the Company accessed amounts ranging from £23.3 million ($41.7 million) to £42.8 million ($76.6 million) and paid a total of £1.1 million ($1.7 million) for use of the cash.

5.                                      Intangible Assets

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

Intangible assets not subject to amortization as of December 31, 2002 and 2003 were $72,000.

Intangible asset amortization expense (in thousands):

	2001	2002	2003
Goodwill (included in discontinued operations)	$280	$—	$—
Trademarks	7	—	—

The following table presents the impact on net loss and net loss per share had the non-amortization provision of SFAS No. 142 been in effect for the year ended December 31, 2001 (in thousands, except per share data).

2001
Net loss as reported	$(6,462)
Add back amortization:
Goodwill (included in discontinued operations)	280
Trademarks	7
Net loss as adjusted	$(6,175)

Basic and diluted net loss per share as reported	$(1.13)
Effect of amortization of goodwill and trademarks	.04
Basic and diluted net loss per share as adjusted	$(1.09)

6.                                      Accrued Expenses (in thousands)

	December 31, 2002	December 31, 2003
Accrued payroll expenses	$2,402	$2,742
Customer security deposits	128	131
ATM maintenance and other expenses	3,588	2,767
Other accrued expenses	1,696	789
	$7,814	$6,429

7.                                      Long-Term Debt (in thousands)

	December 31, 2002	December 31, 2003
Bank loan	$16,644	$10,000
Other long-term debt	86	64
	16,730	10,064
Less current portion of long-term debt	(21)	(3,024)
	$16,709	$7,040

In May 2003 the Company and its primary lender (Bank of America, N.A.) executed a new loan agreement refinancing the Company’s existing revolving loan.  The new facility includes a $15 million term loan maturing in March 2006 and a $4 million revolving line of credit maturing April 30, 2004.  Bank of America, N.A. has issued a letter of credit in the amount of $1,625,000 to guarantee the Company’s performance under its agreements relating to TRM Inventory Funding Trust.  This letter of credit reduces the amount available to the Company under the line of credit to $2,375,000 at December 31, 2003.

As of December 31, 2003, the Company had a balance of $10 million outstanding pursuant to the term loan.  Interest is due monthly on the term loan, and principal is payable in quarterly installments of $750,000.  Interest on the term loan is at the bank’s prime rate plus 0.0% to 0.5% depending on the Company’s leverage ratio as defined in the loan agreement.  The Company also has the option of electing an alternative interest rate based on the bank’s LIBOR or IBOR rates.  As of December 31, 2003, interest on the term loan was 3.8%. The interest rate on the Company’s $16,644,000 loan from Bank of America, N.A. as of December 31, 2002 was 6.25%.

Borrowings pursuant to the agreement with Bank of America, N.A. are collateralized by a first lien on TRM’s United States companies’ machinery and equipment, inventories, receivables and intangible assets, as well as a pledge of the stock of certain of the Company’s foreign subsidiaries.  The agreement contains covenants that require the Company to maintain a minimum tangible net worth and certain financial ratios related to debt coverage and funded debt to earnings before interest, taxes, depreciation and amortization and contains certain cross-default provisions.  The Company is in compliance with these covenants as of December 31, 2003.

The Company’s subsidiary, S-3, has outstanding obligations to the principal bank of its Scotland based company, SSS, with a U.S. dollar equivalent of $64,000 at December 31, 2003.  The debt bears interest at 7.7%, and is secured by certain assets of SSS.

Aggregate maturities of long-term debt: 2004 - $3,024,000; 2005 - $3,022,000; and 2006 - $4,018,000.

8.                                      Capital Leases

The Company leases a portion of its furniture and equipment pursuant to capital leases that expire over the next five years.  Property leased under capital leases, which is included in equipment on the accompanying balance sheet, is as follows (in thousands).

	December 31,
	2002	2003
Toshiba photocopiers	$3,087	$5,504
ATMs	887	991
Computer equipment	405	435
Furniture and fixtures	271	373
	4,650	7,303
Less accumulated amortization	(255)	(1,789)
	$4,395	$5,514

Future minimum lease payments under capital leases as of December 31, 2003 are as follows (in thousands).

2004	$2,345
2005	1,875
2006	573
2007	470
2008	80
Total minimum lease payments	5,343
Less amount representing interest	(446)
Present value of net minimum lease payments	4,897
Less current portion	2,113
$2,784

9.                                      Income Taxes

Income (loss) from continuing operations before income taxes is as follows (in thousands).

	2001	2002	2003

United States	$(2,404)	$1,550	$5,794
Foreign	(408)	(6,752)	2,384
	$(2,812)	$(5,202)	$8,178

The components of income tax expense (benefit) are as follows (in thousands).

	2001	2002	2003

Current:
Federal	$—	$(670)	$153
State	104	40	—
Foreign	—	(130)	41

Deferred:
Federal	548	1,662	1,806
State	(239)	(2,054)	135
Foreign	93	(307)	587
	$506	$(1,459)	$2,722

Deferred tax assets (liabilities) are comprised of the following components (in thousands).

	December 31, 2002	December 31, 2003
Current:
Accrued liabilities	$699	$453
Litigation settlement	420	—
Accounts receivable allowance	(243)	(30)
	$876	$423

Noncurrent:
Deferred compensation	$478	$460
Litigation settlement	271	—
Net operating losses	7,601	5,835
Valuation allowance	(579)	(350)
Tax depreciation in excess of book depreciation	(9,974)	(10,227)
	$(2,203)	$(4,282)

The deferred tax asset valuation allowance at December 31, 2002 and 2003 is related to the deferred tax assets of the Company’s Canadian subsidiary.  The Company’s United Kingdom subsidiaries’ non-current deferred taxes at December 31, 2003 net to an asset of $2,767,000 ($3,370,000 at December 31, 2002) while the non-current deferred taxes of TRM Corporation and its United States subsidiaries net to a liability of $7,049,000 ($5,573,000 at December 31, 2002).  Because the non-current assets and liabilities arise in different jurisdictions, they are shown separately on the Company’s balance sheet.

The effective tax rate for income (loss) from continuing operations differs from the federal statutory tax rate as follows:

	2001	2002	2003

Statutory federal rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	2.3	(4.8)	2.5
Tax on foreign earnings	34.7	5.0	(.7)
Nondeductible expenses	3.0	.4	1.8
Deferred tax asset valuation allowance	11.5	4.6	(2.9)
Other	.5	.8	(1.4)
	18.0%	(28.0)%	33.3%

The low effective tax rate for 2001 as compared to 2002 and 2003 is due to the valuation allowance in 2001 related to subsidiary company net operating losses and to the write-off of net operating losses in 2001 as a result of amended tax returns for foreign source income for which credits will not be obtained.  The effective tax rate for 2001 would have been a 26.6% benefit exclusive of these two items.  Non-deductible expenses consist of 50% of meals and entertainment that are not deductible for United States tax purposes.  Additionally, there are other non-deductible expenses under foreign tax laws.

No income tax benefit or expense is attributable to discontinued operations.

The Company has net operating loss carryforwards available to offset future taxable income for United States federal income tax purposes expiring as follows:  2020 - $2,760,000; 2021 - $4,217,000; and 2022 - $2,405,000.  The Company’s foreign subsidiaries have net operating loss carryforwards, that do not expire, available to offset future taxable income of $4,151,000 in the United Kingdom and $1,109,000 in Canada.

10.                               Shareholders’ Equity

Preferred Stock

On June 24, 1998, the Company issued and sold 1,777,778 Series A Preferred Shares and warrants to purchase 500,000 shares of common stock for net proceeds of approximately $19.8 million.  Each share of preferred stock has one vote, and votes together with the common stock as a single class on all matters.  Each share is convertible at any time at the option of the holder into .7499997 of a share of common stock.  In addition, each share of preferred stock is automatically converted into .7499997 shares of common stock if the price of common stock is at least $20.00 for a period of 90 consecutive days.  The conversion ratio and exercise prices are adjusted for any combination or subdivision of shares, stock dividend, stock split or recapitalization.  Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in March, June, September and December of each year, commencing June 1998, at the rate of 7-1/2% per annum.  In the event of any liquidation, dissolution or winding up of the affairs of the Company, each holder of Series A Preferred Shares shall be paid the aggregate Liquidation Value, $11.25 per share, plus all accumulated and unpaid dividends to the date of liquidation, dissolution or winding up of affairs before any payment to holders of junior securities.  The Company paid Series A Preferred Stock dividends aggregating $750,000 ($.42 per Series A Preferred share) in October 2003 and in January 2004 for the third and fourth quarters of 2003, but did not pay preferred dividends for 2001, 2002 or for the first two quarters of 2003.  At December 31, 2003, the Company had $4,502,000 ($2.53 per Series A Preferred share) in accrued Series A Preferred Stock dividends, including the $375,000 paid in January 2004.

The Company’s amended loan agreement prohibits the payment of preferred dividends except dividends payable in the form of additional preferred shares of the Company’s stock.  The Company obtained waivers from its bank for the payment of the preferred dividends for the third and fourth quarters of 2003.  The Company does not anticipate the payment of preferred dividends in the form of additional shares of preferred stock.

Repurchase of Common Stock

In 1997 the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock.  Since 1997, 79,000 shares have been repurchased.  In 2001, the Company repurchased 3,000 shares at an average price of $1.92 per share.  No shares were repurchased in 2002 or 2003.

Issuance of Common Stock

No shares of common stock were issued in 2001, 2002 or 2003 pursuant to the Employee Stock Purchase Plan.

Common Stock Warrants

On June 24, 1998, the Company granted warrants to the purchasers of the Series A Preferred Stock which allow the purchase of  500,000 shares of common stock at $15.00 per share.  The warrants are exercisable in whole or in increments of at least 75,000 shares.  Warrants representing 200,000 shares expired on June 24, 2001, three years after the date of grant, and warrants representing 300,000 shares expire June 24, 2005, seven years after the date of grant.  The warrants may be exercised by the payment of cash, by payment in shares of common stock, or on a cashless basis whereby the Company will issue the number of shares of common stock equal in value to the difference between the fair market value of the warrant shares and the exercise price.

Common Stock Options

The Company reserved 1,300,000 shares of common stock for issuance under an incentive and nonqualified stock option plan established in 1986 (the “1986 Plan”).  In October 1996, the 1996 Stock Option Plan (the “1996 Plan”) was approved by shareholders of the Company, which provided for the granting of a maximum of 700,000 options to purchase common shares to key employees of the Company.  In June 1998, the shareholders of the Company approved a proposal to increase the maximum options in the 1996 Plan from 700,000 to 1,200,000, and in May of 1999, the shareholders of the Company approved a proposal to further increase the maximum options in the 1996 Plan from 1,200,000 to 1,700,000, thus bringing the total shares of common stock eligible for issuance under all stock option plans to 3,000,000.  Under both plans (the “Plans”), incentive stock options are granted at no less than 100% of the fair market value per share of the common stock.  On October 26, 2001 the Company reserved 100,000 of its authorized common shares for issuance under a nonqualified stock option plan effective May 28, 2001 (the “2001 Nonqualified Stock Option Plan”).  Nonqualified stock options under the 1986 Plan and the 2001 Nonqualified Stock Option Plan were granted at prices determined by the Board of Directors, while grants under the 1996 Plan are granted at no less than 100% of fair market value.  The options are exercisable over a period of ten years from the date of grant.  The options vest over various schedules ranging up to five years.

A summary of stock option activity follows:

	Shares Under Option	Price Range			Weighted Average Exercise Price
Balance, December 31, 2000	2,145,900	$2.00	-	$10.375	$7.07
Options granted	295,000	$1.25	-	$5.50	$1.50
Options exercised	—
Options canceled	(643,751)	$1.60	-	$10.00	$5.55
Balance, December 31, 2001	1,797,149	$1.25	-	$10.375	$6.70
Options granted	122,500	$1.15	-	$1.29	$1.22
Options exercised	—
Options canceled	(443,399)	$1.15	-	$10.00	$4.87
Balance, December 31, 2002	1,476,250	$1.15	-	$10.375	$6.24
Options granted	600,500	$1.80	-	$3.53	$1.82
Options exercised	—
Options canceled	(141,250)	$1.60	-	$10.375	$5.82
Balance, December 31, 2003	1,935,500	$1.15	-	$10.375	$4.89

Options exercisable at year end:

	Options exercisable	Weighted average exercise price
December 31, 2001	1,130,148	$7.54
December 31, 2002	1,192,124	$6.46
December 31, 2003	1,300,738	$6.40

A summary of stock options outstanding follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$ 1.15 to $4.538	1,219,000	5.46	$2.53	584,916	$3.33
$ 4.539 to $9.075	342,500	4.40	$7.64	341,822	$7.65
$ 9.076 to $10.375	374,000	3.05	$10.06	374,000	$10.06
$ 1.150 to $10.375	1,935,500	4.80	$4.89	1,300,738	$6.40

For purposes of the pro forma calculations in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method.  The weighted average fair value of options granted for the fiscal years ended December 31, 2001, 2002 and 2003 as calculated by the Black-Scholes model, and the assumptions used are shown in the following table.

	2001	2002	2003
Weighted average fair value of options:	$1.22	$.83	$1.70
Dividend yield:	—	—	—
Expected volatility:	100.59%	140.91%	144.38% - 145.24%
Risk-free interest rate:	4.27%	2.81%	2.10% - 3.28%
Expected life:	5.8 years	5 years	5 - 10 years

Using the Black-Scholes model, the total value of options granted during 2001, 2002 and 2003 was $347,000, $105,000 and $1,012,000, respectively, which would be amortized on a pro forma basis over the vesting periods of the options.  The weighted average fair value of options granted during 2001, 2002 and 2003 was $1.18, $.86 and $1.70, respectively.

11.                               Benefit Plans

Profit Sharing Retirement Plan

On January 1, 1990, the Company established a profit sharing retirement plan for eligible United States employees.  The Plan has profit sharing and 401(k) components.  The Company’s contribution under the profit sharing portion of the Plan is discretionary.  Under the 401(k) part of the Plan, each employee may contribute, on a pre-tax basis, up to 20% of the employee’s gross earnings, subject to certain limitations.

The Company also has supplemental retirement plans in Canada and the United Kingdom.  The Company established a Retirement Savings Plan for its eligible Canadian employees in January 1999. The plan has profit sharing and defined contribution components. The Company’s contribution under the profit sharing portion of the plan is discretionary.  Under the defined contribution portion of the plan, each employee may contribute, on a pre-tax basis, up to 6% of the employee’s gross earnings, subject to certain limitations.  The Company established a pension scheme for its eligible United Kingdom employees in October 1996.  In October 2001, the plan was revised in accordance with the Stakeholder’s Pension Scheme Regulations as governed by the United Kingdom.  The plan has profit sharing and defined contribution components. The Company’s contribution under the profit sharing portion of the plan is discretionary.  Under the defined contribution portion of the plan there is a maximum employee contribution restriction based on the age and salary of the employee as defined by United Kingdom legislation.

No amounts were accrued or paid for profit sharing for the fiscal years ended December 31, 2001, 2002 and 2003.  The Company paid matching contributions of  $278,000, $334,000 and $268,000 to its defined contribution plans for the years ended December 31, 2001, 2002 and 2003, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan permits each eligible employee to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee’s compensation.  The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period.  Amounts accumulated through payroll deductions during the offering period are used to purchase shares on the last day of the offering period.  All of the 100,000 shares authorized to be issued under the Plan have been purchased, and no shares remain available for purchase as of December 31, 2003.

12.                               Commitments

The Company leases vehicles, ATMs, and office and warehouse space in several locations under operating leases.  Minimum lease payments for operating leases are as follows (in thousands).

	2004	2005	2006	2007	2008	Thereafter	Total
Office and warehouse leases	$1,211	$1,135	$1,022	$656	$597	$1,245	$5,866
Auto leases	1,605	1,080	664	90	—	—	3,439
ATM leases	526	263	—	—	—	—	789
Total	$3,342	$2,478	$1,686	$746	$597	$1,245	$10,094

Rental expense for 2001, 2002 and 2003 was, $1,734,000, $3,851,000 and $2,956,000, respectively.

During 2000, the Company completed a sale-leaseback on 250 of its ATMs producing total proceeds of $2.1 million and $228,000 in deferred gains.  The resulting gain is being amortized over the five-year term of the lease.  The lease is accounted for as an operating lease.

13.                               Discontinued Operations and Related Party Transactions

In the first quarter of 2000, the Company formed a subsidiary, iATMglobal.net (“iATM”).  iATM planned to deliver a unique distribution channel to access the Internet using the Company’s existing ATMs initially and eventually rolling out the software capability worldwide to other ATMs.   The Company’s investment in iATM was $5.0 million.

In the second quarter of 2000, iATM acquired Strategic Software Solutions Limited (“SSS”), a leading developer of custom Internet solutions for ATMs for $2.7 million, most of which was recorded as goodwill.  The accounting for this acquisition was treated as a business purchase combination.  Strategic Software Solutions develops custom Internet and software solutions for ATMs manufactured by NCR Corporation.  Strategic Software Solutions and NCR jointly market @tmLink, the only Internet-based ATM uploading and notification product for NCR-built ATMs.

In the third quarter of 2000, NCR made a strategic equity investment in iATM.  NCR invested $5 million in exchange for 24% ownership interest in iATM and agreed to enable iATM’s software on NCR ATMs.

NCR’s 24% ownership of iATM was calculated on a fully diluted basis as if NCR’s preferred shares converted based upon the standard set forth in the Amended and Restated Certificate of Incorporation of iATM.  NCR’s interest in iATM has been accounted for as minority interest. In February 2002, TRM Corporation purchased all remaining issued and outstanding common shares of iATM from minority owners (other than NCR) for $69,000 cash and then contributed all its iATM common stock to a newly formed corporation, S-3 Corporation.   iATM then repurchased all of its issued and outstanding common shares from S-3 Corporation in consideration for which iATM  transferred all of the shares of SSS, a subsidiary of iATM, plus the remaining $48,000 cash of iATM after reserves for agreed upon liabilities.  S-3 Corporation, a wholly-owned subsidiary of TRM Corporation, retains ownership of SSS, and certain license agreements to develop and deploy RAAP (Remote Access Application Protocol) Software in the United Kingdom exclusively for two years.  In addition, S-3 received contracts from NCR.  NCR became 100% owner of iATM when it exercised its right to convert its Series A Preferred Shares of iATM into common stock, making it the sole shareholder of iATM.  Thus, as iATM had previously repurchased all its outstanding stock from S-3, NCR is now the 100% owner of iATM and SSS is 100% owned by TRM’s subsidiary, S-3.

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

The Company purchased the shares of SSS, located in Scotland, from two individuals who were unrelated to the Company and NCR.  Each individual owned 50% of the shares of SSS at the time of sale.  iATM bought SSS to continue to develop RAAP software and market additional products and services other than cash through this software and its ATM machines worldwide.  In the third quarter of 2000, NCR made a strategic $5 million investment in Series A Preferred Stock of iATM.  The preferred shares contained a conversion provision that, on a fully converted, fully diluted basis, accounted for a 24% interest in iATM.  After two years, iATM had used substantially all of its cash, and the Company was no longer interested in investing more money in iATM.  However, the Company was interested in retaining SSS, now a software consulting business primarily providing services to NCR.  NCR was interested in continuing the research and development and marketing efforts of the RAAP technology.  The Company had a remaining investment of $470,000, which was distributed to it in the reorganization in the form of cash, receivables, inventories, and equipment.  NCR retained the primary RAAP technology originally acquired by iATM from SSS, the patent, and the subsequent development efforts.  The Company through its new wholly owned subsidiary, S-3 Corporation, received the consulting business, including a $1.2 million development contract from NCR for continued RAAP development through the first quarter of 2003 and certain license agreements to develop and deploy RAAP software in the United Kingdom exclusively for two years.  S-3 will pay NCR 8% of its net revenues from RAAP transactions for seven years and 6% of gross revenues in the event it licenses its software to any third party.  The net assets after payment of liabilities of iATM at the time of distribution to its two owners were as follows:

	iATM Balance Sheet Before Distribution	NCR Received	TRM (S-3) Received

Cash	$47,785	$—	$47,785
Prepaid expenses	31,271	31,271	—
Accounts receivable	380,389	—	380,389
Inventories	29,067	—	29,067
Equipment	472,273	230,910	241,363
Goodwill and other assets	3,076,063	3,076,063	—
Total assets	$4,036,848	$3,338,244	$698,604

Common stock	$5,250,000	$—
Preferred stock	5,000,000	5,000,000
Accumulated deficit	(6,213,152)	(1,661,756)
Total equity	$4,036,848	$3,338,244

After its share of losses, the Company had a remaining balance of $472,000 of its original $5 million investment.  The Company received $699,000 from the reorganization of iATM and classified the additional $227,000 as negative goodwill, which it offset against equipment distributed from iATM.

Substantially all of the $1.1 million of revenue recorded by iATM in 2001 resulted from Internet and software development performed by SSS for NCR.

Since the inception of its ATM business in 1999, TRM Corporation has purchased substantially all of its ATMs from NCR.  In addition, NCR has provided maintenance and services for a portion of the Company’s base of installed ATMs.  The Company purchased equipment, parts and services from NCR in the amount of $6.5 million in 2001.  The Company purchased equipment from NCR in the amount of $2.7 million and parts and services in the amount of $5.0 million in 2002.  In 2003 the Company purchased equipment from NCR in the amount of $.9 million and parts and services in the amount of $2.7 million.  The Company had $1.4 million and $48,000 in accounts payable owing to NCR at December 31, 2002 and 2003, respectively.

In the third quarter of 2000, iATM deposited $3.5 million in a cash money market account with TheBancorp.com, an Internet banking and financial services organization.  The account was completely liquid and available for use by the software development business.  Daniel Cohen was the Chairman of the Board of Directors of both iATM and TheBancorp.com.  In addition, Mr. Cohen served as the Chairman of the Executive Committee of TRM Corporation. In connection with the sale of iATM described above, iATM used substantially all of the cash in payment of liabilities and operating expenses.  Included in these amounts was $200,000 in severance payments to Mr. Cohen, which was accrued as of December 31, 2001.

In October 2001, the Company sold substantially all of the assets of its French operation including approximately 1,500 self-service photocopiers to a newly formed French corporation, 81% owned by that operation’s former management team.  Consideration for the sale included $69,000 cash, a 19% ownership interest in the new corporation and a 5% royalty on the newly formed corporation’s revenue for a period of 7 years beginning in July 2002. The sale resulted in a $1,550,000 loss on disposal of these assets.  Historically, the French operation had negatively affected the earnings of the Company and the Company adopted a strategy of focusing on its more profitable units to maximize cash flow.  Royalty income is not subject to a minimum or guaranteed amount.  The Company’s interest in the newly formed corporation is accounted for under the cost method.  Royalties received reduce the carrying amount of the Company’s investment in the newly formed corporation that is carried at a value of $222,000 on the Company’s consolidated balance sheet at December 31, 2003 ($341,000 at December 31, 2002).

14.                               Segment Reporting

The Company is organized into three reportable segments:  Photocopy, ATM, and software development.  ATM owns and operates ATM machines in retail establishments.  Photocopy owns and maintains self-service photocopiers in retail establishments.  The software development business develops software to deliver products and services through ATMs.

The accounting policies of the segments are substantially the same as those described in Note 1.  The Company evaluates each segment’s performance based on income or loss before interest and income taxes, excluding non-recurring charges.  Information regarding the operations of these reportable segments is as follows (in thousands):

	ATM	Photocopy	Software Development	Total
2001:
Sales	$18,848	$59,002	$1,137	$78,987
Less discounts	2,213	10,597	—	12,810
Net sales	16,635	48,405	1,137	66,177
Cost of sales	12,588	29,236	471	42,295
Gross profit	4,047	19,169	666	23,882
Income (loss) before interest, taxes, minority interest, and cumulative effect of accounting change	(4,374)	3,572	(4,057)	(4,859)
Depreciation and amortization	2,698	6,872	411	9,981
Capital expenditures	1,379	659	365	2,403
As of December 31, 2001:
Total assets	24,606	59,197	4,892	88,695

	ATM	Photocopy	Software Development	Total
2002:
Sales	$27,817	$54,798	$2,628	$85,243
Less discounts	4,702	9,989	—	14,691
Net sales	23,115	44,809	2,628	70,552
Cost of sales	14,867	27,585	1,139	43,591
Gross profit	8,248	17,224	1,489	26,961
Income (loss) before interest, taxes, minority interest, and cumulative effect of accounting change	(3,792)	(318)	153	(3,957)
Depreciation and amortization	3,330	6,300	86	9,716
Capital expenditures including assets acquired under capital leases	3,558	4,139	—	7,697
As of December 31, 2002:
Total assets	52,771	55,250	833	108,854

	ATM	Photocopy	Software Development	Total
2003:
Sales	$41,572	$53,250	$1,029	$95,851
Less discounts	7,110	9,515	—	16,625
Net sales	34,462	43,735	1,029	79,226
Cost of sales	18,384	25,243	977	44,604
Gross profit	16,078	18,492	52	34,622
Income (loss) before interest, taxes, minority interest, and cumulative effect of accounting change	4,075	6,170	(1,032)	9,213
Depreciation and amortization	3,550	5,913	90	9,553
Capital expenditures	255	3,591	52	3,898
As of December 31, 2003:
Total assets	55,847	56,232	196	112,275

Reconciliation of total income (loss) before interest, taxes, minority interest and cumulative effect of accounting change to consolidated income (loss) before income taxes, and discontinued operations is as follows (in thousands).

	2001	2002	2003
Income (loss) before interest, taxes, minority interest, and cumulative effect of accounting change	$(4,859)	$(3,957)	$9,213
Interest expense	(2,287)	(1,581)	(1,035)
Minority interest in losses of consolidated subsidiary	1,190	72	—
Add back loss from discontinued operations included in software development segment	3,144	264	—
Income (loss) from continuing operations before income taxes	$(2,812)	$(5,202)	$8,178

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.  All revenues are attributed to external customers.  No customers accounted for 10% or more of the Company’s revenue for any of the periods presented.  Information about the Company’s domestic and foreign operations is presented hereafter (in thousands).

	Sales			Long Lived Assets December 31
	2001	2002	2003	2001	2002	2003
United States	$51,339	$52,864	$55,987	$52,927	$44,581	$38,954
Foreign:
United Kingdom	22,113	28,570	35,241	18,856	21,002	20,040
Canada	3,829	3,809	4,623	4,759	4,178	6,322
France	1,706	—	—	—	—	—
	$78,987	$85,243	$95,851	$76,542	$69,761	$65,316

15.                               Litigation

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

Mr. Paulsell and Messrs. Cohen each requested that the Company provide certain indemnification with regard to the litigation.  Subsequent to a vote of the Audit Committee, comprised of disinterested directors, the Company determined to reimburse the Cohens for certain legal expenses and at December 31, 2003 had paid $377,000 in total.

Based on the proposed settlement agreement, as of December 31, 2002, the Company’s participation was recorded as a liability in the amount of $1,788,000 consisting of $1 million as a direct cash payment by the Company to the estate of Frederick Paulsell, $50,000 of related legal expense, and a note payable to the estate in the amount of $1 million, maturing in 5 years.  In April 2003 the Company negotiated with the Paulsell estate to provide for an immediate cash payment of the Company’s portion of the settlement.  The Company’s final participation was in the amount of $1,750,000 and was paid in full on April 17, 2003.  Full and unconditional mutual releases were provided by all parties to the litigation in connection with the resolution.  The Company has no remaining obligation to make any payments related to the litigation.

The Company is seeking payment of all or a portion of the $1,750,000 payment from it directors' and officers' liability insurance carrier.  Although the Company believes that it has a valid claim under its insurance policies, it is unable to provide an accurate assessment of whether the insurance carrier will pay all or any portion of the $1,750,000 payment.  Therefore, no provision for any settlement from the insurance carrier has been included in the Company’s financial statements.

16.                               Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002:
Sales	$20,616	$21,556	$21,675	$21,396
Net sales	17,121	17,690	18,011	17,730
Gross profit	6,554	6,611	7,217	6,579
Income (loss) from continuing operations	(73)	(404)	182	(3,448)
Loss from discontinued operations	(264)	—	—	—
Net income (loss)	(337)	(404)	182	(3,448)
Basic and diluted loss per share:
From continuing operations	(.06)	(.11)	(.03)	(.54)
Net loss	(.10)	(.11)	(.03)	(.54)

2003:
Sales	$22,414	$24,366	$24,097	$24,974
Net sales	18,688	20,215	19,826	20,497
Gross profit	7,602	8,265	8,830	9,925
Net income	753	1,148	1,520	2,035
Basic net income per share	.05	.11	.16	.24
Diluted net income per share	.05	.11	.15	.21

The results of operations for the fourth quarter of 2002 were affected by several adjustments.  Certain of these adjustments affected operating income.  In the fourth quarter of 2002 the Company determined that certain leased vehicles were unlikely to remain in service for the period originally estimated, and charged $400,000 to expense.  Additionally, the Company recorded an allowance of $300,000 to reserve for obsolescence of non-moving inventory.  Also affecting operating income is an increase to VAT expense of $299,000, related mainly to VAT receivable determined by the Company to be uncollectible and $128,000 that had been capitalized since the inception of the ATM business.  In the fourth quarter of 2002, the Company determined that it was unlikely that certain copiers held in storage would be returned to service, and $2,049,000, representing the net book value of these copiers was charged to expense.  Included in other expense is the litigation settlement of $1,788,000 discussed in Note 15 that was determined to be probable and charged to expense in the fourth quarter of 2002.

Schedule II – Valuation and Qualifying Accounts

Years ended December 31, 2001, 2002 and 2003

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions - Write Offs	Balance at End of Period
Year ended December 31, 2001
Allowance for deferred tax liability	$765	$—	$—	$1,319	$2,084
Allowance for doubtful accounts	157	319	—	(305)	171
Allowance for sales tax deposit	300	—	—	(300)	—

Year ended December 31, 2002
Allowance for deferred tax liability	2,084	—	—	(1,505)	579
Allowance for doubtful accounts	171	204	—	(172)	203

Year ended December 31, 2003
Allowance for deferred tax liability	579	—	—	(229)	350
Allowance for doubtful accounts	203	210	—	(157)	256