Form 10-Q
period 2004-03-31
TRM CORP
filed 2004-05-13
CIK 749254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES   ☒   NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the  Exchange Act).

YES   ☐   NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT MARCH 31, 2004
Common Stock	7,481,216

PART I - FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

TRM Corporation

Consolidated Balance Sheets

(unaudited)

(In thousands)

	December 31, 2003	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$5,724	$8,941
Accounts receivable, net	6,134	7,120
Inventories	1,567	1,874
Prepaid expenses and other	1,405	1,566
Deferred tax asset	423	424
Total current assets	15,253	19,925
Equipment, less accumulated depreciation and amortization	63,991	64,594
Restricted cash — TRM Inventory Funding Trust	28,939	31,372
Deferred tax asset	2,767	2,509
Intangible assets	72	6,751
Other assets	1,253	1,208
Total assets	$112,275	$126,359

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit (note 5)	$—	$3,915
Accounts payable	1,367	2,903
Accrued expenses	6,429	6,085
Accrued expenses of TRM Inventory Funding Trust	57	60
Current portion of long-term debt	3,024	3,308
Current portion of obligations under capital leases	2,113	2,359
Total current liabilities	12,990	18,630

TRM Inventory Funding Trust note payable	27,455	29,941
Long-term debt	7,040	6,285
Obligations under capital leases	2,784	2,386
Deferred tax liability	7,049	6,832
Other long-term liabilities	79	66
Preferred dividends payable	4,502	4,502
Total liabilities	61,899	68,642
Minority interest	1,500	1,500
Shareholders’ equity:
Preferred stock, no par value - 5,000 shares authorized; 1,778 shares issued and outstanding (liquidation preference $20,000)	19,798	19,798
Common stock, no par value - 50,000 shares authorized; 7,481 shares issued and outstanding (7,060 shares issued and outstanding at December 31, 2003)	19,026	23,573
Additional paid-in capital	63	63
Accumulated other comprehensive income	2,088	2,744
Retained earnings	7,901	10,039
Total shareholders’ equity	48,876	56,217
Total liabilities and shareholders’ equity	$112,275	$126,359

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2003	2004
Sales	$22,414	$25,929
Less discounts	3,726	4,899
Net sales	18,688	21,030
Cost of sales	11,086	10,676
Gross profit	7,602	10,354
Selling, general and administrative expense	5,799	6,211
Asset retirements	63	—
Operating income	1,740	4,143
Interest expense	330	246
Other expense, net	150	135
Income before income taxes	1,260	3,762
Provision for income taxes	507	1,249
Net income	$753	$2,513

Basic and diluted per share information:
Net income	$753	$2,513
Preferred stock dividends	(375)	(375)
Net income available to common shareholders	$378	$2,138

Weighted average common shares outstanding	7,060	7,153
Dilutive effect of stock options	—	1,043
Weighted average common shares outstanding, assuming dilution	7,060	8,196

Net income per share:
Basic	$.05	$.30
Diluted	$.05	$.26

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statement of Shareholders’ Equity

(unaudited)

(In thousands)

	Comprehensive	Preferred		Common		Additional paid-in	Accumulated other comprehensive	Retained
	income	Shares	Amounts	Shares	Amounts	capital	income	earnings	Total

Balances, December 31, 2003		1,778	$19,798	7,060	$19,026	$63	$2,088	$7,901	$48,876
Comprehensive income
Net income	$2,513	—	—	—	—	—	—	2,513	2,513
Other comprehensive income, net of tax
Foreign currency translation adjustment	656	—	—	—	—	—	656	—	656
Comprehensive income	$3,169	—	—	—	—	—	—	—	—
Exercise of stock options		—	—	421	3,467	—	—	—	3,467
Tax benefit of stock options exercised		—	—	—	1,080	—	—	—	1,080
Preferred stock dividends		—	—	—	—	—	—	(375)	(375)
Balances, March 31, 2004		1,778	$19,798	7,481	$23,573	$63	$2,744	$10,039	$56,217

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three months ended March 31,
	2003	2004
Operating activities:
Net income	$753	$2,513
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of business acquisition:
Depreciation and amortization	2,495	2,221
Loss on disposal of equipment	240	61
Changes in items affecting operations:
Accounts receivable	(42)	(750)
Inventories	57	(34)
Prepaid expenses and other	(91)	(124)
Accounts payable	639	841
Accrued expenses	(2,034)	(812)
Deferred income taxes	594	1,247
Total operating activities	2,611	5,163
Investing activities:
Proceeds from sale of equipment	379	25
Capital expenditures	(348)	(1,329)
Acquisition of a business	—	(5,823)
Acquisition of intangible and other assets	—	(580)
Total investing activities	31	(7,707)
Financing activities:
Borrowings on notes payable	4,756	3,915
Repayment of notes payable	(6,513)	(754)
Principal payments on capital lease obligations	(402)	(521)
Increase in restricted cash	(70)	(2,433)
Proceeds from issuance of TRM Inventory Funding Trust note, net of repayments	(38)	2,486
Proceeds from exercise of stock options	—	3,468
Preferred stock dividends	—	(375)
Total financing activities	(2,267)	5,786
Effect of exchange rate changes	(66)	(25)
Net increase in cash and cash equivalents	309	3,217
Beginning cash and cash equivalents	2,127	5,724
Ending cash and cash equivalents	$2,436	$8,941

Supplemental disclosure of non-cash transactions:
Assets acquired under capital lease obligations	$2,278	$—

See accompanying notes to consolidated financial statements.

TRM Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.                                       Interim Financial Data:

The consolidated financial statements of TRM Corporation and its subsidiaries (collectively, “TRM” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.  These consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ended December 31, 2004.

2.                                       Financial Statements Reclassification

Certain financial statement reclassifications have been made to prior year amounts to conform to the current year presentation.  These changes had no impact on shareholders’ equity or previously reported net income.

3.                                       Net Income Per Share

Basic and diluted net income per share are based on the weighted average number of shares outstanding during each period, with diluted including the effect of potentially dilutive securities.  In calculating basic net income per share, dividends for preferred stock are deducted to arrive at income available for common shareholders.  For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock unless such conversion is antidilutive.  Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three months ended March 31, 2004, approximately 1,534,000 of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been antidilutive.  For the three months ended March 31, 2003, all of the Company’s stock options were excluded from the calculation as exercise prices were greater than the average share price of the common shares.  In addition, preferred stock convertible into approximately 1,333,000 common shares and warrants exercisable for 300,000 common shares were excluded from the calculation because their inclusion would also have been antidilutive.  These options, preferred shares and warrants could be dilutive in the future.

The Company’s Board of Directors approved payment of a dividend for the first quarter of 2004 in the amount of $375,000 related to its Series A Preferred Shares, which equates to $.05 per fully diluted common share.  This payment was made in April 2004 pursuant to a waiver from Bank of America, N.A.

4.                                       Inventories (in thousands):

	December 31, 2003	March 31, 2004
Parts	$1,052	$1,047
ATMs held for resale	483	812
Paper, toner and developer	32	15
Total	$1,567	$1,874

5.                                       Bank Loan Agreement

In March 2004 the Company and its primary lender, Bank of America, N.A., executed an amendment to the Company’s loan agreement.  The amendment increased the amount of the revolving line of credit from $4.0 million to $8.0 million and decreased the interest rate on borrowings pursuant to the line of credit from the bank’s prime rate to the bank’s prime rate minus one-half percent (3.5% at March 31, 2004).  As of March 31, 2004 the Company had a balance of $3,915,000 outstanding under the revolving line of credit.  This balance was repaid in April 2004.

6.                                       Employee Stock Options

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees.”  Accordingly, no compensation expense is recognized for the Company’s option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the measurement dates.  The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data).

	Three months ended March 31,
	2003	2004
Net income, as reported	$753	$2,513
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(86)
Pro forma net income	$739	$2,427
Net income per share - basic:
As reported	$.05	$.30
Pro forma	$.05	$.29
Net income per share - diluted:
As reported	$.05	$.26
Pro forma	$.05	$.25

7.                                       Business Acquisition

                                                In a cash transaction effective March 31, 2004, the Company acquired all of the outstanding shares of Inkas Financial Corp. Ltd. (“Inkas”), an independent ATM company, for $5,923,000.  As a result of the acquisition, the Company has added 450 ATM contracts and 85 ATM machines to its United Kingdom operations.  The acquisition was accounted for as a purchase; the purchase price and the related allocation are subject to further refinement and change during 2004.  The results of operations of Inkas will be included in the Company’s consolidated results of operations starting in the second quarter of 2004.

                The purchase price was allocated as follows (in thousands):

Cash	$100
Accounts receivable	211
Inventories	239
Prepaid expenses	18
Equipment	322
Intangible asset — contract rights	6,055
Other assets	104
Current liabilities	(1,126)
Total	$5,923

                Contract rights acquired are being amortized over their estimated useful life of ten years.

                Simultaneous to the purchase of Inkas, the Company entered into an earn out agreement with the sellers and an Inkas employee.  The earn out agreement provides that the Company will make payments to the sellers and Inkas employee for up to 150 net new ATM contracts entered into by Inkas during the first nine months following the acquisition of Inkas and which reach certain transaction levels. The maximum payment to be made pursuant to the earn out agreement is £850,000 (approximately $1.6 million).  Any payments to be made pursuant to the earn out agreement will be accounted for as additional contract rights as they are earned.

8.                                       Segment Reporting (in thousands)

The Company has three reportable segments:  Automated Teller Machines (ATM), Photocopy and Software Development.  ATM owns and operates ATM machines in retail establishments, sells ATM machines, and began servicing equipment for others in the fourth quarter of 2003.  Photocopy owns and maintains self-service photocopiers in retail establishments.  The Software Development business develops software to deliver products and services through ATMs.

The accounting policies of the segments are substantially the same as those described in Note 1 to the financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2003.  The Company evaluates each segment’s performance based on operating income or loss.  In the Company’s financial statements for 2003 the Company reported segment performance based on income or loss before interest, taxes, minority interest, and cumulative effect of accounting changes.  The 2003 information below has been restated to conform to the current presentation.  Information regarding the operations of these reportable segments is as follows:

	Three months ended March 31,
	2003	2004
Net sales:
ATM	$7,390	$9,605
Photocopy	10,696	11,411
Software Development	602	14
	$18,688	$21,030

Operating income (loss):
ATM	$469	$1,435
Photocopy	1,281	2,843
Software Development	(10)	(135)
	$1,740	$4,143

9.                                       New Accounting Standards

In March 2004, the Financial Accounting Standards Board approved Emerging Issues Task Force (“EITF”) Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128.”  EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123.  EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and is to be applied by restating previously reported earnings per share.  The Company expects that the adoption of EITF Issue 03-6 will reduce its reported earnings per share in future periods.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, without limitation, increasing ATM revenues, decreases in photocopy volume and generating adequate cash from operations to meet its needs for working capital and capital expenditures and to service its debt obligations; constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Company has based these forward-looking statements on management’s current expectations about future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts, and by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other similar words or expressions.

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

Overview

TRM Corporation and its subsidiaries (collectively, “TRM” or the “Company”) currently provide financial services and photocopy resources to consumers through an in-store retail network of approximately 29,000 locations.  Financial services consist of surcharge based cash delivery and bank account balance inquiries through both owned and leased ATM machines.

In March 2004, (prior to the Inkas acquisition) the Company’s ATM network had a total of 3,522 revenue-generating machines deployed throughout the United Kingdom and United States, representing an increase of 422 ATM machines (or 13.6%) when compared to the same month in 2003.  The increase in ATMs includes the acquisition, in the first quarter of 2004, of contracts to operate 20 ATMs primarily in shopping centers on the west coast of the United States.  The ATM operations produced net sales of $9.6 million during the first three months of 2004, an increase of $2.2 million (or 30.0%) as compared to the same period in the prior year.  The acquisition of Inkas Financial Corp. Ltd. on March 31, 2004 added another 450 ATM contracts.  Revenues from the operation of Inkas’ ATMs will be included in the Company’s consolidated revenues starting in the second quarter of 2004.  The Company believes that revenues generated from services delivered through its ATM network will represent a greater percentage of overall net sales in the future.

At March 31, 2004, the Company had a total of 25,877 installed photocopiers in the United States, Canada and the United Kingdom, a decrease of 2,156 copiers (or 7.7%) when compared to March 31, 2003.  Photocopy net sales were $11.4 million for the three months ended March 31, 2004, up from $10.7 million during the same period in 2003.  The decrease in the number of photocopiers was caused primarily by the elimination of low volume sites.  However, price increases more than offset the decline in photocopy volume, resulting in an increase in net photocopy revenue in the first quarter of 2004 compared to the first quarter of 2003.

The Company’s Board of Directors approved payment of a dividend for the first quarter of 2004 in the amount of $375,000 related to its Series A Preferred Shares, which equates to $.05 per fully diluted common share.  This payment was made in April 2004 pursuant to a waiver from Bank of America, N.A.

Results of Operations

The following table sets forth, for the three months ended March 31, 2003 and 2004, selected statement of operations data, expressed as a percentage of sales of each item on the Consolidated Statements of Operations (see page 3 of this Quarterly Report on Form 10-Q).

	Three months ended March 31,
	2003	2004
Sales	100.0%	100.0%
Sales discounts	16.6	18.9
Net sales	83.4	81.1
Cost of sales	49.4	41.2
Selling, general and administrative	25.9	23.9
Asset retirements	.3	—
Operating income	7.8	16.0
Interest expense, net	1.5	1.0
Other expense, net	0.7	0.5
Income before income taxes	5.6	14.5
Provision for income taxes	2.2	4.8
Net income	3.4%	9.7%

The Company’s revenues and expenses are affected by changes in the value of the British pound and, to a lesser extent, the Canadian dollar as compared to the U.S. dollar.  The impact of changes in exchange rates in the first quarter of 2004 as compared to rates during the first quarter of 2003 was to increase the Company's net income by $184,000.  Net sales reported in the first quarter of 2004 were $1,101,000 higher, expenses were $862,000 higher and the provision for income taxes was $55,000 higher than they would have been had the exchange rates remained constant at the average for the first quarter of 2003.  Approximately 37% of the Company’s consolidated sales during the first quarter of 2004 were produced in the United Kingdom by the Company’s United Kingdom subsidiaries.  The average exchange rate during the first quarter of 2004 was $1.8282 to £1.00, compared to $1.6054 to £1.00 during the first quarter of 2003.  As a result of this increase in the value of the British pound, the Company reported $1.2 million more in sales during the first quarter of 2004 than it would have reported had the exchange rate remained constant at the average for the first quarter of 2003.  Approximately 5% of the Company’s consolidated sales during the first quarter of 2004 were produced in Canada by the Company’s Canadian subsidiary.  The average exchange rate during the first quarter of 2004 was U.S. $.7583 to Canadian $1.00, compared to U.S. $.6549 to Canadian $1.00 during the first quarter of 2003.  As a result of this increase in the value of the Canadian dollar, the Company reported $185,000 more in sales during the first quarter of 2004 than it would have reported had the exchange rate remained constant at the average for the first quarter of 2003.  The Company’s foreign subsidiaries’ purchases are mostly denominated in local currencies as well, resulting in a similar increase in the Company’s expenses due to the increase in the value of the British pound and Canadian dollar, substantially offsetting any gain in sales.  As a result of the increases in the value of the British pound and Canadian dollar, the Company reported $239,000 more in sales discounts, $612,000 more in cost of sales, $231,000 more in selling, general and administrative expenses and $55,000 more in provision for income taxes than it would have reported had the exchange rates remained constant at the average for the first quarter of 2003.

For the quarter ended March 31, 2004, consolidated sales increased by $3.5 million (15.7%), to $25.9 million from $22.4 million for the first quarter of 2003.  ATM sales increased by $3.2 million and photocopy sales increased by $900,000, while software development sales decreased by $588,000.

The Company’s ATM business derives revenues from operating ATM machines and from sales of ATM machines.  In late 2003 the Company began servicing equipment, including ATMs, for others.  Servicing revenue is included in ATM revenues.  ATM gross revenues were $12.0 million for the first quarter of 2004 compared to $8.8 million for the first quarter of 2003.  The $3.2 million increase in ATM revenues is a combination of a $2.8 million increase in revenues from ATM operations and a $567,000 increase in servicing revenues in the first quarter of 2004, offset by a $220,000 decrease in sales of ATM machines.  The $2.8 million increase in revenues from ATM operations is a result of an expansion of the Company’s ATM network, higher pricing and the increased value of the British pound.  In the month of March 2004 the Company had 3,522 transacting ATMs, compared to 3,100 in March 2003, an increase of 422 ATMs.  Withdrawal transactions per unit increased by 5.0%, to 1,164 from 1,109 in the first quarter of 2003.  The average gross revenue generated per withdrawal transaction increased by 12.9% to $2.80 from $2.48 in the first quarter of 2003.  As a result of price increases average gross revenue per withdrawal transaction increased to $2.52 in the first quarter of 2004 from $2.47 in the first quarter of 2003 in the United States, and to £1.58 from £1.50 in the United Kingdom.  Gross revenue per transaction for the United Kingdom transactions also increased due to the 14% increase in the value of the British pound.

Photocopy sales in the first quarter of 2004 were $13.9 million compared to $13.0 million in the first quarter of 2003.  The $900,000 increase was the result of increased prices and the increased value of the British pound and Canadian dollar, offset by a decline in photocopy volume.  The average gross sales price per copy increased to $.086 in the first quarter of 2004 from $.058 in the first quarter of 2003 as a result of the Company's work with its retailers to implement price increases throughout most of its photocopy locations.  The Company has selected target prices for its photocopier locations in each country where it has photocopiers.  As of March 31, 2004, 80% of the Company's photocopy locations were at or above the target prices, compared to 64% that were at or above these same target prices at the end of 2003.  Gross sales per average installed copier increased to $536.70 in the first quarter of 2004, from $461.72 in the first quarter of 2003.  Continuing the trend of recent years, copy volume declined by 64 million copies, to 162 million copies in the first quarter of 2004 from 226 million copies in the first quarter of 2003.  The decrease in copy volume results from a combination of a decline in installed copiers to an average of 25,960 in the first quarter of 2004 from 28,204 in the first quarter of 2003, and a reduction of average copies made per unit to 6,234 in the first quarter of 2004 from 8,030 in the first quarter of 2003.  The Company believes that the trend of decreasing copies per unit is attributable primarily to a decline in demand caused by advances in electronic media and increasing availability of printers and copiers in the home.  The Company has responded to this decrease by eliminating certain lower-volume, unprofitable photocopy locations, and increasing prices.  Price increases have further contributed to volume declines; however, the Company believes that the decline in volume relating to price increases will be fully realized by the end of the second quarter of 2004.  The Company’s photocopy segment reported approximately $435,000 more in gross revenues in the first quarter of 2004 than it would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for the first quarter of 2003.

Software development revenues decreased to $14,000 for the first quarter of 2004 from $602,000 for the first quarter of 2003.  The decrease resulted from substantial completion of a development contract with NCR Corporation during the first quarter of 2003.

Sales discounts are the portion of revenue retained by the owners of sites where the Company’s ATM machines and copiers are located.  The discounts are based on revenues generated or transaction volumes.  Sales discounts on a consolidated basis as a percentage of sales (excluding sales of ATM machines, software development revenues and service revenues) were 19.4% in the first quarter of 2004 compared to 17.4% in the first quarter of 2003.  Sales discounts in the ATM business increased to 21.1% of sales in the first quarter of 2004 (excluding sales of ATM machines and service revenues) from 16.6% in the first quarter of 2003.  This increase in discounts was caused by an increase in the percentage of retail partners who provide their own cash in their ATMs (eliminating the Company’s need to provide cash for those ATMs), and who therefore receive a higher share of the revenues and by competitive pressures on ATM discounts generally. Sales discounts in the photocopy business increased slightly in the first quarter of 2004 to 18.1% of sales from 17.9% in the first quarter of 2003.

Cost of sales on a consolidated basis decreased to 41.2% of gross revenue in the first quarter of 2004, from 49.4% in the first quarter of 2003. Costs of sales as a percent of gross revenue declined in both the ATM and photocopy segments.

Costs of sales in the ATM business increased by $700,000 to $5.0 million in the first quarter of 2004 from $4.3 million in the first quarter of 2003, as a result of increased units deployed and transaction volume and the increased value of the British pound.  The Company’s ATM segment reported approximately $409,000 more in cost of sales in the first quarter of 2004 than it would have reported had the exchange rate for the British pound remained at the average for the first quarter of 2003.  Cost of sales from the Company’s ATM operations (excluding the sales and cost of sales of ATM machines) declined to 40.9% of sales from 51.0% in the first quarter of 2003.  This percentage decrease resulted from increases in revenue per transaction in addition to a decrease in per transaction costs.  Excluding the cost of ATM machines sold and related commissions, cost of sales in the ATM business decreased to $1.20 per transaction in the first quarter of 2004, compared to $1.27 per transaction in the first quarter of 2003.  This decrease in cost per transaction is due to a $.08 per transaction decrease in the cost of armored car service, caused primarily by an increase in the percentage of ATM machines for which the retailer loads cash.

Cost of sales in the photocopy business decreased by $800,000, to $5.7 million in the first quarter of 2004 from $6.5 million in the first quarter of 2003, due to the decrease in copy volume.  Directly related to the reduction in copy volume, the cost of paper and other supplies decreased by $383,000, depreciation decreased by $306,000 and third party service and installation fees decreased by $121,000.  On a per copy basis, photocopy cost of sales increased to $.035 in the first quarter of 2004 from $.029 in the first quarter of 2003 because certain costs could not be reduced in direct relationship to the reduction in transaction volume.  The Company’s photocopy segment reported approximately $203,000 more in cost of sales in the first quarter of 2004 than it would have reported had the exchange rate for the British pound and Canadian dollar remained at the average for the first quarter of 2003.

Selling, general and administrative expense increased by $400,000 (approximately 7.1%), to $6.2 million in the first quarter of 2004 from $5.8 million in the first quarter of 2003.  $231,000 of the $400,000 increase is due to the increase in the value of the British pound and Canadian dollar.  The remainder is due primarily to increases in professional fees of $169,000 and travel expenses of $134,000, partially offset by a $196,000 decrease in labor expense.

Interest expense decreased by $84,000, to $246,000 in the first quarter of 2004 from $330,000 in the first quarter of 2003.  This decrease is primarily due to the decrease in the Company’s outstanding bank borrowings, as well as a reduction in interest rates.

The Company’s effective tax rate for the first quarter of 2004 was 33.2%, resulting in a tax provision of $1,249,000.  For the first quarter of 2003, the Company’s effective tax rate was

40.2%, and the tax provision was $507,000.  The effective tax rate in the first quarter of 2003 was higher because the Company did not recognize any benefit from operating losses of its Canadian subsidiary in that quarter and the mix of taxable income among the countries where the Company operates changed.

The Company’s net income for the first quarter of 2004 was $2.5 million, compared to $753,000 for the first quarter of 2003.  Increased volumes and higher prices for the Company’s services resulted in a $2.8 million increase in the Company’s gross profit.  Increases in selling, general and administrative expenses and the provision for income taxes partially offset the increased gross profit.

Liquidity and Capital Resources

The Company’s principal ongoing funding requirements are to finance working capital and the continued growth of its business, including capital expenditures, and to service its bank debt and lease obligations.  During the first quarter of 2004, the Company generated $5.2 million in cash flows from its operating activities as compared to $2.6 million in the first quarter of 2003.  The Company’s operating activities, short-term bank borrowings and exercise of stock options, during the first quarter of 2004 have provided the Company sufficient cash to acquire Inkas and make expenditures of $1.3 million for equipment and $580,000 for other noncurrent assets.  The Company had cash and cash equivalents of $8.9 million at March 31, 2004, compared to $5.7 million at December 31, 2003, and net working capital of $1.3 million at March 31, 2004, compared to $2.3 million at December 31, 2003.  The Company’s net working capital was decreased significantly near the end of the first quarter of 2004 when the Company borrowed $3.9 million in short-term debt under its line of credit, and used the proceeds for the Inkas acquisition, which added primarily non-current assets to the Company’s consolidated balance sheet. The $3.9 million in short-term borrowing was repaid in April 2004.

In March 2004 the Company and its primary lender, Bank of America, N.A., executed an amendment to the Company’s loan agreement.  The amendment increased the amount of the revolving line of credit from $4.0 million to $8.0 million and decreased the interest rate on borrowings pursuant to the line of credit from the bank’s prime rate to the bank’s prime rate minus one-half percent.  As of March 31, 2004 the Company had a balance of $3,915,000 outstanding under the revolving line of credit.  The Company also had standby letters of credit totaling $1,625,000 as of March 31, 2004, reducing the balance available under the line of credit to $2,460,000.

TRM Inventory Funding Trust (the “Trust”) provides cash to be placed in the Company’s United States ATM machines (“vault cash”) by accessing commercial paper markets.  Because the Company is the primary beneficiary of the Trust, the Trust’s accounts are included in the Company’s consolidated financial statements.  Pursuant to the trust agreement, up to $50 million of cash is available for use in the Company’s United States ATM network, of which $31 million was being used at March 31, 2004.

The Company’s United Kingdom ATM business obtains vault cash under an agreement with a local bank.  The vault cash obtained under the program remains the property of the bank, however the Company is insured against risk of loss while the cash is in or being distributed to its ATM network.

The Company’s Board of Directors approved payment of a dividend for the first quarter of 2004 in the amount of $375,000 related to its Series A Preferred shares.  This payment was made in April 2004 pursuant to a waiver from Bank of America, N.A.

The Company expects that operations will continue for the next twelve months, with the realization of assets, and discharge of liabilities in the ordinary course of business.  The Company believes that its prospective needs for working capital, capital expenditures and debt service will be met from cash flows generated by operations.  If operations are not consistent with management’s plan, however, there is no assurance that the amounts from these sources will be sufficient for such purposes.  In that event, or for other reasons, the Company may be required to seek replacement financing and the Company may not be able to obtain such financing on commercially reasonable terms or at all.  There is no assurance that any replacement financing will be available, or if available, will be on terms satisfactory to the Company.

A summary of the Company’s contractual commitments and obligations as of March 31, 2004, is as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2004	2005-2006	2007-2008	After 5 years

TRM Corporation and subsidiaries
Long-term bank debt	$9,593	$2,552	$7,041	$—	$—
Short-term bank borrowings	3,915	3,915	—	—	—
Capital lease obligations	4,745	1,858	2,340	547	—
Operating leases	9,387	2,236	4,454	1,423	1,274
Total TRM Corporation and subsidiaries	27,640	10,561	13,835	1,970	1,274
TRM Inventory Funding Trust note payable	29,941	—	—	29,941	—
Total contractual cash obligations	$57,581	$10,561	$13,835	$31,911	$1,274

The Company has $4,502,000 accrued for Series A Preferred Stock dividends as of March 31, 2004.  TRM ceased paying these dividends late in the year 2000, but did pay them for the third and fourth quarters of 2003 and the first quarter of 2004.  The Company’s loan agreement with Bank of America prohibits the cash payment of preferred dividends, but the Company has obtained a waiver from the bank allowing it to pay the dividends for the third and fourth quarters of 2003 and the first quarter of 2004.

Critical Accounting Policies

The Company’s critical accounting policies as of March 31, 2004 are consistent with those discussed in the Company’s Form 10-K for the year ended December 31, 2003.

New Accounting Standards

In March 2004, the Financial Accounting Standards Board approved Emerging Issues Task Force (“EITF”) Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128.”  EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123.  EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and is to be applied by restating previously reported EPS.  The Company expects that the adoption of EITF Issue 03-6 will reduce its reported earnings per share in future periods.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact its results of operations and financial condition.  The Company does not hold or issue derivative commodity instruments or other financial instruments for trading purposes.

Interest Rate Risk

The Company maintains an investment portfolio that is comprised solely of money market funds.  The income earned from these money market funds is subject to changes in interest rates.  For the quarters ended March 31, 2003 and 2004, interest income amounted to $23,000 and $27,000, respectively.  An immediate 10% change in interest rates earned would not have a material effect on the Company’s net income.

Additionally, the Company is exposed to interest rate risk related to its bank loans.  Interest on the Company’s term loan from Bank of America is at the bank’s prime rate plus 0.0% to 0.5% depending on the Company’s leverage ratio as defined in the loan agreement.  The Company also has the option of electing an alternative interest rate based on the bank’s LIBOR or IBOR rates.  As of March 31, 2004, the weighted average interest rate on the term loan was 3.9%.  Interest on short-term borrowings under the Company’s revolving line of credit is at the bank’s prime rate minus one-half percent.  As of March 31, 2004, this rate was 3.5%.  Borrowings from Bank of America totaled $14.9 million at March 31, 2003 and $13.2 million at March 31, 2004.  Interest expense relating to these borrowings was $254,000 and $98,000 for the quarters ended March 31, 2003 and 2004, respectively.  If the interest rate for the Company’s

$13.2 million borrowings from Bank of America at March 31, 2004 increased by 1%, the Company’s interest expense would increase by $132,000 per year.

TRM Inventory Funding Trust borrows money pursuant to a note funded by the sale of commercial paper.  The Trust owed $29.1 million at March 31, 2003 and $29.9 million at March 31, 2004 under this arrangement.  The weighted average interest rate on these borrowings at March 31, 2004 was 2.9%.  Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in the Company’s consolidated financial statements, totaled $212,000 and $233,000 for the quarters ended March 31, 2003 and 2004, respectively.  If the interest rate for the Trust’s borrowings at March 31, 2004 increased by 1%, to a weighted average of 3.9%, the Company’s cost of sales would increase by $299,000 per year.

The Company’s United Kingdom ATM business obtains vault cash under an agreement with a local bank.  Vault cash obtained under the program remains the property of the bank, and the cash is not included in the Company’s consolidated balance sheet.  During the first quarter of 2003 the Company accessed amounts ranging from £23.3 million ($43.3 million) to £28.0 million ($52.0 million) and paid a total of £209,000 ($388,000) for use of the cash.  During the first quarter of 2004 the Company accessed amounts ranging from £25.0 million ($46.5 million) to £31.2 million ($58.0 million) and paid a total of £347,000 ($644,000) for use of the cash.  Fees paid by the Company for use of the cash are related to the bank’s interest rates. Based on the £28.8 million balance being used at March 31, 2004, if the cost of the cash increased by 1%, the Company’s cost of sales would increase by £288,000 ($535,000) per year.

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

The Company is also exposed to foreign exchange rate fluctuations as they relate to revenues and operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation.  Because exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  Foreign exchange rate transaction losses, net of gains for the quarters ended March 31, 2003 and 2004 were $12,000 and $15,000, respectively.  If foreign currency rates were to fluctuate from rates at March 31, 2004, the Company’s financial position might be materially affected.  Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2004, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would aggregate approximately $2.7 million.  No assurance can be given that changes in foreign currency rates will not have a material impact on the Company’s results of operations in the future.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer, Senior Vice President, Financial Services, and Principal Accounting Officer have concluded that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the Company’s fiscal quarter ended March 31, 2004, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1	First Amendment to Business Loan Agreement dated March 25, 2004, between TRM Corporation and Bank of America, N.A.

31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Financial Services of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Senior Vice President, Financial Services of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)                                  Reports on Form 8-K.

Current Report on Form 8-K dated March 9, 2004, reporting the Company’s results of operations for the quarter and year ended December 31, 2003.

Current Report on Form 8-K dated March 15, 2004, reporting that the Company announced the first quarter 2004 Series A Preferred Stock dividend.

Current Report on Form 8-K dated April 2, 2004, reporting that the Company announced completion of certain acquisitions in the United States and United Kingdom.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION

Date: May 12, 2004	By:	/s/ Rebecca J. Demy
Rebecca J. Demy
Principal Accounting Officer