Form 10-Q
period 2004-06-30
TRM CORP
filed 2004-08-16
CIK 749254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the  Exchange Act).

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT JUNE 30, 2004
Common Stock	7,520,589

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

TRM Corporation

Consolidated Balance Sheets

(unaudited)

(In thousands)

	December 31, 2003	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$5,724	$6,530
Accounts receivable, net	6,134	5,592
Inventories	1,567	1,949
Prepaid expenses and other	1,405	2,175
Deferred tax asset	423	424
Total current assets	15,253	16,670
Equipment, less accumulated depreciation and amortization	63,991	63,273
Restricted cash - TRM Inventory Funding Trust	28,939	39,942
Deferred tax asset	2,767	2,509
Intangible assets	72	7,323
Other assets	1,253	1,108
Total assets	$112,275	$130,825

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,367	$2,986
Accrued expenses	6,429	5,019
Accrued expenses of TRM Inventory Funding Trust	57	67
Current portion of long-term debt	3,024	3,155
Current portion of obligations under capital leases	2,113	2,234
Total current liabilities	12,990	13,461

TRM Inventory Funding Trust note payable	27,455	38,494
Long-term debt	7,040	5,028
Obligations under capital leases	2,784	1,835
Deferred tax liability	7,049	7,765
Other long-term liabilities	79	173
Preferred dividends payable	4,502	4,498
Total liabilities	61,899	71,254
Minority interest	1,500	1,500
Shareholders’ equity:
Preferred stock, no par value - 5,000 shares authorized; 1,757 shares issued and outstanding (liquidation preference $19,764) (1,778 shares issued and outstanding at December 31, 2003)	19,798	19,559
Common stock, no par value - 50,000 shares authorized; 7,521 shares issued and outstanding (7,060 shares issued and outstanding at December 31, 2003)	19,026	24,044
Additional paid-in capital	63	63
Accumulated other comprehensive income	2,088	2,029
Retained earnings	7,901	12,376
Total shareholders’ equity	48,876	58,071
Total liabilities and shareholders’ equity	$112,275	$130,825

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Sales	$24,366	$28,840	$46,780	$54,769
Less discounts	4,151	6,328	7,877	11,227
Net sales	20,215	22,512	38,903	43,542
Cost of sales	11,950	12,106	23,036	22,782
Gross profit	8,265	10,406	15,867	20,760
Selling, general and administrative expense	6,264	6,371	12,063	12,582
Asset retirements	152	—	216	—
Operating income	1,849	4,035	3,588	8,178
Interest expense	238	251	568	497
Other (income) expense, net	(103)	74	46	209
Income before income taxes	1,714	3,710	2,974	7,472
Provision for income taxes	566	1,002	1,073	2,251
Net income	$1,148	$2,708	$1,901	$5,221

Basic and diluted per share information (2003 amounts are restated - see note 3):
Net income	$1,148	$2,708	$1,901	$5,221
Preferred stock dividend	(375)	(371)	(750)	(746)
Income allocated to Series A preferred shareholders	(123)	(350)	(183)	(686)
Income available to common shareholders	$650	$1,987	$968	$3,789

Net income per common share:
Basic	$.09	$.26	$.14	$.52

Diluted	$.09	$.23	$.14	$.45

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statement of Shareholders’ Equity

(unaudited)

(In thousands)

	Comprehensive	Preferred		Common		Additional paid-in	Accumulated other comprehensive	Retained
	income	Shares	Amount	Shares	Amount	capital	income	earnings	Total

Balances, December 31, 2003		1,778	$19,798	7,060	$19,026	$63	$2,088	$7,901	$48,876
Comprehensive income
Net income	$5,221	—	—	—	—	—	—	5,221	5,221
Other comprehensive income, net of tax - foreign currency translation adjustment	(59)	—	—	—	—	—	(59)	—	(59)
Comprehensive income	$5,162	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock		(21)	(239)	16	239	—	—	—	—
Exercise of stock options		—	—	445	3,576	—	—	—	3,576
Tax benefit of stock options exercised		—	—	—	1,203	—	—	—	1,203
Preferred stock dividends		—	—	—	—	—	—	(746)	(746)
Balances, June 30, 2004		1,757	$19,559	7,521	$24,044	$63	$2,029	$12,376	$58,071

See accompanying notes to consolidated financial statements.

TRM Corporation

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2004
Operating activities:
Net income	$1,901	$5,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,979	4,643
Loss on disposal of equipment	419	322
Changes in items affecting operations, net of effect of business acquisitions:
Accounts receivable	102	741
Inventories	(732)	(137)
Prepaid expenses and other	409	(746)
Accounts payable	(598)	1,216
Accrued expenses	(1,106)	(2,032)
Income taxes payable	3	—
Deferred taxes	1,213	2,176
Litigation settlement	(1,738)	—
Total operating activities	4,852	11,404
Investing activities:
Proceeds from sale of equipment	468	49
Capital expenditures	(258)	(3,255)
Acquisition of intangible and other assets	(41)	(651)
Acquisition of businesses, net of cash acquired	—	(6,324)
Total investing activities	169	(10,181)
Financing activities:
Borrowings on notes payable	23,128	3,915
Repayment of notes payable	(24,779)	(6,074)
Principal payments on capital lease obligations	(874)	(1,146)
Increase in restricted cash	(931)	(11,003)
Proceeds from issuance of TRM Inventory Funding Trust note, net of repayments	259	11,039
Proceeds from issuance of equity in TRM Inventory Funding Trust	600	—
Proceeds from exercise of stock options	—	3,576
Preferred stock dividends	—	(750)
Total financing activities	(2,597)	(443)
Effect of exchange rate changes	(142)	26
Net increase in cash and cash equivalents	2,282	806
Beginning cash and cash equivalents	2,127	5,724
Ending cash and cash equivalents	$4,409	$6,530

Supplemental disclosure of non-cash transactions:
Assets acquired under capital lease obligations	$2,104	$—

See accompanying notes to consolidated financial statements.

TRM Corporation

Notes to Consolidated Financial Statements (unaudited)

1.           Interim Financial Data:

The consolidated financial statements of TRM Corporation and its subsidiaries (collectively, “TRM” or the “Company”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.  These consolidated financial statements should be read in conjunction with our latest annual report on Form 10-K.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2004.

2.             Financial Statement Reclassifications

Certain financial statement reclassifications have been made to prior year amounts to conform to the current year presentation.  These changes had no impact on shareholders’ equity or previously reported net income.

3.             Net Income Per Share

In March 2004, the Financial Accounting Standards Board approved Emerging Issues Task Force (“EITF”) Issue No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share,” or EITF 03-6.    EITF 03-6 supersedes the guidance in Topic No.  D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and Statement of Financial Accounting Standards (“SFAS”) No. 123.  EITF 03-6 became effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share information.  Our Series A preferred stock qualifies as a participating security under EITF 03-6.  Accordingly, we have adopted the use of the two-class method for the computation of earnings per share in the second quarter of 2004.  The application of EITF 03-6 as of June 30, 2004 has resulted in a reduction in our per share earnings, both basic and diluted, for the three and six-month periods ended June 30, 2003.  EITF 03-6 provides a new method for calculating per share earnings and does not otherwise affect our financial statements or have any economic or operating impact on us.

Previously reported earnings per share amounts for 2003 have been restated, as follows:.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As previously reported	Restated	As previously reported	Restated

Income available to common shareholders (in thousands)	$773	$650	$1,151	$968
Net income per common share:
Basic	$.11	$.09	$.16	$.14
Diluted	$.11	$.09	$.16	$.14

Net income per share using the two-class method has been computed as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Basic:
Net income	$1,148	$2,708	$1,901	$5,221
Preferred stock dividend	(375)	(371)	(750)	(746)
Income allocated to Series A preferred shareholders	(123)	(350)	(183)	(686)
Income available to common shareholders	$650	$1,987	$968	$3,789
Weighted average common shares outstanding	7,060	7,509	7,060	7,331
Basic net income per common share	$.09	$.26	$.14	$.52
Diluted:
Net income	$1,148	$2,708	$1,901	$5,221
Preferred stock dividend	(375)	(371)	(750)	(746)
Income allocated to Series A preferred shareholders	(123)	(350)	(183)	(686)
Income available to common shareholders	$650	$1,987	$968	$3,789
Weighted average common shares outstanding	7,060	7,509	7,060	7,331
Assumed exercise of stock options	37	1,129	19	1,087
Assumed exercise of warrants	—	25	—	12
Adjusted weighted average shares	7,097	8,663	7,079	8,430
Diluted net income per common share	$.09	$.23	$.14	$.45

Basic and diluted net income per share are based on the weighted average number of shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive securities.  For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock unless such conversion is antidilutive.  Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options.  For the three months ended June 30, 2004, options to purchase 15,000 shares of our stock and preferred stock convertible into approximately 1,333,000 common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.  For the three months ended June 30, 2003, approximately 1,258,000 of our stock options were excluded from the calculation as exercise prices were greater than the average share price of the common shares.  In addition, preferred stock convertible into approximately 1,333,000 common shares and warrants exercisable for 300,000 common shares were excluded from the calculation for the three months ended June 30, 2003 because their inclusion would also have been antidilutive.  These options, preferred shares and warrants could be dilutive in the future.

During the second quarter of 2004, our Board of Directors approved payment of a dividend in the amount of $371,000 related to our Series A preferred stock, which equates to $.04 per fully diluted common share.  This payment was made in July 2004 pursuant to a waiver from Bank of America, N.A.

4.             Inventories (in thousands):

	December 31, 2003	June 30, 2004
Parts	$1,052	$1,199
ATMs held for resale	483	730
Paper, toner and developer	32	20
Total	$1,567	$1,949

5.             Bank Loan Agreement

In March 2004 we and our primary lender, Bank of America, N.A., executed an amendment to our loan agreement.  The amendment increased the amount of the revolving line of credit from $4.0 million to $8.0 million and decreased the interest rate on borrowings pursuant to the line of credit from the bank’s prime rate to the bank’s prime rate minus one-half percent (3.5% at June 30, 2004).  The agreement has been further amended to extend the availability period for the line of credit to August 31, 2004.  As of June 30, 2004, we had no outstanding debt under the revolving line of credit, and we were in compliance with all covenants of our loan agreement.

6.             Employee Stock Options

We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense is recognized for our stock option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the measurement dates.  The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net income, as reported	$1,148	$2,708	$1,901	$5,221
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25)	(256)	(39)	(342)
Pro forma net income	1,123	2,452	1,862	4,879
Preferred stock dividend	(375)	(371)	(750)	(746)
Income allocated to Series A preferred shareholders	(119)	(312)	(177)	(635)
Pro forma net income available to common shareholders	$629	$1,769	$935	$3,498
Net income per common share:
Basic:
As reported	$.09	$.26	$.14	$.52
Pro forma	$.09	$.24	$.13	$.48
Diluted:
As reported	$.09	$.23	$.14	$.45
Pro forma	$.09	$.20	$.13	$.41

7.             Business Acquisitions

In a cash transaction effective March 31, 2004, we acquired all of the outstanding shares of Inkas Financial Corp. Ltd. (“Inkas”), an independent ATM company, for $6,018,000.  As a result of the acquisition, we added 447 ATM processing and management contracts and 85 ATM machines to our United Kingdom operations.  The acquisition was accounted for as a purchase; the purchase price and the related allocation are subject to further refinement and change during 2004.  The results of operations of Inkas are included in our consolidated results of operations starting in the second quarter of 2004.

The purchase price was allocated as follows (in thousands):

Cash	$100
Accounts receivable	211
Inventories	239
Prepaid expenses	18
Equipment	322
Intangible asset - contract rights	6,150
Other assets	104
Current liabilities	(1,126)
Total	$6,018

Contract rights acquired are being amortized over their estimated useful lives of ten years.

Simultaneous to the purchase of Inkas, we entered into an earn-out agreement with the sellers and an Inkas employee.  The earn-out agreement provides that we will make payments to the sellers and the Inkas employee for up to 150 net new ATM contracts entered into by Inkas during the first nine months following the acquisition of Inkas and which reach certain transaction levels. The maximum payment to be made pursuant to the earn-out agreement is £850,000 (approximately $1.5 million based upon currency exchange rates at June 30, 2004).

Any payments to be made pursuant to the earn-out agreement will be accounted for as additional contract rights as they are earned.

In June 2004 we acquired all of the outstanding shares of Mighty Cash Financial Services, Inc., a Canadian corporation with a network of 72 ATM locations comprised primarily of ATMs owned by merchants who signed contracts with Mighty Cash to provide processing and management services.  The purchase price of approximately $604,000 was paid in cash and deferred payments and allocated primarily to contract rights.

The following table reflects the unaudited combined results of TRM, Inkas and Mighty Cash as if the acquisitions of Inkas and Mighty Cash had taken place at the beginning of each period presented.  The pro forma information includes adjustments for the amortization of the contract  rights, decreased interest income and the tax effect of these adjustments.  The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net sales (in thousands)	$21,397	$22,551	$40,874	$44,359
Net income (in thousands)	$1,025	$2,713	$1,700	$5,187
Basic net income per share	$.08	$.27	$.11	$.51
Diluted net income per share	$.08	$.23	$.11	$.45

On July 8, 2004, we acquired a portfolio of approximately 350 ATM contracts in the United Kingdom.  These contracts are for merchant-filled ATMs.  The purchase price of £1.9 million ($3.5 million) was paid in cash and deferred payments.

8.          Segment Reporting (in thousands)

We have three reportable segments:  Automated Teller Machines (ATM), Photocopy and Software Development.  ATM owns and operates ATM machines in retail establishments, sells ATM machines, and began servicing equipment for others in the fourth quarter of 2003.  Photocopy owns and maintains self-service photocopiers in retail establishments.  The Software Development business develops software to deliver products and services through ATMs.

The accounting policies of the segments are substantially the same as those described in Note 1 to the financial statements in our annual report on Form 10-K for the year ended December 31, 2003.  We evaluate each segment’s performance based on operating income or loss.  In our financial statements for 2003 we reported segment performance based on income or loss before interest, taxes, minority interest, and cumulative effect of accounting changes.  The 2003 information below has been restated to conform to the current presentation.  Information regarding the operations of these reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net sales:
ATM	$8,758	$11,489	$16,148	$21,094
Photocopy	11,105	11,023	21,801	22,434
Software Development	352	—	954	14
	$20,215	$22,512	$38,903	$43,542

Operating income (loss):
ATM	$866	$1,243	$1,332	$2,678
Photocopy	1,171	2,881	2,454	5,724
Software Development	(188)	(89)	(198)	(224)
	$1,849	$4,035	$3,588	$8,178

Reconciliation of segment data to income before income taxes:
Operating income	$1,849	$4,035	$3,588	$8,178
Interest expense	238	251	568	497
Other (income) expense, net	(103)	74	46	209
Income before income taxes	$1,714	$3,710	$2,974	$7,472

Total assets as of June 30, 2003:

ATM	$78,306
Photocopy	52,449
Software development	70
	$130,825

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, without limitation, increasing ATM revenues, decreases in photocopy volume, growth of our business (including acquisitions) and the sale of common stock, constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We have based these forward-looking statements on management’s current expectations about future events.  These statements can be identified by the fact that they do not relate strictly to historical or current facts, and by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other similar words or expressions.

Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong.  This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties.  Many factors discussed in this report will be important in determining our future performance.  Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.  Other factors beyond those discussed above could also adversely affect us.  Therefore, you are cautioned not to place undue reliance on our forward-looking statements.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Overview

We are a large-scale, multinational owner and operator of ATMs and photocopiers in the United States, the United Kingdom and Canada.  We have the tenth largest ATM network in the United States and the second largest ATM network in the United Kingdom.  In addition, we believe we have the largest self-service photocopier network in the world.  Our machines are located within high traffic national retailers and regional and locally-owned retail convenience stores.

In June 2004 our ATM network had a total of 4,616 revenue-generating machines deployed throughout the United Kingdom, United States and Canada representing an increase of 1,343 ATM machines (or 41%) when compared to the same month in 2003.  The ATM operations produced net sales of $21.1 million during the first six months of 2004, an increase of $4.9 million (or 31%) as compared to the same period in the prior year.  We believe that revenues generated from services delivered through our ATM network will represent a greater percentage of overall net sales in the future.

In addition to expanding our ATM operations through placements generated by our internal sales staff, we have been actively pursuing acquisitions of ATM networks since the second half of 2003.  In February 2004, we acquired a 20-ATM network in the United States.  On March 31, 2004, we added 447 ATM contracts and 85 ATM machines to our network through the acquisition of Inkas Financial Corp., Ltd. in the United Kingdom.  In June 2004, we entered the Canadian ATM market through the acquisition of Mighty Cash Financial Services, Inc., which had 72 ATMs in Canada.

At June 30, 2004, we had a total of 25,285 installed photocopiers in the United States, Canada and the United Kingdom, a decrease of 2,385 copiers (or 8.6%) when compared to June 30, 2003.  Photocopy net sales were $22.4 million for the six months ended June 30, 2004, up from $21.8 million during the same period in 2003.  The decrease in the number of photocopiers was caused primarily by the elimination of low volume sites.  However, price increases more than offset the decline in photocopy volume, resulting in a 2.9% increase in net photocopy revenue in the six months of 2004 compared to the six months of 2003.

Our  Board of Directors approved payment of a dividend for the second quarter of 2004 in the amount of $371,000 related to our Series A preferred stock, which equates to $.04 per fully diluted common share.  This payment was made in July 2004 pursuant to a waiver from Bank of America, N.A.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales of each item on the Consolidated Statements of Operations (see page 3 of this Quarterly Report on Form 10-Q).

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Sales	100.0%	100.0%	100.0%	100.0%
Less discounts	17.0	21.9	16.8	20.5
Net sales	83.0	78.1	83.2	79.5
Cost of sales	49.1	42.0	49.3	41.6
Gross profit	33.9	36.1	33.9	37.9
Selling, general and administrative expense	25.7	22.1	25.8	23.0
Asset retirements	0.6	—	0.4	—
Operating income	7.6	14.0	7.7	14.9
Interest expense	1.0	0.9	1.2	0.9
Other (income) expense, net	(0.4)	0.2	0.1	0.4
Income before income taxes	7.0	12.9	6.4	13.6
Provision for income taxes	2.3	3.5	2.3	4.1
Net income	4.7%	9.4%	4.1%	9.5%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

ATM Results of Operations

	Three months ended June 30,
	2003	% of Sales	2004	% of Sales
	(in thousands, except operating and percentage data)

Transaction-based sales	$9,755	93.3%	$14,668	95.1%
Service sales	28	0.3	496	3.2
Sales of ATM equipment	674	6.4	256	1.7
Total sales	10,457	100.0	15,420	100.0
Less discounts	1,699	16.2	3,931	25.5
Net sales	8,758	83.8	11,489	74.5
Cost of sales	5,040	48.2	6,624	43.0
Gross profit	$3,718	35.6%	$4,865	31.5%
Operating Data:
Average number of ATMs	3,215		4,264
Withdrawal transactions	3,882,848		5,216,693
Average withdrawals per ATM per month	403		408
Average transaction-based sales per withdrawal transaction	$2.51		$2.81
Average discount per withdrawal transaction	$.44		$.75
Net transaction-based sales per withdrawal transaction	$2.07		$2.06

Photocopy Results of Operations

	Three months ended June 30,
	2003	% of Sales	2004	% of Sales
	(in thousands, except operating and percentage data)

Sales	$13,557	100.0%	$13,420	100.0%
Less discounts	2,452	18.1	2,397	17.9
Net sales	11,105	81.9	11,023	82.1
Cost of sales	6,558	48.4	5,467	40.7
Gross profit	$4,547	33.5%	$5,556	41.4%
Operating Data:
Average number of photocopiers	27,794		25,477
Average photocopies per machine per month	2,775		2,128
Average sales per photocopier per month	$162.59		$175.58
Average sales per photocopy	$.059		$.083
Average discount per photocopy	$.011		$.015
Average net sales per photocopy	$.048		$.068
Average gross profit per photocopy	$.020		$.034

Sales

For the second quarter of 2004, consolidated sales increased by $4.5 million, or 18%, to $28.8 million from $24.4 million for the second quarter of 2003.  ATM sales increased by

$4.9 million and photocopier sales decreased by $137,000, while software development sales decreased by $352,000.

During the second quarter of 2004, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the British pound and, to a lesser extent, the Canadian dollar.  Approximately 37% of consolidated sales for the quarter were produced in the United Kingdom by our U.K. subsidiaries.  The average exchange rate during the second quarter of 2004 was $1.8233 to £1.00, compared to $1.6046 to £1.00 during the second quarter of 2003.  As a result of this increase in the value of the British pound, we reported $1.5 million more in sales during the second quarter of 2004 than we would have reported had the exchange rate remained constant at the average for the second quarter of 2003.  This gain was substantially offset by a corresponding increase in expenses.

ATM sales.  ATM sales were $15.4 million for the second quarter of 2004 compared to $10.5 million for the second quarter of 2003.  The $5.0 million increase in ATM sales was a combination of a $4.9 million increase in transaction-based sales and a $468,000 increase in service sales, which were partially offset by a $418,000 decrease in sales of ATM equipment.

The $4.9 million increase in transaction-based sales resulted from:

•

Expansion of our ATM network - The average number of transacting ATMs in our network during the second quarter of 2004 increased by 32.6% compared to the same period in 2003. The increase of 1,049 average ATMs includes 447 ATMs acquired in the Inkas acquisition in March 2004.

•	Increased withdrawals per ATM - The average number of withdrawals per unit per month increased by 1.2% to 408 for the second quarter of 2004 compared to 403 for the second quarter of 2003.

•

Price increases - In the second half of 2002 we initiated increases in withdrawal fees. As a result of the price increases and the increase in the value of the British pound, the average transaction-based sales generated per withdrawal transaction increased 12.0% to $2.81 for the second quarter of 2004 compared to $2.51 for the same period in 2003.

•	Exchange rate benefits.

The value of the British pound relative to the U.S. dollar increased for the second quarter of 2004 compared to same period in 2003, resulting in a $1.2 million increase in ATM net sales.  This increase was substantially offset by the exchange rate-related increase in costs.

Photocopier sales.  Photocopier sales in the second quarter of 2004 were $13.4 million compared to $13.6 million in the second quarter of 2003.  The $137,000 decrease resulted primarily from:

•

Declining photocopy volume - Continuing a trend, photocopy volume declined by 29.7% for the second quarter of 2004 compared to the same period in 2003, to 162.7 million copies from 231.4 million copies, due to a combination of:

•

a decline in installed photocopiers to an average of 25,477 in the second quarter of 2004 from an average of 27,794 for the same period in 2003, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable; and

•

a decline in the average number of photocopies made per unit per month to 2,128 for the second quarter of 2004 from 2,775 for the same period in 2003 due primarily to price increases, as discussed in the next paragraph, as well as competition from alternative media and copying services.

The declining volume was partially offset by:

•

Price increases - During 2003 we began to work with merchants to systematically increase the price per photocopy across our network of photocopiers. The average sales price per photocopy increased to $.082 in the second quarter of 2004 from $.059 for the same period in 2003.

•

Exchange rate benefit - The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the second quarter of 2004 compared to the same period in 2003, resulting in a $291,000 increase in photocopier sales. This increase was substantially offset by the exchange rate-related increase in costs.

Software development sales.  We had no software development sales for the second quarter of 2004 compared to $352,000 for the second quarter of 2003 following the substantial completion of a development contract with NCR Corporation during the second quarter of 2003. We do not expect software development to provide significant additional sales in the future.

Sales Discounts

Sales discounts on a consolidated basis as a percentage of sales were 21.9% in the second quarter of 2004 and 17.0% in the second quarter of 2003.  Sales discounts in the ATM business increased to 26.8% of transaction-based sales in the second quarter of 2004 from 17.4% in the second quarter of 2003.  The increased discounts were caused by an increase in the percentage of merchants who provide their own cash in their ATMs (“self-fill” contracts) and merchants for whom we provide only processing services (“processing only” contracts).  Most of the ATM contracts acquired in the Inkas and Mighty Cash transactions are either self-fill or processing only contracts.  Sales discounts in the photocopier business decreased slightly in the second quarter of 2004 to 17.9% of sales from 18.1% in the second quarter of 2003.

Cost of Sales

Cost of sales on a consolidated basis decreased to 42.0% of sales in the second quarter of 2004, from 49.1% in the second quarter of 2003.  Costs of sales as a percentage of sales declined in both the ATM and photocopier segments.

ATM cost of sales.  Costs of sales in the ATM business increased by $1.6 million to $6.6 million in the second quarter of 2004 from $5.0 million for the same time period in 2003, as a result of:

•	Expansion of our ATM network;

•	Increase in the number of withdrawals per ATM; and

•

Exchange rate effects - The ATM segment reported approximately $542,000 more in cost of sales in the second quarter of 2004 than it would have reported had the exchange rate for the British pound remained at the average for the second quarter of 2003.

Cost of sales from the ATM operations (excluding sales of ATM equipment and the related cost of sales) declined to 43.1% of sales from 47.7% in the second quarter of 2003.  This percentage decrease resulted from increases in the amount of sales per transaction.

Photocopier cost of sales.  Cost of sales in our photocopier business decreased by $1.1 million, to $5.5 million in the second quarter of 2004 compared to $6.6 million for the same time period in 2003, due primarily to a decrease in photocopy volume.  The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies by $429,000, a reduction in depreciation by $288,000, and a reduction in third party servicers’ and installation fees by $116,000.  The cost of labor in photocopy cost of sales was reduced by $227,000 due to the decrease in volume and the corresponding decrease in maintenance requirements.

These savings were partially offset by exchange rate effects, as we reported approximately $140,000 more in cost of sales in the second quarter of 2004 than we would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for same time period in 2003.

Selling, General and Administrative Expense

Selling, general and administrative expense remained relatively flat, increasing by $107,000 to $6.4 million in the second quarter of 2004 from $6.3 million in the second quarter of 2003.  The increase in the value of the British pound and Canadian dollar caused an increase of $228,000 in selling, general and administrative expense.  Without the increase in the value of the British pound and Canadian dollar, selling, general and administrative expense would have decreased slightly.

Interest Expense

Interest expense increased by $13,000 to $251,000 in the second quarter of 2004 from $238,000 in the second quarter of 2003.

Tax Rate

Our effective tax rate for the second quarter of 2004 was 27.0%, resulting in a tax provision of $1.0 million.  For the second quarter of 2003, the effective tax rate was 33.0%, and the tax provision was $566,000.  The effective tax rate in the second quarter of 2004 was lower because we released a valuation allowance in this quarter.

Net Income

Net income for the second quarter of 2004 was $2.7 million, an increase of $1.6 million over the $1.1 million in net income for the same period in 2003.  After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders, the net income available to common shareholders was $2.0 million in the second quarter of 2004 and $650,000 in the second quarter of 2003.  Increased ATM transactions and higher transaction fees for our ATMs and photocopiers primarily contributed to the $2.1 million increase in gross profit to $10.4 million in the second quarter of 2004.  Increases in selling, general and administrative expense of $107,000 and the increase in the provision for income taxes of $436,000 partially offset the increased gross profit.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

ATM Results of Operations

	Six months ended June 30,
	2003	% of Sales	2004	% of Sales
	(in thousands, except operating and percentage data)

Transaction-based sales	$18,165	94.4%	$25,939	94.6%
Service sales	44	0.2	1,063	3.9
Sales of ATM equipment	1,038	5.4	400	1.5
Total Sales	19,247	100.0	27,402	100.0
Less discounts	3,099	16.1	6,308	23.0
Net sales	16,148	83.9	21,094	77.0
Cost of sales	9,334	48.5	11,582	42.3
Gross profit	$6,814	35.4%	$9,512	34.7%
Operating Data:
Average number of ATMs	3,137		3,860
Withdrawal transactions	7,274,803		9,239,903
Average withdrawals per ATM per month	387		399
Average transaction-based sales per withdrawal transaction	$2.50		$2.81
Average discount per withdrawal transaction	$.43		$.68
Net transaction-based sales per withdrawal transaction	$2.07		$2.13

Photocopy Results of Operations

	Six months ended June 30,
	2003	% of Sales	2004	% of Sales
	(in thousands, except operating and percentage data)

Sales	$26,579	100.0%	$27,353	100.0%
Less discounts	4,778	18.0	4,919	18.0
Net sales	21,801	82.0	22,434	82.0
Cost of sales	13,059	49.1	11,128	40.7
Gross profit	$8,742	32.9%	$11,306	41.3%
Operating Data:
Average number of photocopiers	27,999		25,719
Average photocopies per machine per month	2,725		2,103
Average sales per photocopier per month	$158.21		$177.26
Average sales per photocopy	$.058		$.084
Average discount per photocopy	$.010		$.015
Average net sales per photocopy	$.048		$.069
Average gross profit per photocopy	$.019		$.035

Sales

For the first six months of 2004, consolidated sales increased by $8.0 million, or 17.1%, to $54.8 million from $46.8 million for the first six months of 2003.  ATM sales increased by $8.2 million and photocopier sales increased by

$774,000, while software development sales decreased by $940,000.

During the first six months of 2004, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the British pound and, to a lesser extent, the Canadian dollar.  Approximately 40% of our consolidated sales for the six months were produced in the United Kingdom by our U.K. subsidiaries.  The average exchange rate during the first six months of 2004 was $1.8258 to £1.00, compared to $1.6050 to £1.00 during the first six months of 2003. As a result of this increase in the value of the British pound, we reported $2.6 million more in sales during the six months of 2004 than we would have reported had the exchange rate remained constant at the average for the first six months of 2003.  This gain was substantially offset by a corresponding increase in expenses.

ATM sales.  ATM sales were $27.4 million for the first six months of 2004 compared to $19.2 million for the first six months of 2003.  The $8.2 million increase in ATM sales was a combination of a $7.8 million increase in transaction-based sales and a $1.0 million increase in service sales, which were partially offset by a $638,000 decrease in sales of ATM equipment.

The $7.8 million increase in transaction-based sales resulted from:

•

Expansion of our ATM network - The average number of transacting ATMs in our network during the first six months of 2004 increased by 23.0% compared to the same period in 2003. The increase of 723 average ATMs reflects 447 ATMs acquired in the Inkas acquisition in March 2004.

•	Increased withdrawals per ATM - The average number of withdrawals per unit per month increased by 3.1% to 399 for the first six months of 2004 compared to 387 for the first six months of 2003.

•

Price increases - In the second half of 2002 we initiated increases in withdrawal fees. As a result of the price increases and the increase in the value of the British pound, the average transaction-based sales generated per withdrawal transaction increased 12.4% to $2.81 for the first six months of 2004 compared to $2.50 for the same period in 2003.

•	Exchange rate benefits.

The value of the British pound relative to the U.S. dollar increased for the first six months of 2004 compared to same period in 2003, resulting in a $1.7 million increase in ATM net sales.  This increase was substantially offset by the exchange rate-related increase in costs.

Photocopier sales.  Photocopier sales in the first six months of 2004 were $27.4 million compared to $26.6 million in the first six months of 2003.  The $774,000 increase resulted primarily from:

•

Price increases - The average sales price per photocopy increased to $.084 in the first six months of 2004 from $.058 for the same period in 2003 as a result of our working with merchants to implement price increases in most of our photocopier locations. The average sales per installed unit per month increased by 12.0% to $177.26 for the first six months of 2004 compared to $158.21 for the same period in 2003.

•

Exchange rate benefit - The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the first six months of 2004 compared to the same period in 2003, resulting in a $728,000 increase in photocopier sales. This increase was substantially offset by the exchange rate-related increase in costs.

The price increase and exchange rate benefit were partially offset by:

•

Declining photocopy volume - Continuing a trend, photocopy volume declined by 29.1% for the first six months of 2004 compared to the same period in 2003, to 324.5 million copies from 457.9 million copies, due to a combination of:

•

a decline in installed photocopiers to an average of 25,719 in the first six months of 2004 from an average of 27,999 for the same period in 2003, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable; and

•

a decline in the average number of photocopies made per unit per month to 2,103 for the first six months of 2004 from 2,725 for the same period in 2003 due primarily to the price increases, as well as competition from alternative media and copying services.

Software development sales.  Software development sales decreased to $14,000 for the first six months of 2004 from $954,000 for the first six months of 2003.  The decrease resulted from the substantial completion of a development contract with NCR Corporation during the first quarter of 2003.  We do not expect software development to provide significant additional sales in the future.

Sales Discounts

Sales discounts on a consolidated basis as a percentage of sales were 20.5% in the first six months of 2004 and 16.8% in the first six months of 2003.  Sales discounts in the ATM business increased to 24.3% of transaction-based sales in the first six months of 2004 from 17.1% in the first six months of 2003.  The increased discounts were caused by an increase in the percentage of merchants who provide their own cash in their ATMs and merchants for whom we provide only processing services.  Most of the ATM contracts acquired in the Inkas and Mighty Cash transactions are either self-fill or processing only contracts.  Sales discounts in the photocopier business remained constant at 18.0% of sales.

Cost of Sales

Cost of sales on a consolidated basis decreased to 41.6% of sales in the first six months of 2004, from 49.3% in the first six months of 2003.  Cost of sales as a percentage of sales declined in both the ATM and photocopier segments.

ATM cost of sales.  Cost of sales in the ATM business increased by $2.2 million to $11.6 million in the first six months of 2004 from $9.3 million for the same time period in 2003, as a result of:

•	Expansion of our ATM network;

•	Increase in the number of withdrawals per ATM; and

•

Exchange rate effects - The ATM segment reported approximately $944,000 more in cost of sales in the first six months of 2004 than it would have reported had the exchange rate for the British pound remained at the average for the first six months of 2003.

Cost of sales from ATM operations (excluding sales of ATM equipment and the related cost of sales) declined to 42.3% of sales from 48.2% in the first six months of 2003.  This percentage decrease resulted from increases in the amount of sales per transaction.

Photocopier cost of sales.  Cost of sales in our photocopier business decreased by $1.9 million, to $11.1 million in the first six months of 2004 from $13.1 million for the same time period in 2003, due primarily to a decrease in photocopy volume.  The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies by $812,000, a reduction in depreciation by $594,000, and a reduction in third party servicers’ and installation fees by $238,000.  The cost of labor in photocopy cost of sales was reduced by $289,000 due to the decrease in volume and the corresponding decrease in maintenance requirements.

These savings were partially offset by exchange rate effects, as we reported approximately $342,000 more in cost of sales in the first six months of 2004 than we would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for same time period in 2003.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $519,000 to $12.6 million in the first six months of 2004 from $12.1 million in the first six months of 2003.  Of the increase, $459,000 was due to the increase in the value of the British pound and Canadian dollar.

Interest Expense

Interest expense decreased by $71,000 to $497,000 in the first six months of 2004 from $568,000 in the first six months of 2003.  The decrease was primarily due to decreases in our outstanding bank borrowings and capital leases as well as a reduction in interest rates on the bank borrowings.

Tax Rate

Our effective tax rate for the first six months of 2004 was 30.1%, resulting in a tax provision of $2.3 million.  For the first six months of 2003, our effective tax rate was 36.1%, and the tax provision was $1.1 million.  The effective tax rate in the first six months of 2004 was lower because we released a valuation allowance in the second quarter of 2004.

Net Income

Net income for the first six months of 2004 was $5.2 million, an increase of $3.3 million over the $1.9 million in net income for the same period in 2003.  After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders, the net income available to common shareholders was $3.8 million in the first six months of 2004 and $968,000 in the first six months of 2003.  Increased ATM transactions and higher transaction fees for our ATMs and photocopiers primarily contributed to the $4.9 million increase in our gross profit to $20.8 million in the first six months of 2004.  Increases in selling, general and administrative expense of $519,000 and the increase in the provision for income taxes of $1.2 million partially offset the increased gross profit.

Liquidity and Capital Resources

General

Our principal ongoing funding requirements are for working capital to finance the continued growth of our business (including acquisitions), service bank debt and service lease obligations.  During the first six months of 2004, we generated $11.4 million in cash flows from operating activities as compared to $4.9 million in the same period in 2003.  In addition, the exercise of stock options provided $3.6 million in cash during the first six months of 2004.  These cash flows in 2004 have been used for the following purposes:

•	to expand our ATM network by acquiring a 20-ATM portfolio, Inkas Financial Corp., Ltd. and Mighty Cash Financial Services, Inc.;

•	to reduce long-term debt by $2.2 million;

•	to make $3.3 million in equipment purchases, primarily ATM equipment; and

•	to make payments of $1.1 million on capital lease obligations.

We had cash and cash equivalents of $6.5 million at June 30, 2004, compared to $5.7 million at December 31, 2003, and net working capital of $3.2 million at June 30, 2004 compared to net working capital of $2.3 million at December 31, 2003.

We believe that the cost of upgrading our ATMs to comply with new industry standards known as triple DES and EMV will be approximately $2.0 million in the United States and approximately $4.5 million in the United Kingdom, based upon exchange rates as of June 30, 2004.  These costs will be capitalized and depreciated over the remaining life of each asset.  As of June 30, 2004, approximately 10% of our ATMs were compliant with either triple DES or EMV.

                In June 2004 we filed a Form S-3 Registration Statement with the Securities and Exchange Commission.  The purpose of the filing is to register 5,175,000 shares of our common stock which we expect to sell during the third quarter of 2004 after the SEC declares the Form S-3 to be effective.  We expect to use the proceeds from the sale for the acquisitions of ATMs, which may include the purchase of ATM equipment, the acquisition of ATM systems owned by third parties or the acquisition of companies owning ATMs and for working capital and general corporate purposes.

U.S. Credit Facility

In May 2004 we accepted a commitment letter to modify and increase our credit facility with Bank of America on more favorable terms, including a reduction in the interest rate from prime plus 50 basis points to an interest rate that is capped at prime, and may be less depending upon our leverage ratio.  Based upon our existing leverage ratios, the interest rate on the modified facility would be prime minus 50 basis points.  The modification, if finalized, will increase credit availability under the facility to $20.0 million, an increase of $2.8 million over the existing facility, with a maturity date of June 2007.  As of June 30, 2004, $8.0 million was outstanding under the existing facility.

U.S. Vault Cash Facility

                TRM Inventory Funding Trust (the “Trust”) provides cash to be placed in our United States ATM machines (“vault cash”) by accessing commercial paper markets.  Because we are the primary beneficiary of the Trust, the Trust’s accounts are included in our consolidated financial statements.  Pursuant to the trust agreement, up to $50 million of cash is available for use in our United States ATM network, of which $40 million was being used at June 30, 2004.

U.K. Vault Cash Facility

Our U.K. ATM business obtains vault cash under an agreement with a local bank.  Vault cash obtained under the program remains the property of the bank, and is not included on our balance sheet.  We are insured against risk of loss while the cash is in or being distributed to our ATM network.  During the first six months of 2004, we accessed amounts ranging from £25.0 million ($45.5 million as of June 30, 2004) to £36.1 million ($65.5 million as of June 30, 2004) under this arrangement and paid a total of $1.5 million for use of the cash.

Contractual Commitments and Obligations

Contractual commitments and obligations as of June 30, 2004 (in thousands):

	Payments Due by Period
Contractual obligations	Total	July 1 - December 31, 2004	2005-2006	2007-2008	After 2008

TRM Corporation and subsidiaries
Long-term bank debt	$8,183	$1,644	$6,539	$—	$—
Capital lease obligations	4,069	1,245	2,289	535	—
Operating leases	8,813	1,463	4,583	1,500	1,267
Total TRM Corporation and subsidiaries	21,065	4,352	13,411	2,035	1,267
TRM Inventory Funding Trust note payable	38,494	—	—	38,494	—
Total contractual cash obligations	$59,559	$4,352	$13,411	$40,529	$1,267

As of June 30, 2004, $4.5 million was accrued for unpaid Series A preferred stock dividends.  We ceased paying dividends on our Series A preferred stock after 2000 as a result of the prohibitions contained in our credit facility with Bank of America and cash flow concerns.  Payment was resumed in the third and fourth quarters of 2003 and first and second quarters of 2004 pursuant to waivers granted by Bank of America.  We have received a waiver for the third quarter of 2004.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates as of June 30, 2004 are consistent with those discussed in our Form 10-K for the year ended December 31, 2003.

New Accounting Standards and Effects on Earnings Per Share

In March 2004, the Financial Accounting Standards Board approved Emerging Issues Task Force (“EITF”) Issue No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.”  EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB Opinion 25 and SFAS 123.  EITF 03-6 is effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share.  We have adopted the provisions of EITF 03-6 in the second quarter of 2004, and, accordingly, have restated previously reported earnings per share.  The application of EITF 03-6 as of June 30, 2004 has resulted in a reduction in our per share earnings, both basic and diluted, for the three and six-month periods ended June 30, 2003.  EITF 03-6 provides a new method for calculating per share earnings and does not otherwise affect our financial statements or have any economic or operating impact on us.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition.  We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.

Interest Rate Risk

We invest our cash in money market funds.  The income earned from these money market funds is subject to changes in interest rates.  Interest income was $53,000 and $83,000 for the three and six-month periods ended June 30, 2004, respectively, and $25,000 and $48,000, respectively, for the same periods in 2003.  An immediate 10% change in interest rates earned would not have a material effect on our net income.

Additionally, we are exposed to interest rate risk related to our bank loans.  Interest on our term loan from Bank of America is at the bank’s prime rate plus 0.0% to 0.5% depending on our leverage ratio as defined in the loan agreement.  We also have the option of electing an alternative interest rate based on the bank’s London Interbank Offered Rate or its Interbank Offered Rate.  As of June 30, 2004, the interest rate on the term loan was 3.63%.  Interest on short-term borrowings under our revolving line of credit is at the bank’s prime rate minus one-half percent.  As of June 30, 2004, this rate was 3.5%.  Borrowings from Bank of America totaled $15 million at June 30, 2003 and $8 million at June 30, 2004.  Interest expense relating to these borrowings was $99,000 and $197,000 for the three and six-month periods ended June 30, 2004, respectively, and $195,000 and $449,000, respectively, for the same periods in 2003.  If the interest rate for our $8 million borrowings from Bank of America at June 30, 2004 increased by 1%, our interest expense would increase by $80,000 per year.

The Trust borrows money pursuant to a note funded by the sale of commercial paper.  The Trust owed $29.5 million at June 30, 2003 and $38.5 million at June 30, 2004 under this arrangement.  The weighted average interest rate on these borrowings at June 30, 2004 was 3.0%.  Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $377,000 and $273,000 for the quarters ended June 30, 2003 and 2004, respectively, and $588,000 and $506,000 for the six-month periods ended June 30, 2003 and 2004, respectively.  If the interest rate for the Trust’s borrowings at June 30, 2004 increased by 1%, to a weighted average of 4%, our cost of sales would increase by $385,000 per year.

Our United Kingdom ATM business obtains vault cash under an agreement with a local bank.  Vault cash obtained under the program remains the property of the bank, and the cash is not included in our consolidated balance sheet.  During the first six months of 2003 we accessed amounts ranging from £23.3 million ($42.4 million as of June 30, 2004) to £35.4 million ($64.3 million as of June 30, 2004).  During the first six months of 2004 we accessed amounts ranging from £25.0 million ($45.5 million as of June 30, 2004) to £36.1 million ($65.5 million as  of June 30, 2004).  Fees that we pay for use of the cash are related to the bank’s interest rates. Based on the £30.7 million balance being used at June 30, 2004, if the cost of the cash increased by 1%, our cost of sales would increase by £307,000 ($558,000 as of June 30, 2004) per year.

Foreign Currency Risk

We have international subsidiaries subject to foreign currency exchange rate exposure.  We realize sales from, and pay the expenses of our international operations in British pounds and Canadian dollars.  Accordingly, we are exposed to the risk of foreign exchange rate fluctuations.

Foreign exchange rate transaction gains, net of losses, were $125,000 and $111,000 for the three and six-month periods ended June 30, 2004.  Foreign exchange transactions resulted in a gain of $8,000 for the three months ended June 30, 2003, and a loss of $5,000 for the six months ended June 30, 2003.  If foreign currency rates were to fluctuate from rates at June 30, 2004, our financial position might be materially affected.  Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at June 30, 2004, the potential increase in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $924,000.  Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the average for the quarter ended June 30, 2004, the impact on sales would have been an aggregate increase of approximately $1.2 million, or 4.2%.  The impact on net income for the three months ended June 30, 2004 would have been an aggregate increase of approximately $182,000, or 6.7%.  Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at June 30, 2004, the potential decrease in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $924,000.  Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the average quoted foreign currency exchanges rates for the quarter ended June 30, 2004, the impact on sales would have been an aggregate decrease of $1.2 million, or 4.2%.  The impact on net income for the three months ended June 30, 2004 would have been an aggregate decrease of approximately $182,000, or 6.7%.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Act of 1934 reports is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and disclosures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2004, at our annual meeting of shareholders, the holders of our outstanding common stock and Series A preferred stock took the actions described below.  As of the record date for the annual meeting, 7,184,565 shares of common stock and 1,777,778 shares of Series A preferred stock were issued and outstanding.  Each share of preferred stock is entitled to one vote per share and votes together with the common stock as one class.

The shareholders elected each of Nancy Alperin, Hersh Kozlov and Lance Laifer to serve on our Board of Directors for the next three years by the votes indicated below:

	For	Withheld
Nancy Alperin	6,452,090	40,522
Hersh Kozlov	6,271,360	221,252
Lance Laifer	6,451,790	40,822

Daniel G. Cohen, Edward E. Cohen, Slavka B. Glaser, Alan D. Schreiber, M.D., Harmon S. Spolan and Kenneth L. Tepper will continue their terms of office as directors.

Additionally, the shareholders ratified the selection of PricewaterhouseCoopers LLP as our registered public accounting firm for the 2004 fiscal year.  The result of the votes was 6,489,021 for and 750 against.  No other business came before the meeting or any adjournment thereof.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.1	Second Amendment to Business Loan Agreement dated April 30, 2004, between TRM Corporation and Bank of America, N.A.

10.2	Third Amendment to Business Loan Agreement dated May 31, 2004, between TRM Corporation and Bank of America, N.A.

10.3	Fourth Amendment to Business Loan Agreement dated June 30, 2004, between TRM Corporation and Bank of America, N.A.

31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K.

Current Report on Form 8-K dated April 29, 2004, reporting our results of operations for the quarter ended March 31, 2004.

Current Report on Form 8-K dated June 17, 2004, reporting that we announced completion of an acquisition in Canada.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION

Date:	August 16, 2004	By:	/s/ Daniel E. O’Brien
Daniel E. O’Brien
Chief Financial Officer