Form 10-Q
period 2004-09-30
TRM CORP
filed 2004-11-15
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT SEPTEMBER 30, 2004

Common Stock	13,069,211

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURE
FIFTH AMENDMENT TO BUSINESS LOAN AGREEMENT
SIXTH AMENDMENT TO BUSINESS LOAN AGREEMENT
Purchase Agreement, made as of September 20, 2004...
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRM Corporation
Consolidated Balance Sheets
(unaudited)
(In thousands)

	December 31,	September 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$5,724	$44,293
Accounts receivable, net	6,134	5,242
Inventories	1,567	2,961
Prepaid expenses and other	1,405	2,681
Deferred tax asset	423	438

Total current assets	15,253	55,615
Equipment, less accumulated depreciation and amortization	63,991	63,364
Restricted cash – TRM Inventory Funding Trust	28,939	36,451
Deferred tax asset	2,767	230
Intangible assets, net	72	14,808
Other assets	1,253	728

Total assets	$112,275	$171,196

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,367	$5,204
Income taxes payable	—	784
Accrued expenses	6,429	4,813
Accrued expenses of TRM Inventory Funding Trust	57	66
Current portion of long-term debt	3,024	24
Current portion of obligations under capital leases	2,113	2,003

Total current liabilities	12,990	12,894
TRM Inventory Funding Trust note payable	27,455	34,976
Long-term debt	7,040	22
Obligations under capital leases	2,784	1,311
Deferred tax liability	7,049	7,293
Other long-term liabilities	79	252
Preferred dividends payable	4,502	3,436

Total liabilities	61,899	60,184

Minority interest	1,500	1,500

Shareholders’ equity:
Preferred stock, no par value - 5,000 shares authorized; 1,061 shares issued and outstanding (liquidation preference $11,936) (1,778 shares issued and outstanding at December 31, 2003)	19,798	11,810
Common stock, no par value - 50,000 shares authorized; 13,069 shares issued and outstanding (7,060 shares issued and outstanding at December 31, 2003)	19,026	81,381
Additional paid-in capital	63	63
Accumulated other comprehensive income	2,088	2,116
Retained earnings	7,901	14,142

Total shareholders’ equity	48,876	109,512

Total liabilities and shareholders’ equity	$112,275	$171,196

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Sales	$24,097	$28,981	$70,877	$83,750
Less discounts	4,271	6,495	12,148	17,722

Net sales	19,826	22,486	58,729	66,028
Cost of sales	10,996	12,423	34,032	35,205

Gross profit	8,830	10,063	24,697	30,823
Selling, general and administrative expense	6,061	6,738	18,124	19,320
Asset retirements	280	69	496	69

Operating income	2,489	3,256	6,077	11,434
Interest expense	232	142	800	639
Other (income) expense, net	(114)	(271)	(68)	(62)

Income before income taxes	2,371	3,385	5,345	10,857
Provision for income taxes	851	1,219	1,924	3,470

Net income	$1,520	$2,166	$3,421	$7,387

Basic and diluted per share information (2003 amounts are restated – see note 3):
Net income	$1,520	$2,166	$3,421	$7,387
Preferred stock dividend	(375)	(355)	(1,125)	(1,100)
Excess of cash paid over carrying value of preferred stock redeemed	—	(46)	—	(46)
Income allocated to Series A preferred shareholders	(182)	(216)	(365)	(902)

Income available to common shareholders	$963	$1,549	$1,931	$5,339

Net income per common share:
Basic	$.14	$.17	$.27	$.67
Diluted	$.13	$.16	$.27	$.60

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(unaudited)
(In thousands)

	Comprehensive	Preferred		Common		Additional paid-in	Accumulated other comprehensive	Retained
	income	Shares	Amount	Shares	Amount	capital	income	earnings	Total
Balances, December 31, 2003		1,778	$19,798	7,060	$19,026	$63	$2,088	$7,901	$48,876
Comprehensive income
Net income	$7,387	—	—	—	—	—	—	7,387	7,387
Other comprehensive income, net of tax - foreign currency translation adjustment	28	—	—	—	—	—	28	—	28

Comprehensive income	$7,415	—	—	—	—	—	—	—	—

Issuance of common stock, net		—	—	5,175	52,821	—	—	—	52,821
Conversion of Series A preferred stock		(318)	(3,545)	238	3,545	—	—	—	—
Exercise of stock options		—	—	596	4,202	—	—	—	4,202
Tax benefit of stock options exercised		—	—	—	1,787	—	—	—	1,787
Preferred stock dividends		—	—	—	—	—	—	(1,100)	(1,100)
Redemption of Series A preferred stock		(399)	(4,443)	—	—	—	—	(46)	(4,489)

Balances, September 30, 2004		1,061	$11,810	13,069	$81,381	$63	$2,116	$14,142	$109,512

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine months ended
	September 30,
	2003	2004
Operating activities:
Net income	$3,421	$7,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,359	7,107
Other	(12)	—
Loss on disposal of equipment	687	439
Changes in items affecting operations, net of effect of business acquisitions:
Accounts receivable	421	1,166
Inventories	(367)	(1,170)
Prepaid expenses and other	(593)	(1,317)
Accounts payable	(888)	3,645
Accrued expenses	(952)	(2,045)
Income taxes payable	—	784
Deferred taxes	1,901	2,525
Litigation settlement	(1,738)	—

Total operating activities	9,239	18,521

Investing activities:
Proceeds from sale of equipment	477	50
Capital expenditures	(1,074)	(5,618)
Acquisition of intangible and other assets	—	(5,617)
Acquisition of businesses, net of cash acquired	—	(7,153)
Other	(41)	—

Total investing activities	(638)	(18,338)

Financing activities:
Borrowings on notes payable	22,356	5,501
Repayment of notes payable	(24,772)	(15,716)
Principal payments on capital lease obligations	(1,328)	(1,823)
Increase in restricted cash	(2,932)	(7,512)
Proceeds from issuance of TRM Inventory Funding Trust note, net of repayments	2,343	7,521
Proceeds from issuance of equity in TRM Inventory Funding Trust	600	—
Net proceeds from sale of common stock	—	52,821
Proceeds from exercise of stock options	—	4,202
Redemption of Series A preferred stock	—	(4,489)
Preferred stock dividends	—	(2,166)

Total financing activities	(3,733)	38,339

Effect of exchange rate changes	(78)	47

Net increase in cash and cash equivalents	4,790	38,569
Beginning cash and cash equivalents	2,127	5,724

Ending cash and cash equivalents	$6,917	$44,293

Supplemental disclosure of non-cash transactions:
Assets acquired under capital lease obligations	$1,915	$—
Conversion of preferred shares to common	—	3,545

See accompanying notes to consolidated financial statements.

TRM Corporation

Notes to Consolidated Financial Statements (unaudited)

1.	Interim Financial Data

     The consolidated financial statements of TRM Corporation and its subsidiaries included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These consolidated financial statements should be read in conjunction with our latest annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2004.

2.	Financial Statement Reclassifications

     Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ equity or previously reported net income.

3.	Net Income Per Share

     In March 2004, the Financial Accounting Standards Board approved Emerging Issues Task Force (“EITF”) Issue No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share,” or EITF 03-6. EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and Statement of Financial Accounting Standards (“SFAS”) No. 123. EITF 03-6 became effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share information. Our Series A preferred stock qualifies as a participating security under EITF 03-6. Accordingly, we adopted the use of the two-class method for the computation of earnings per share beginning in the second quarter of 2004. The application of EITF 03-6 as of September 30, 2004 has resulted in a reduction in our per share earnings, both basic and diluted, for the three and nine-month periods ended September 30, 2003. EITF 03-6 provides a new method for calculating per share earnings and does not otherwise affect our financial statements or have any economic or operating impact on us.

     Previously reported earnings per share amounts for 2003 have been restated, as follows:.

	Three months ended		Nine months ended
	September 30, 2003		September 30, 2003
	As		As
	previously		previously
	reported	Restated	reported	Restated
Income available to common shareholders (in thousands)	$1,145	$963	$2,296	$1,931
Net income per common share:
Basic	$.16	$.14	$.33	$.27
Diluted	$.15	$.13	$.32	$.27

     Net income per share using the two-class method has been computed as follows (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Basic:
Net income	$1,520	$2,166	$3,421	$7,387
Preferred stock dividend	(375)	(355)	(1,125)	(1,100)
Excess of cash paid over carrying value of preferred stock redeemed	—	(46)	—	(46)
Income allocated to Series A preferred shareholders	(182)	(216)	(365)	(902)

Income available to common shareholders	$963	$1,549	$1,931	$5,339
Weighted average common shares outstanding	7,060	9,070	7,060	7,915
Basic net income per common share	$.14	$.17	$.27	$.67

Diluted:
Net income	$1,520	$2,166	$3,421	$7,387
Preferred stock dividend	(375)	(355)	(1,125)	(1,100)
Excess of cash paid over carrying value of preferred stock redeemed	—	(46)	—	(46)
Income allocated to Series A preferred shareholders	(182)	(216)	(365)	(902)

Income available to common shareholders	$963	$1,549	$1,931	$5,339
Weighted average common shares outstanding	7,060	9,070	7,060	7,915
Assumed exercise of stock options	419	867	153	1,012
Assumed exercise of warrants	—	—	—	8

Adjusted weighted average shares	7,479	9,937	7,213	8,935
Diluted net income per common share	$.13	$.16	$.27	$.60

     Basic and diluted net income per share are based on the weighted average number of shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive securities. For diluted net income per share, the calculation assumes the conversion of common stock equivalents including the conversion of preferred stock unless such conversion is antidilutive. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three months ended September 30, 2004, options to purchase 15,000 shares of our common stock, preferred stock convertible into approximately 796,000 common shares and warrants exercisable for

300,000 common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three months ended September 30, 2003, options to purchase approximately 1,173,000 shares of our common stock were excluded from the calculation as exercise prices were greater than the average share price of the common shares. In addition, preferred stock convertible into approximately 1,333,000 common shares and warrants exercisable for 300,000 common shares were excluded from the calculation for the three months ended September 30, 2003 because their inclusion would also have been antidilutive. For the nine months ended September 30, 2004, options to purchase an average of 10,000 shares of our common stock, warrants to purchase an average of 200,000 shares of our common stock and all of the Series A preferred shares were excluded from the calculation because their inclusion would have been antidilutive. For the nine months ended September 30, 2003, options to purchase an average of 1,322,000 shares of our common stock, and all of the outstanding warrants and Series A preferred stock were excluded from the calculation because their inclusion would have been antidilutive. These options, preferred shares and warrants could be dilutive in the future.

     Our Board of Directors approved payment of a dividend for the third quarter of 2004, in the amount of $224,000 related to our Series A preferred stock, which equates to $.02 per fully diluted common share. We expect to make this payment in November 2004 pursuant to a waiver from Bank of America, N.A.

4.	Inventories (in thousands):

	December 31,	September 30,
	2003	2004
Parts	$1,052	$1,333
ATMs held for resale	483	1,600
Paper, toner and developer	32	28

Total	$1,567	$2,961

5.	Intangible Assets

     Intangible assets consist primarily of acquired contracts and goodwill. As of September 30, 2004, intangible assets subject to amortization were as follows (in thousands):

	Gross
	carrying	Accumulated
	amount	amortization	Net
Subject to amortization:
Acquired contracts	$12,186	$(897)	$11,289
Other	1,409	—	1,409

	13,595	(897)	12,698
Not subject to amortization:
Goodwill	2,001	—	2,001
Other	109	—	109

	2,110	—	2,110

	$15,705	$(897)	$14,808

     Other intangibles subject to amortization consist of prepaid loan fees and other costs associated with pending acquisitions.

     Amortization of intangible assets, which is included in selling, general and administrative expense, was $307,000 for the three months ended September 30, 2004 and $538,000 for the nine months ended September 30, 2004. Estimated amortization expense for the next five years for intangible assets held at September 30, 2004 is: 2005 - $1,344,000; 2006 - $1,342,000; 2007 - $1,342,000; 2008 - $1,334,000; and 2009 - $1,326,000.

6.	Bank Loan Agreement

     In March 2004 we and our primary lender, Bank of America, N.A., executed an amendment to our loan agreement. The amendment increased the amount of the revolving line of credit from $4.0 million to $8.0 million and decreased the interest rate on borrowings pursuant to the line of credit from the bank’s prime rate to the bank’s prime rate minus one-half percent (4.0% at September 30, 2004). The agreement has been further amended to extend the availability period for the line of credit to January 31, 2005. In September 2004 we paid off the outstanding balances due to Bank of America under the revolving line of credit and term loan. As of September 30, 2004, we were in compliance with all covenants of our loan agreement.

     In September 2004 we accepted a commitment letter from Bank of America increasing our credit facility to $150 million. The commitment consists of a $120 million term loan, which we expect to use as part of the eFunds purchase described in Note 8, a $15 million line of credit in the United States and a $15 million line of credit in the United Kingdom, both for working capital purposes. The term loan is a variable rate loan, which can be tied to either the Bank’s prime lending rate plus a margin or a LIBOR rate plus a margin, which will be at our discretion. Both lines of credit will also be at a variable rate plus a margin.

7.	Employee Stock Options

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income, as reported	$1,520	$2,166	$3,421	$7,387
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(131)	(533)	(170)	(875)

Pro forma net income	1,389	1,633	3,251	6,512
Preferred stock dividend	(375)	(355)	(1,125)	(1,100)
Excess of cash paid over carrying value of preferred stock redeemed	—	(46)	—	(46)
Income allocated to Series A preferred shareholders	(161)	(151)	(338)	(761)

Pro forma net income available to common shareholders	$853	$1,081	$1,788	$4,605

Net income per common share:
Basic:
As reported	$.14	$.17	$.27	$.67
Pro forma	$.12	$.12	$.25	$.58
Diluted:
As reported	$.13	$.16	$.27	$.60
Pro forma	$.11	$.11	$.25	$.52

8.	Business Acquisitions

     In September 2004 we entered into a purchase agreement with eFunds Corporation and a wholly-owned Canadian subsidiary of eFunds Corporation. Pursuant to the purchase agreement, at closing, we are to acquire substantially all of eFunds’ business of operating ATMs in the United States and Canada. The purchase price, to be paid in cash and subject to certain adjustments, is $150 million. We intend to fund the purchase price primarily through syndicated loan financing which we are currently negotiating. The closing is subject to certain conditions, including receipt of the proceeds of debt financing and regulatory approvals. In connection with the purchase agreement we also entered into a five-year agreement pursuant to which eFunds will provide ongoing services to us. In anticipation of this acquisition, in November 2004 we are negotiating an increase in cash available to TRM Inventory Funding Trust to fund our vault cash in the United States, from $50 million to $150 million.

     In a cash transaction effective March 31, 2004, we acquired all of the outstanding shares of Inkas Financial Corp. Ltd. (“Inkas”), an independent ATM company, for £3,783,000 (approximately $6.8 million based upon currency exchange rates as of September 30, 2004). As a result of the acquisition, we added 447 ATM processing and management contracts and 85 ATM machines to our United Kingdom operations. The acquisition was accounted for as a purchase; the purchase price and the related allocation are subject to further refinement and change during 2004. The results of operations of Inkas are included in our consolidated results of operations starting in the second quarter of 2004.

     The purchase price was preliminarily allocated as follows (in thousands):

Cash	$100
Accounts receivable	211
Inventories	239
Prepaid expenses	18
Equipment	322
Intangible asset – contract rights	6,943
Goodwill	2,001
Other assets	104
Current liabilities	(1,126)
Deferred tax liability	(2,001)

Total	$6,811

     Contract rights acquired are being amortized over their estimated useful lives of ten years.

     Simultaneous to the purchase of Inkas, we entered into an earn-out agreement with the sellers and an Inkas employee. The earn-out agreement provides that we will make payments to the sellers and the Inkas employee for up to 150 net new ATM contracts entered into by Inkas during the first six months following the acquisition of Inkas and which reach certain transaction levels. The maximum payment to be made pursuant to the earn-out agreement is £850,000 (approximately $1.5 million based upon currency exchange rates at September 30, 2004) of which £442,000 (approximately $794,000 based upon currency exchange rates at September 30, 2004) was paid in the third quarter of 2004 and is included in the total purchase price above. Payments made pursuant to the earn-out agreement are being accounted for as additional contract rights as they are earned.

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

		Nine months ended
	Three months ended September 30,	September 30,
	2003	2003	2004
Net sales (in thousands)	$21,102	$61,975	$66,845
Net income (in thousands)	$1,459	$3,144	$7,353
Basic net income per share	$.13	$.24	$.67
Diluted net income per share	$.12	$.24	$.60

     On July 8, 2004, we acquired a portfolio of approximately 350 ATM contracts in the United Kingdom. These contracts are for merchant-filled ATMs. The purchase price of £1.9 million (approximately $3.5 million based upon currency exchange rates at September 30, 2004) was paid in cash.

9.	Common and Preferred Stock Transactions

     During the quarter ended September 30, 2004, we completed an underwritten public offering of 5,175,000 shares of common stock at approximately $11.00 per share less offering costs and underwriting discounts, providing net proceeds of $52.8 million.

     During the second and third quarters of 2004, 318,000 shares of Series A preferred stock were converted into 238,000 shares of common stock. During the third quarter of 2004 we redeemed 399,000 shares of Series A preferred stock for $4,489,000 ($11.25 per Series A preferred share). We paid the accrued dividends relating to these Series A preferred shares when the shares were converted or redeemed.

10.	Provision for Income Taxes

     Our effective tax rate for the first nine months of 2004 was 32.0%, resulting in a tax provision of $3.5 million. For the first nine months of 2003, our effective tax rate was 36.0%, and the tax provision was $1.9 million. The effective tax rate in the first nine months of 2004 was lower because we released a valuation allowance in 2004.

11.	Segment Reporting

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

     The accounting policies of the segments are substantially the same as those described in Note 1 to the financial statements in our annual report on Form 10-K for the year ended December 31, 2003. We evaluate each segment’s performance based on operating income or loss excluding costs of raising capital and pursuing potential acquisitions. In our financial statements for 2003 we reported segment performance based on income or loss before interest, taxes, minority interest, and cumulative effect of accounting changes. In our financial statements for the first two quarters of 2004 we reported segment performance based on operating income or loss. The 2003 information below has been restated to conform to the current presentation. Information regarding the operations of these reportable segments is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Net sales:
ATM	$9,266	$12,566	$25,414	$33,660
Photocopy	10,514	9,920	32,315	32,354
Software Development	46	—	1,000	14

	$19,826	$22,486	$58,729	$66,028

Operating income (loss) excluding unallocated costs:
ATM	$1,902	$2,451	$3,233	$6,522
Photocopy	957	1,912	3,411	7,731
Software Development	(370)	(115)	(567)	(339)

	$2,489	$4,248	$6,077	$13,914

Reconciliation of segment data to income before income taxes:
Operating income (loss) excluding unallocated costs	$2,489	$4,248	$6,077	$13,914
Unallocated costs	—	992	—	2,480
Interest expense	232	142	800	639
Other (income) expense, net	(114)	(271)	(68)	(62)

Income before income taxes	$2,371	$3,385	$5,345	$10,857

     Unallocated costs are our estimates of expenses in 2004 that relate to raising capital and pursuing acquisitions.

Total assets as of September 30, 2003:
ATM (including goodwill of $2.0 million)	$121,496
Photocopy	49,603
Software development	97

$171,196

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, without limitation, increasing ATM revenues, decreases in photocopy volume and growth of our business (including acquisitions) constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on management’s current expectations about future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other similar words or expressions.

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

Overview

     We are a large-scale, multinational owner and operator of ATMs and photocopiers in the United States, the United Kingdom and Canada. We have the tenth largest ATM network in the United States and the second largest ATM network in the United Kingdom. After the acquisition of eFunds’ ATM business, which we expect to close in the fourth quarter of 2004, we believe that we will have the world’s largest international ATM network. In addition, we believe we have the largest self-service photocopier network in the world. Our machines are located within high traffic national retailers and regional and locally-owned retail convenience stores.

     In September 2004, our ATM network had a total of 4,868 revenue-generating machines deployed throughout the United Kingdom, United States and Canada representing an increase of 1,516 ATM machines (or 45%) when compared to the same month in 2003. The ATM operations produced net sales of $33.7 million during the first nine months of 2004, an increase of $8.2 million (or 32%) as compared to the same period in the prior year. We believe that revenues generated from services delivered through our ATM network will represent a greater percentage of overall net sales in the future.

     In addition to expanding our ATM operations through placements generated by our internal sales staff, we have been actively pursuing acquisitions of ATM networks since the second half of 2003. In February 2004, we acquired a 20-ATM network in the United States. On March 31, 2004, we added 447 ATM contracts and 85 ATM machines to our network through the acquisition of Inkas Financial Corp., Ltd. in the United Kingdom. In June 2004, we entered the Canadian ATM market through the acquisition of Mighty Cash Financial Services, Inc., which operated 72 ATMs in Canada. In July 2004 we acquired another 350 ATM contracts in the United Kingdom.

     At September 30, 2004, we had a total of 24,774 installed photocopiers in the United States, Canada and the United Kingdom, a decrease of 1,926 copiers (or 7.2%) when compared to September 30, 2003. Photocopy net sales were $32.4 million for the nine months ended September 30, 2004, up slightly from $32.3 million during the same period in 2003. The decrease in the number of photocopiers was caused primarily by the elimination of low volume sites. However, price increases offset the decline in photocopy volume, resulting in almost no change in net photocopy revenue in the first nine months of 2004 compared to the first nine months of 2003.

     Our Board of Directors approved payment of a dividend for the third quarter of 2004 in the amount of $224,000 related to our Series A preferred stock, which equates to $.02 per fully diluted common share. We expect to make this payment in November 2004 pursuant to a waiver from Bank of America, N.A.

Consolidated Results of Operations

     The following table sets forth, for the periods indicated, statement of operations data, expressed as a percentage of sales of each item on the Consolidated Statements of Operations (see page 3 of this Quarterly Report on Form 10-Q).

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2004	2003	2004
Sales	100.0%	100.0%	100.0%	100.0%
Less discounts	17.7	22.4	17.2	21.2

Net sales	82.3	77.6	82.8	78.8
Cost of sales	45.6	42.9	48.0	42.0

Gross profit	36.7	34.7	34.8	36.8
Selling, general and administrative expense	25.2	23.3	25.6	23.0
Asset retirements	1.2	0.2	0.7	0.1

Operating income	10.3	11.2	8.5	13.7
Interest expense	1.0	0.5	1.1	0.8
Other (income) expense, net	(0.5)	(1.0)	(0.1)	(0.1)

Income before income taxes	9.8	11.7	7.5	13.0
Provision for income taxes	3.5	4.2	2.7	4.2

Net income	6.3%	7.5%	4.8%	8.8%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

ATM Results of Operations

	Three months ended September 30,
		% of		% of
	2003	sales	2004	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$10,389	92.1%	$16,227	95.2%
Service sales	22	0.2	457	2.7
Sales of ATM equipment	865	7.7	357	2.1

Total sales	11,276	100.0	17,041	100.0
Less discounts	2,010	17.8	4,475	26.3

Net sales	9,266	82.2	12,566	73.7
Cost of sales	4,645	41.2	6,959	40.8

Gross profit	$4,621	41.0%	$5,607	32.9%

Operating Data:
Average number of ATMs	3,307		4,747
Withdrawal transactions	4,084,436		5,722,042
Average withdrawals per ATM per month	412		402
Average transaction-based sales per withdrawal transaction	$2.54		$2.83
Average discount per withdrawal transaction	$.49		$.78
Net transaction-based sales per withdrawal transaction	$2.05		$2.05

Photocopy Results of Operations

	Three months ended September 30,
		% of		% of
	2003	sales	2004	sales
	(in thousands, except operating and percentage data)
Sales	$12,775	100.0%	$11,940	100.0%
Less discounts	2,261	17.7	2,020	16.9

Net sales	10,514	82.3	9,920	83.1
Cost of sales	6,220	48.7	5,447	45.6

Gross profit	$4,294	33.6%	$4,473	37.5%

Operating Data:
Average number of photocopiers	27,061		24,966
Average photocopies per machine per month	2,505		1,913
Average sales per photocopier per month	$157.36		$159.42
Average sales per photocopy	$.063		$.083
Average discount per photocopy	$.011		$.014
Average net sales per photocopy	$.052		$.069
Average gross profit per photocopy	$.021		$.031

Sales

     For the third quarter of 2004, consolidated sales increased by $4.9 million, or 20%, to $29.0 million from $24.1 million for the third quarter of 2003. ATM sales increased by

$5.8 million and photocopier sales decreased by $835,000, while software development sales decreased by $46,000. A significant portion of our United States ATM estate is in the southeastern United States. We believe that adverse weather conditions in that part of the United States had an adverse impact on our ATM and photocopy sales during the third quarter of 2004.

     During the third quarter of 2004, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the British pound and, to a lesser extent, the Canadian dollar. Approximately 47% of consolidated sales for the quarter were produced in the United Kingdom by our U.K. subsidiaries. The average exchange rate during the third quarter of 2004 was $1.813 to £1.00, compared to $1.611 to £1.00 during the third quarter of 2003. As a result of this increase in the value of the British pound, we reported $1.5 million more in sales during the third quarter of 2004 than we would have reported had the exchange rate remained constant at the average for the third quarter of 2003. This gain was substantially offset by a corresponding exchange rate-related increase in expenses.

     ATM sales. ATM sales were $17.0 million for the third quarter of 2004 compared to $11.3 million for the third quarter of 2003. The $5.8 million increase in ATM sales was a combination of a $5.8 million increase in transaction-based sales and a $435,000 increase in service sales, which were partially offset by a $508,000 decrease in sales of ATM equipment.

     The $5.8 million increase in transaction-based sales resulted from:

•	Expansion of our ATM network — The average number of transacting ATMs in our network during the third quarter of 2004 increased by 43.5% compared to the same period in 2003. The increase of 1,440 average ATMs has resulted from the acquisition between February and July 2004 of 974 existing ATM contracts in addition to sales of new contracts by our sales force.

•	Price increases — As a result of price increases and the increase in the value of the British pound, the average transaction-based sales generated per withdrawal transaction increased 11.4% to $2.83 for the third quarter of 2004 compared to $2.54 for the same period in 2003.

•	The increases in the number of ATMs and per-transaction prices were offset slightly by a 2.4% decrease in average withdrawals per ATM per month, to 402 for the third quarter of 2004 from 412 for the third quarter of 2003.

     The value of the British pound relative to the U.S. dollar increased for the third quarter of 2004 compared to same period in 2003, resulting in a $962,000 increase in ATM net sales. This increase was substantially offset by the exchange rate-related increase in costs.

     Photocopier sales. Photocopier sales in the third quarter of 2004 were $11.9 million compared to $12.8 million in the third quarter of 2003. The $835,000 decrease resulted primarily from:

•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 29.6% for the third quarter of 2004 compared to the same period in 2003, to 143 million copies from 203 million copies, due to a combination of:

•	a decline in installed photocopiers to an average of 24,966 in the third quarter of 2004 from an average of 27,061 for the same period in 2003, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable; and

•	a decline in the average number of photocopies made per unit per month to 1,913 for the third quarter of 2004 from 2,505 for the same period in 2003 due primarily to price increases, as discussed in the next paragraph, as well as competition from alternative media and copying services.

     The declining volume was partially offset by:

•	Price increases — During 2003 we began to work with merchants to systematically increase the price per photocopy across our network of photocopiers. The average sales price per photocopy increased to $.083 in the third quarter of 2004 from $.063 for the same period in 2003.

•	Exchange rate benefit — The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the third quarter of 2004 compared to the same period in 2003, resulting in a $236,000 increase in photocopier sales. This increase was substantially offset by the exchange rate-related increase in costs.

     Software development sales. Software development sales have been insignificant since the substantial completion of a development contract with NCR Corporation during the second quarter of 2003. We do not expect software development to provide significant additional sales in the future.

Sales Discounts

     Sales discounts on a consolidated basis as a percentage of sales were 22.4% in the third quarter of 2004 and 17.7% in the third quarter of 2003. Sales discounts in the ATM business increased to 27.6% of transaction-based sales in the third quarter of 2004 from 19.3% in the third quarter of 2003. The increased discounts were caused by an increase in the percentage of merchants who provide their own cash in their ATMs (“self-fill” contracts) and merchants for whom we provide only processing services (“processing only” contracts). Most of the existing ATM contracts we acquired during 2004 are either self-fill or processing only contracts. Sales discounts in the photocopier business decreased in the third quarter of 2004 to 16.9% of sales from 17.7% in the third quarter of 2003, as a result of declining volumes and merchant contracts that provide percentage discounts that decrease as copy volume decreases.

Cost of Sales

     Cost of sales on a consolidated basis decreased to 42.9% of sales in the third quarter of 2004, from 45.6% in the third quarter of 2003. Cost of sales as a percentage of sales declined in the photocopier segment, but increased slightly in the ATM segment.

     ATM cost of sales. Cost of sales in the ATM business increased by $2.3 million to $7.0 million in the third quarter of 2004 from $4.6 million for the same time period in 2003, as a result of:

•	Expansion of our ATM network to an average of 4,747 ATMs in the third quarter of 2004 compared to an average of 3,307 in the third quarter of 2003; and

•	Exchange rate effects — The ATM segment reported approximately $539,000 more in cost of sales in the third quarter of 2004 than it would have reported had the exchange rate for the British pound remained at the average for the third quarter of 2003.

     Cost of sales from the ATM operations (excluding sales of ATM equipment and the related cost of sales) decreased to 39.8% of sales from 41.8% in the third quarter of 2003. This percentage decrease resulted from increases in the amount of sales per transaction.

     Photocopier cost of sales. Cost of sales in our photocopier business decreased by $773,000 to $5.4 million in the third quarter of 2004 compared to $6.2 million for the same time period in 2003, due primarily to a decrease in photocopy volume. The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies by $270,000, a reduction in depreciation by $363,000, and a reduction in third party servicers’ and installation fees by $84,000. The cost of labor in photocopy cost of sales was reduced by $227,000 due to the decrease in volume and the corresponding decrease in maintenance requirements.

     These savings were partially offset by exchange rate effects, as we reported approximately $131,000 more in cost of sales in the second quarter of 2004 than we would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for same time period in 2003.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $677,000 to $6.7 million in the third quarter of 2004 from $6.1 million in the third quarter of 2003. Specific increases included:

•	Labor expense in our United Kingdom ATM company increased by $343,000 due to an increase in the number of employees necessary to accommodate the expanding business;

•	Amortization expense increased by $248,000, primarily due to the amortization of intangible assets relating to ATM contracts acquired in 2004; and

•	Travel expense increased by $203,000 due to increased travel in the third quarter of 2004 relating to raising capital and pursuing business acquisitions.

     The increase in the value of the British pound and Canadian dollar caused an increase of $257,000 in selling, general and administrative expense.

Interest Expense

     Interest expense decreased by $90,000 to $142,000 in the third quarter of 2004 from $232,000 in the third quarter of 2003. In September 2004 we paid off the outstanding balance of our term loan and line of credit owed to Bank of America.

Tax Rate

     Our effective tax rate for the third quarter of 2004 was 36.0%, resulting in a tax provision of $1.2 million. For the third quarter of 2003, the effective tax rate was 35.9%, and the tax provision was $851,000.

Net Income

     Net income for the third quarter of 2004 was $2.2 million, an increase of $646,000 over the $1.5 million in net income for the same period in 2003. After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders, net income available to common shareholders was $1.5 million in the third quarter of 2004 and $963,000 in the third quarter of 2003. Increased ATM transactions and higher transaction fees for our ATMs primarily contributed to the $1.2 million increase in gross profit to $10.1 million in the third quarter of 2004. Increases in selling, general and administrative expense of $677,000 and the increase in the provision for income taxes of $368,000 offset the increased gross profit.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

ATM Results of Operations

	Nine months ended September 30,
		% of		% of
	2003	sales	2004	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$28,554	93.5%	$42,166	94.9%
Service sales	66	0.2	1,520	3.4
Sales of ATM equipment	1,903	6.3	757	1.7

Total sales	30,523	100.0	44,443	100.0
Less discounts	5,109	16.7	10,783	24.3

Net sales	25,414	83.3	33,660	75.7
Cost of sales	13,979	45.8	18,541	41.7

Gross profit	$11,435	37.5%	$15,119	34.0%

Operating Data:
Average number of ATMs	3,194		4,155
Withdrawal transactions	11,359,239		14,961,945
Average withdrawals per ATM per month	395		400
Average transaction-based sales per withdrawal transaction	$2.51		$2.82
Average discount per withdrawal transaction	$.45		$.72
Net transaction-based sales per withdrawal transaction	$2.06		$2.10

Photocopy Results of Operations

	Nine months ended September 30,
		% of		% of
	2003	sales	2004	sales
	(in thousands, except operating and percentage data)
Sales	$39,354	100.0%	$39,293	100.0%
Less discounts	7,039	17.9	6,939	17.7

Net sales	32,315	82.1	32,354	82.3
Cost of sales	19,279	49.0	16,575	42.2

Gross profit	$13,036	33.1%	$15,779	40.1%

Operating Data:
Average number of photocopiers	27,686		25,468
Average photocopies per machine per month	2,654		2,041
Average sales per photocopier per month	$157.93		$171.43
Average sales per photocopy	$.060		$.084
Average discount per photocopy	$.011		$.015
Average net sales per photocopy	$.049		$.069
Average gross profit per photocopy	$.020		$.034

Sales

     For the first nine months of 2004, consolidated sales increased by $12.9 million, or 18.2%, to $83.7 million from $70.9 million for the first nine months of 2003. ATM sales increased by $13.9 million, photocopier sales decreased by $61,000, and software development sales decreased by $986,000.

     During the first nine months of 2004, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the British pound and, to a lesser extent, the Canadian dollar. Approximately 42% of our consolidated sales for the nine months were produced in the United Kingdom by our U.K. subsidiaries. The average exchange rate during the first nine months of 2004 was $1.821 to £1.00, compared to $1.607 to £1.00 during the first nine months of 2003. As a result of this increase in the value of the British pound, we reported $4.1 million more in sales during the first nine months of 2004 than we would have reported had the exchange rate remained constant at the average for the first nine months of 2003. This gain was substantially offset by a corresponding increase in exchange rate-related expenses.

     ATM sales. ATM sales were $44.4 million for the first nine months of 2004 compared to $30.5 million for the first nine months of 2003. The $13.9 million increase in ATM sales was a combination of a $13.6 million increase in transaction-based sales and a $1.5 million increase in service sales, which were partially offset by a $1.1 million decrease in sales of ATM equipment.

     The $13.6 million increase in transaction-based sales resulted from:

•	Expansion of our ATM network — The average number of transacting ATMs in our network during the first nine months of 2004 increased by 30.1% compared to the same period in 2003. The increase of 961 average ATMs reflects the acquisition of 974 existing ATM contracts between February and July 2004 in addition to sales of new contracts by our sales force.

•	Increased withdrawals per ATM — The average number of withdrawals per unit per month increased by 1.3% to 400 for the first nine months of 2004 compared to 395 for the first nine months of 2003.

•	Price increases — As a result of price increases and the increase in the value of the British pound, the average transaction-based sales generated per withdrawal transaction increased 12.4% to $2.82 for the first nine months of 2004 compared to $2.51 for the same period in 2003.

     The value of the British pound relative to the U.S. dollar increased for the first nine months of 2004 compared to same period in 2003, resulting in a $2.7 million increase in ATM net sales. This increase was substantially offset by the exchange rate-related increase in costs.

     Photocopier sales. Photocopier sales in the first nine months of 2004 were $39.3 million, down $61,000 compared to the first nine months of 2003. The $61,000 decrease resulted primarily from:

•	Price increases — The average sales price per photocopy increased to $.084 in the first nine months of 2004 from $.060 for the same period in 2003 as a result of our working with merchants to implement price increases in most of our photocopier locations. The average sales per installed unit per month increased by 8.5% to $171.43 for the first nine months of 2004 compared to $157.93 for the same period in 2003.

•	Exchange rate benefit — The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the first nine months of 2004 compared to the same period in 2003, resulting in a $956,000 increase in photocopier sales. This increase was substantially offset by the exchange rate-related increase in costs.

     The price increase and exchange rate benefit were partially offset by:

•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 29.2% for the first nine months of 2004 compared to the same period in 2003, to 468 million copies from 661 million copies, due to a combination of:

•	a decline in installed photocopiers to an average of 25,468 in the first nine months of 2004 from an average of 27,686 for the same period in 2003, as we continued a program of eliminating lower volume sites that were unprofitable; and

•	a decline in the average number of photocopies made per unit per month to 2,041 for the first nine months of 2004 from 2,654 for the same period in 2003 due primarily to the price increases, as well as competition from alternative media and copying services.

     Software development sales. Software development sales decreased to $14,000 for the first nine months of 2004 from $1.0 million for the first nine months of 2003. Software development sales have been insignificant since the substantial completion of a development contract with NCR Corporation during the first quarter of 2003. We do not expect software development to provide significant additional sales in the future.

Sales Discounts

     Sales discounts on a consolidated basis as a percentage of sales were 21.2% in the first nine months of 2004 and 17.2% in the first nine months of 2003. Sales discounts in the ATM business increased to 25.6% of transaction-based sales in the first nine months of 2004 from 17.9% in the first nine months of 2003. The increased discounts were caused by an increase in the percentage of merchants who provide their own cash in their ATMs and merchants for whom we provide only processing services. Most of the existing ATM contracts we have acquired during 2004 are either self-fill or processing only contracts. Sales discounts in the photocopier business stayed nearly flat, at 17.7% of sales compared to 17.9% of sales in the first nine months of 2003.

Cost of Sales

     Cost of sales on a consolidated basis decreased to 42.0% of sales in the first nine months of 2004, from 48.0% in the first nine months of 2003. Cost of sales as a percentage of sales declined in both the ATM and photocopier segments.

     ATM cost of sales. Cost of sales in the ATM business increased by $4.6 million to $18.5 million in the first nine months of 2004 from $14.0 million for the same time period in 2003, as a result of:

•	Expansion of our ATM network to an average of 4,155 ATMs in the first nine months of 2004 compared to an average of 3,194 in the same period in 2003;

•	Increase in the number of withdrawals per ATM; and

•	Exchange rate effects — The ATM segment reported approximately $1.5 million more in cost of sales in the first nine months of 2004 than it would have reported had the exchange rate for the British pound remained at the average for the first nine months of 2003.

     Cost of sales from ATM operations (excluding sales of ATM equipment and the related cost of sales) declined to 41.3% of sales from 45.8% in the first nine months of 2003. This percentage decrease resulted from increases in the amount of sales per transaction.

     Photocopier cost of sales. Cost of sales in our photocopier business decreased by $2.7 million, to $16.6 million in the first nine months of 2004 from $19.3 million for the same time period in 2003, due primarily to a decrease in photocopy volume. The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies by $1.1 million, a reduction in depreciation by $957,000, and a reduction in third party servicers’ and installation fees by $322,000. The cost of labor in photocopy cost of sales was reduced by $435,000 due to the decrease in volume and the corresponding decrease in maintenance requirements.

     These savings were partially offset by exchange rate effects, as we reported approximately $468,000 more in cost of sales in the first nine months of 2004 than we would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for same time period in 2003.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $1.2 million to $19.3 million in the first nine months of 2004 from $18.1 million in the first nine months of 2003. Specific increases included:

•	A $392,00 increase in travel expense due to ATM business acquisition and capital raising activities;

•	A $352,000 increase in amortization expense due to the inclusion in 2004 of amortization of intangible assets relating to ATM contracts acquired in 2004.

•	Exchange rate effects — Of the increase, $720,000 was due to the increase in the value of the British pound and Canadian dollar.

Interest Expense

     Interest expense decreased by $161,000 to $639,000 in the first nine months of 2004 from $800,000 in the first nine months of 2003. The decrease was primarily due to decreases in our outstanding bank borrowings and capital leases as well as a reduction in interest rates on the bank borrowings. In early September 2004 we paid off the outstanding balances of our term loan and line of credit owed to Bank of America.

Tax Rate

     Our effective tax rate for the first nine months of 2004 was 32.0%, resulting in a tax provision of $3.5 million. For the first nine months of 2003, our effective tax rate was 36.0%, and the tax provision was $1.9 million. The effective tax rate in the first nine months of 2004 was lower because we released a valuation allowance in 2004.

Net Income

     Net income for the first nine months of 2004 was $7.4 million, an increase of $4.0 million over the $3.4 million in net income for the same period in 2003. After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders, net income available to common shareholders was $5.3 million in the first nine months of 2004 and $1.9 million in the first nine months of 2003. Increased ATM transactions and higher transaction fees for our ATMs primarily contributed to the $6.1 million increase in our gross profit to $30.8 million in the first nine months of 2004. Increases in selling, general and administrative expense of $1.2 million and the increase in the provision for income taxes of $1.5 million partially offset the increased gross profit.

Liquidity and Capital Resources

General

Our principal ongoing funding requirements are for working capital to finance the continued growth of our business (including acquisitions), service bank debt and service lease obligations. In September 2004 we entered into a purchase agreement with eFunds Corporation and a wholly-owned Canadian subsidiary of eFunds Corporation. Pursuant to the purchase agreement, at closing, we are to acquire substantially all of eFunds’ business of operating ATMs in the United States and Canada. The purchase price, to be paid in cash and subject to certain adjustments, is $150 million. We intend to fund the purchase price primarily through syndicated loan financing which we are currently negotiating. The closing is subject to certain conditions, including receipt of the proceeds of debt financing and regulatory approvals.

     During the first nine months of 2004, we received $52.8 million in net proceeds from a public offering of our common stock and $4.2 million from the exercise of stock options. We also generated $18.5 million in cash flows from operating activities as compared to $9.2 million in the same period in 2003. The increase in cash flows from operating activities was due in part to increased profitability and utilization of tax loss carryforwards, minimizing cash payments for income taxes. These cash flows in 2004 have been used for the following purposes:

•	to expand our ATM network by acquiring a 20-ATM portfolio in the U.S., Inkas Financial Corp., Ltd., Mighty Cash Financial Services, Inc., and a 350-ATM portfolio in the U.K.;

•	to reduce long-term debt by $10.5 million;

•	to make $5.6 million in equipment purchases, primarily ATM equipment;

•	to redeem Series A preferred stock for $4.5 million;

•	to pay preferred stock dividends of $2.2 million; and

•	to make payments of $1.6 million on capital lease obligations.

     We had cash and cash equivalents of $44.3 million at September 30, 2004, compared to $5.7 million at December 31, 2003, and net working capital of $42.7 million at September 30, 2004 compared to net working capital of $2.3 million at December 31, 2003.

     We believe that the cost of upgrading our ATMs to comply with new industry standards known as triple DES and EMV will be approximately $2.0 million in the United States and approximately $4.5 million in the United Kingdom, based upon exchange rates as of September 30, 2004. These costs will be capitalized and depreciated over the remaining life of each asset. As of September 30, 2004, approximately 10% of our ATMs were compliant with either triple DES or EMV.

     We expect to use the remaining proceeds from the sale of our common stock for the acquisition of ATMs, including payment of part of the $150 million purchase of eFunds’ ATM business. Other uses of the proceeds may include the acquisition of ATM systems owned by third parties or the acquisition of other companies owning ATMs and for working capital and general corporate purposes. In October and November 2004, we have spent $4.0 million to acquire a minority interest in a publicly traded United Kingdom ATM company.

U.S. Credit Facility

     In September 2004 we accepted a commitment letter from Bank of America increasing our credit facility to $150 million. The commitment consists of a $120 million term loan, which will be used as part of the eFunds purchase, a $15 million line of credit in the United States and a

$15 million line of credit in the United Kingdom, both for working capital purposes. The term loan is a variable rate loan, which can be tied to either the Bank’s prime lending rate plus a margin or a LIBOR rate plus a margin, which will be at our discretion. Both lines of credit will also be at a variable rate plus a margin.

U.S. Vault Cash Facility

     TRM Inventory Funding Trust (the “Trust”) provides cash to be placed in our United States ATM machines (“vault cash”) by accessing commercial paper markets. Because we are the primary beneficiary of the Trust, the Trust’s accounts are included in our consolidated financial statements. Pursuant to the trust agreement, up to $50 million of cash has been available during 2004 for use in our United States ATM network, of which $36.5 million was being used at September 30, 2004. In anticipation of the acquisition of eFunds’ ATM business, in November 2004 we are negotiating an increase in the amount of cash available pursuant to the Trust agreement, to a total of $150 million.

     U.K. Vault Cash Facility

     Our U.K. ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and is not included on our balance sheet. We are insured against risk of loss while the cash is in or being distributed to our ATM network. During the first nine months of 2004, we accessed amounts ranging from £25.0 million ($45.0 million based on exchange rates as of September 30, 2004) to £36.3 million ($65.2 million based on exchange rates as of September 30, 2004) under this arrangement and paid a total of $2.4 million for use of the cash.

Contractual Commitments and Obligations

     Contractual commitments and obligations as of September 30, 2004 (in thousands):

	Payments Due by Period
		September 1 –
		December 31,
Contractual obligations TRM Corporation and subsidiaries	Total	2004	2005-2006	2007-2008	After 2008
TRM Corporation and subsidiaries
Long-term debt	$46	$6	$24	$16	$—
Capital lease obligations	3,314	522	2,263	529	—
Operating leases	8,583	1,233	4,583	1,500	1,267

Total TRM Corporation and subsidiaries	11,943	1,761	6,870	2,045	1,267
TRM Inventory Funding Trust note payable	34,976	—	—	34,976	—

Total contractual cash obligations	$46,919	$1,761	$6,870	$37,021	$1,267

     As of September 30, 2004, $3.4 million was accrued for unpaid Series A preferred stock dividends. We ceased paying dividends on our Series A preferred stock after 2000 as a result of the prohibitions contained in our credit facility with Bank of America and cash flow concerns. We have made the regularly scheduled payments of the dividends during 2004 and paid the accrued dividends to those preferred shareholders whose Series A preferred shares have been redeemed or converted to common stock, all pursuant to waivers granted by Bank of America.

Critical Accounting Policies and Estimates

     Intangible assets include primarily portfolios of merchant contracts acquired in connection with acquisitions of ATM assets. The estimated fair value of the contracts is based upon the estimated net cash flows and useful lives of the customer contracts, including renewals. Intangible assets with finite lives are stated at cost, net of accumulated amortization, and are subject to impairment testing under certain circumstances. These assets are amortized using the straight-line method over their estimated useful lives or period of expected benefit. Intangible assets with indefinite lives are subject to periodic impairment testing.

     All other critical accounting policies and estimates as of September 30, 2004 are consistent with those discussed in our Form 10-K for the year ended December 31, 2003.

New Accounting Standards and Effects on Earnings Per Share

     In March 2004, the Financial Accounting Standards Board approved Emerging Issues Task Force (“EITF”) Issue No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB Opinion 25 and SFAS 123. EITF 03-6 is effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share. We have adopted the provisions of EITF 03-6 beginning in the second quarter of 2004, and, accordingly, have restated previously reported earnings per share. The application of EITF 03-6 as of September 30, 2004 has resulted in a reduction in our per share earnings, both basic and diluted, for the three and nine-month periods ended September 30, 2003. EITF 03-6 provides a new method for calculating per share earnings and does not otherwise affect our financial statements or have any economic or operating impact on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.

Interest Rate Risk

     We invest our cash in money market funds. The income earned from these money market funds is subject to changes in interest rates. Interest income was $129,000 and $201,000 for the three and nine-month periods ended September 30, 2004, respectively, and $18,000 and $65,000, respectively, for the same periods in 2003. If the interest rate we earn on the $44 million cash we had available for investment at September 30, 2004 increased or decreased by 1%, our interest income would change by $440,000 per year.

     Interest on short-term borrowings under our revolving line of credit is at the bank’s prime rate minus one-half percent. As of September 30, 2004, this rate was 4.0%. We had no outstanding borrowings under our credit facility with Bank of America as of September 30, 2004.

     The Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $31.4 million at September 30, 2003 and $35.0 million at September 30, 2004 under this arrangement. The weighted average interest rate on these borrowings at September 30, 2004 was 3.6%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $258,000 and $355,000 for the quarters ended September 30, 2003 and 2004, respectively, and $730,000 and $840,000 for the nine-month periods ended September 30, 2003 and 2004, respectively. If the interest rate for the Trust’s borrowings at June 30, 2004 increased by 1%, to a weighted average of 4.6%, our cost of sales would increase by $365,000 per year.

     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and the cash is not included in our consolidated balance sheet. During the first nine months of 2003 we accessed amounts ranging from £23.3 million ($41.9 million based upon exchange rates as of September 30, 2004) to £36.5 million ($66.5 million based upon exchange rates as of September 30, 2004). During the first nine months of 2004 we accessed amounts ranging from £25.0 million ($45.0 million based upon exchange rates as of September 30, 2004) to £36.3 million ($65.2 million based upon exchange rates as of September 30, 2004). Fees that we pay for use of the cash are related to the bank’s interest rates. Based on the £32.1 million balance being used at September 30, 2004, if the cost of the cash increased by 1%, our cost of sales would increase by £321,000 ($577,000 based upon exchange rates as of September 30, 2004) per year.

Foreign Currency Risk

     We have international subsidiaries subject to foreign currency exchange rate exposure. We realize sales from, and pay the expenses of our international operations in British pounds and Canadian dollars. Accordingly, we are exposed to the risk of foreign exchange rate fluctuations.

     Foreign exchange rate transaction gains, net of losses, were $98,000 and $209,000 for the three and nine-month periods ended September 30, 2004. Foreign exchange transactions resulted in gains of $105,000 for the three months ended September 30, 2003, and $100,000 for the nine months ended September 30, 2003. If foreign currency rates were to fluctuate from rates at September 30, 2004, our financial position might be materially affected. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at September 30, 2004, the potential increase in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $714,000. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the average for the quarter ended September 30, 2004, the impact on sales would have been an aggregate increase of approximately $1.5 million, or 5.1%. The impact on net income for the three months ended September 30, 2004 would have been an aggregate increase of approximately $206,000, or 10%. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at September 30, 2004, the potential decrease in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $714,000. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the average quoted foreign currency exchanges rates for the quarter ended September 30, 2004, the impact on sales would have been an aggregate decrease of $1.5 million, or 5.1%. The impact on net income for the three months ended September 30, 2004 would have been an aggregate decrease of approximately $206,000, or 10%.

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

     Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

     There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Fifth Amendment to Business Loan Agreement dated July 30, 2004, between TRM Corporation and Bank of America, N.A.

10.2	Sixth Amendment to Business Loan Agreement dated August 31, 2004, between TRM Corporation and Bank of America, N.A.

10.3	Purchase Agreement, made as of September 20, 2004, by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM Canada Corporation.

31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION
Date: November 12, 2004	By:	/s/ Daniel E. O'Brien
Daniel E. O'Brien
Chief Financial Officer