Form 10-K
period 2004-12-31
TRM CORP
filed 2005-03-31
CIK 749254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
Common Stock
(Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     As of June 30, 2004 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $71,441,771.

     As of March 15, 2005 the number of shares of the registrant’s Common Stock outstanding was 13,956,376

Documents incorporated by reference:

     Parts of registrant’s Proxy Statement for the annual meeting of shareholders on May 17, 2005 are incorporated by reference into Part III of this report.

TRM CORPORATION

ii

PART I

ITEM 1. BUSINESS

General

     Overview. We are one of the largest multinational owners and operators of off-premises ATM networks, with operations in the United States, United Kingdom and Canada. We expanded into the ATM business in 1999, leveraging the experience and infrastructure we had established in developing our photocopier operations, which began in 1981. We have the second largest off-premises ATM network in the United States according to ATM & Debit News, the second largest off-premises ATM network in the United Kingdom according to LINK/ATMOS statistics and the third largest off-premises ATM network in Canada according to ATM Marketplace. We manage 15,621 ATMs in the United States, 3,839 ATMs in the United Kingdom and 1,801 ATMs in Canada as of December 31, 2004. In addition, we own and operate a photocopier network with 24,484 self-service photocopiers deployed throughout the United States, United Kingdom and Canada as of December 31, 2004.

     We locate our ATMs and photocopiers in high traffic retail environments through national merchants such as The Pantry, Cumberland Farms, Albertson’s, Sommerfield, Shell, Rank and Wal-Mart Canada, and through regional and locally-owned supermarkets, convenience and other stores such as Winn-Dixie, Whitbread, Londis and the U.K. Post Office. In addition to providing our merchant customers with supplemental revenues from shared transaction fees, we believe that the presence of ATMs and photocopiers in a merchant’s store helps to promote higher foot traffic, increased impulse purchases and longer shopping times since they often make the retail site a destination for cash and photocopies. We attempt to maximize the usefulness of our ATMs to our customers by participating in as many EFTNs as practical, including NYCE, Visa, Mastercard, Cirrus, Plus, American Express, Discover/Novus, STAR, Interact and LINK.

     To maintain our networks of ATMs and photocopiers, we have developed an extensive field service operation. Through this operation, we provide installation, maintenance, diagnostic and repair services to approximately 82% of our ATMs and 95% of our photocopiers. We believe that our field service capabilities distinguish us from our competitors and enable us to service our machines more promptly and efficiently than if we relied solely on third-party service providers. It has also allowed us to provide field services to other ATM owners. Before acquiring eFunds’ networks, which we describe in “Acquisitions of the eFunds ATM Business,” we were the servicing subcontractor for the majority of the ATMs in eFunds’ networks. As a result of our acquisition in November 2004 of those networks, we will now bill the same merchants directly for servicing work, allowing us to capture the mark-up previously retained by eFunds. As a result, we anticipate that our service operations will account for an increasing part of our revenues in the future.

     ATM operations. Since 2001, our growth has been driven by the significant growth of our ATM operations. The number of transactions processed by our ATMs has grown from 9.0 million in 2001 to 15.3 million in 2003, and to 26.7 million in 2004. Primarily as a result of this growth, our ATM net sales increased from $16.6 million in 2001 to $50.5 million in 2004, reflecting a compounded annual growth rate of 44.8%.

     In November 2004, we acquired the ATM business of eFunds Corporation, which currently includes networks with 15,828 ATMs. We expect that this acquisition will substantially increase both the number of transactions processed by our ATM networks and our net sales. For the year ended December 31, 2003, the eFunds ATM networks processed 61.1 million transactions, and had net sales of $54.2 million. For the nine months ended September 30, 2004, the networks processed 59.2 million transactions and had net sales of $39.5 million.

     We believe that there are substantial opportunities to increase our ATM sales in the future through the acquisition of existing ATM networks and the deployment of new ATMs. Our completion of five acquisitions in 2004 added 14,128 ATMs in the United States, 889 ATMs in the United Kingdom and 1,793 ATMs in Canada to our ATM networks.

     Moreover, in the next few years, we expect that the expiration of five- to seven-year merchant contracts that were signed during the initial consolidation of the U.S. ATM industry in the late 1990s will continue. Consequently, in addition to seeking acquisitions of ATM networks, we plan to target merchants with expiring contracts as a way to drive new ATM deployment. We have a sales force that maintains contact with larger accounts: retail, supermarket and convenience chains, mall developers, casinos and others. This contact familiarizes the prospect with our name, and our products and services, and heightens sales staff awareness of contract expirations and Requests For Proposal issued by the prospects. Additionally, we have a staff of “inside” telephone salespeople and distributors that calls existing customers, independent merchants and small chain accounts to determine contract expiration, satisfaction with current levels of service, future equipment and service needs, and maintain a sales database to log their contacts and enable follow up calls. Finally, our service technicians are encouraged to observe whether a location that has one of our ATMs or photocopiers participates in our other business line as well, speaking to the store owners or managers and forwarding leads to the inside sales team.

     For 2003 and 2004, net sales from our ATM operations accounted for 44.1% and 54.5% of our total net sales, respectively. We expect our ATM operations to account for a significantly larger percentage of our net sales in future periods as a result of our acquisition of eFunds’ ATM networks.

     Photocopier operations. We believe that we are the only large-scale owner and operator of self-service merchant-based photocopiers in the United States, the United Kingdom and Canada. As of December 31, 2004, we had 18,658 self-service photocopiers deployed in the United States, 2,905 in the United Kingdom and 2,921 in Canada. In 2004, we continued our strategy, first instituted in 2002, of seeking to offset a long-term trend of declining photocopier volumes through increases in photocopier pricing and cost savings. As a result of our implementation of this strategy, our photocopier gross profit grew 5.0%, from $18.5 million in 2003 to $19.4 million in 2004. Although we believe that our photocopier operation is a mature business, it remains an important source of cash flow to help us grow our ATM business and we may opportunistically add photocopier locations to our ATM network locations.

     For 2003 and 2004, net sales from our photocopier operations accounted for 55.9% and 45.5% of our total net sales, respectively. As a result of our acquisition of eFunds’ ATM networks, we expect our photocopier operations to account for a smaller percentage of our net sales in the future.

Acquisition of the eFunds ATM Business

     In November 2004, we acquired eFunds’ ATM business in the United States and Canada for approximately $150 million, excluding fees, expenses and similar items. This transaction was funded primarily through our syndicated loan facility administered by Bank of America, N.A., in combination with cash on hand.

     The ATM business we acquired consists principally of contracts for the operation and management of 14,051 merchant-owned ATMs and contracts for 1,777 full-placement ATMs.

     The acquisition of eFunds’ ATM networks has significantly expanded and diversified our ATM operations. Primarily as a result of this acquisition:

•	Our ATM networks increased from 4,868 units at September 30, 2004 to 21,261 units at December 31, 2004.

•	The percentage of ATMs in our networks that are merchant-owned increased from approximately 7% to approximately 74%.

•	As the following table indicates, the locations of our ATM networks are now more geographically diversified:

	ATM distribution before acquisition	ATM distribution after acquisition
Southern United States	16%	15%
Eastern United States	10%	10%
Central United States	2%	30%
Western United States	2%	20%
United Kingdom	69%	17%
Canada	1%	8%

     In connection with the acquisition of the eFunds ATM business, we entered into a Master Services Agreement with eFunds, which we call the MSA. Through this agreement, we have consolidated many of the services we had previously obtained from multiple third party service providers with one provider and transferred to eFunds some of the services we had previously provided in-house, because we believe eFunds will be able to provide the services more efficiently. The MSA has an initial term of five years and will renew for successive two year periods unless terminated.

     Under the MSA, eFunds provides the following services to us for both the ATMs that were part of the eFunds ATM business and, in certain cases, our other ATMs located in the United States and Canada:

•	help desk services for merchants and cardholders;

•	processing transactions;

•	EFTN management and selected ATM programming;

•	service support, including dispatching and supporting service personnel and tracking service problems;

•	account management and identification of ATMs experiencing technical problems;

•	cash management, including coordinating cash delivery with vault cash providers and couriers and forecasting cash requirements;

•	responding to cardholder disputes;

•	telecommunications management, including management of the daily activities of our telecommunications vendors and our dial-up communications network;

•	managing and making residual payments to our merchants;

•	managing our independent merchant contracts; and

•	monitoring and enforcing our contracts, including necessary cancellations of contracts.

eFunds also has a right of first refusal to provide these services in any geographical region into which we expand after the date of the agreement.

     We are obligated to pay eFunds a minimum amount of $5 million per year for its services under the MSA, although the exact amount will vary depending upon the number of ATMs that eFunds is servicing and the exact services provided for each ATM.

     We or eFunds may terminate the MSA or any service under the MSA effective 60 days after delivery of written notice to the other party of a material breach by such other party that remains uncured prior to the effective date of the termination. We or eFunds may terminate the MSA in its entirety, effective immediately, upon written notice under certain circumstances including the other party’s failure to protect confidential information or events related to insolvency or bankruptcy. In addition, we may unilaterally terminate the MSA, upon 60 days notice of intent to terminate, if eFunds becomes a controlled subsidiary of a person who is engaged in a business competitive with ours.

Other Recent Developments

     On March 5, 2005, conditions in our Amended Restated Articles of Incorporation causing the automatic conversion of our Series A preferred stock to common stock were met. As a result, as of that date, each share of our Series A preferred stock was converted to 0.7499997 of a share of common stock. The conversion resulted in our issuance of an aggregate of 725,502 shares of common stock. As required by our Amended Restated Articles, and pursuant to a waiver granted by Bank of America under our credit facility, we will pay the former holders of our Series A preferred stock accrued dividends through the conversion date, an aggregate of approximately $145,101, upon their presentation of the certificates for their preferred shares to us for exchange.

Business Strategy

     We intend to focus on growing our ATM business while managing our photocopier business for consistent cash flow. Key elements to our strategy include:

     Pursue ATM acquisitions. We have actively pursued growth through acquisitions of ATM networks. In 2004, we made five acquisitions of networks with an aggregate of 16,810 ATMs, including the acquisition of eFunds’ ATM networks. We believe that there are continuing opportunities for growth in the United States, the United Kingdom and Canada through acquisitions due to the fragmented nature of the ATM industry: the ten largest ISOs in the United States operate 27% of U.S. off-premises ATMs, the four largest ISOs in the United Kingdom operate 28% of U.K. off-premises ATMs and the ten largest ISOs in Canada operate 46% of Canadian off-premises ATMs. The remaining off-premises ATMs in each market are operated by smaller, independent operators or banks. We also believe that opportunities exist in other countries and, as a result, expect to pursue acquisitions outside of the countries in which we currently operate.

     Expand our merchant base. We seek to expand the number of ATMs in our networks by expanding the number of merchants participating in them. We believe that our extensive experience in providing retail convenience services and our field service capabilities give us a competitive advantage in obtaining new merchant customers. We also believe that there are opportunities to place additional ATMs in some of the 24,484 locations in which we already have photocopiers.

     Increase penetration of our existing merchant base. We seek to increase the number of ATMs within our existing merchant base by placing machines in locations that currently do not have ATMs or in new locations opened by our merchants, and by displacing ATMs operated by other ISOs and banks with whom our merchants have relationships.

     Redeploy existing ATMs and photocopiers to higher traffic environments. On a continuous basis, we seek to redeploy both the ATMs we own and our photocopiers from lower to higher traffic locations that should drive additional transaction volume and, accordingly, increase sales. As part of this program, in 2004 we redeployed 366 ATMs and redeployed approximately 1,600 photocopiers.

Industry Segments and Geographical Information

     Selected financial information about our segments and operations in different geographical areas is included in footnote 15 to the financial statements beginning on page 32 of this report and is incorporated by reference herein.

Products and Services

     ATMs. We deploy and operate ATMs primarily under the following two programs:

•	Full placement program. Under a full placement arrangement, we own the ATM and are responsible for controlling substantially all aspects of its operation, including maintenance, cash management and loading, supplies, signage and telecommunications services. We are generally responsible for almost all of the expenses related to the operation of the ATM with the exception of power, and, on occasion, telecommunications. We typically use this program for major national and regional merchants.

•	Merchant-owned program. Under a merchant-owned arrangement, the merchant (or, for a merchant using lease financing, its lease finance provider) typically buys the ATM through us and is responsible for most of the operating expenses, such as maintenance, cash management and loading, and supplies. We typically provide all transaction processing services, and the merchants use our maintenance services from time to time. Our rental program is similar to our merchant-owned program, except that the merchant rents the ATM from us rather than purchasing it, and we provide the maintenance and supplies for the machine.

     We attempt to place the ATMs in our full placement program and photocopiers in high visibility, high traffic merchant locations. Our experience has demonstrated that the following locations, among others, often meet these criteria:

•	convenience stores;

•	combination convenience stores and gas stations;

•	supermarkets;

•	drug stores;

•	entertainment facilities such as bowling alleys, movie theaters, amusement parks and casinos;

•	restaurants and bars, particularly chain restaurants; and

•	shopping malls.

     We have found that the primary factors affecting transaction volume at a given ATM are its location within the site and merchandising, such as indoor and outdoor signage, directing consumers to the location. As a result, we seek to maximize the visibility and accessibility of our ATMs, because we believe that once a customer establishes a pattern of using a particular ATM, the customer will generally continue to use that ATM.

     All of our new ATMs feature advanced functionality, diagnostics and ease of use including color displays, personal computer-based operating systems, thermal printing, dial-up and remote monitoring capabilities, and upgrade and capacity-expansion capability. All machines can perform basic cash dispensing and balance inquiry transactions, transmit on-screen marketing, dispense coupons and conduct marketing surveys. Most of our equipment is modular in design, which allows us to be flexible and accommodating to the needs of our clients as technology advances.

     Photocopiers. We own or lease all of our photocopiers and operate them under a program analogous to our full placement program for ATMs. We provide the merchant with a photocopier, machine stand, signage and, for approximately 15% of our locations, a vend tower. We also install, maintain and provide supplies for our photocopiers and regularly monitor their use. Each of our merchants keeps a percentage of the sales generated by the photocopiers in its location and remits the balance to us on a monthly basis as compensation for providing the supplies and service to the machine. The percentage of sales retained by each merchant is generally based on a sliding scale related to usage as recorded by the machine’s tamper-proof internal counter.

     Our photocopiers are designed for simplicity of use and durability, so we do not equip them with add-on features such as sorting or automatic stapling. The photocopiers accept both letter and legal size paper, perform reductions, enlargements and gray scale adjustments, and can make up to 99 photocopies at one time. We also have a pilot program in the United Kingdom under which eight of our digital photocopiers have been configured to provide facsimile transmissions.

Field Service Operations

     We believe that a key part of our operations is our field service operation, which has three primary components:

•	over 200 field technicians and technical support personnel, each of whom has a defined service coverage area and an average company tenure of nine years;

•	a series of 20 regional service and support centers that enable us to provide prompt remedial service as well as regularly scheduled maintenance; and

•	national call centers in the United States, the United Kingdom and Canada that provide seven-day, 24-hour telephone support, technical assistance and field technician dispatching to merchants and customers.

     We support our field technicians through central administrative offices in Portland, Oregon and Crawley, England. Our administrative offices provide our field technicians with training programs, technical support, supplies purchasing and materials management. These offices keep contact with our field technicians through a real-time wireless communications system that enables our field technicians to receive information about service calls and to “close” automatically or mark their service calls completed in our tracking system.

     We contract with local repair and maintenance operations to provide service to the approximately 1,300 ATMs and 1,300 photocopiers that are outside of our field service operations.

Sales and Marketing

     We maintain sales and marketing capability in each country in which we operate. In the United States, our team consists of ten employees, including a sales director. The sales and marketing team in the United Kingdom consists of 14 employees. In Canada we have six salespersons, who rely on the sales staff in the United States for sales and marketing support.

     These staff members attempt to identify new high visibility, high traffic merchant locations at which we may place ATMs and photocopiers. Our sales teams’ efforts to identify new ATM and photocopier placement opportunities are supplemented by our field technicians, who are typically the primary point of personal contact between us and our merchants.

Primary Supply Relationships

     ATM relationships. We purchase our ATMs from NCR Corporation and, to a lesser extent, from Triton Systems and, in the United Kingdom, Wincor Nixdorf. We believe that the large quantity of ATMs that we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. Although we currently purchase a majority of our ATMs from NCR, we believe that our relationships with Triton Systems and Wincor Nixdorf are good and that we would be able to purchase the ATMs we require from them if we were no longer able to purchase ATMs from NCR.

     Photocopier relationships. We purchase substantially all of our photocopier equipment from Konica in the United States and Canada and from Toshiba in the United Kingdom. Both companies design equipment to our specifications. In the United States, we also own and maintain photocopiers made by Mita, a former supplier. We use our Mita photocopiers primarily in lower volume locations. Our Mita and Konica equipment are analog photocopiers, while the Toshiba equipment, which is the newest addition to our inventory, is digital. Because of the large number of photocopier manufacturers, we believe we would be able to purchase the photocopiers we require from alternative suppliers if we were no longer able to obtain photocopiers from Konica or Toshiba.

     Parts relationships. To assure that we meet the needs of the merchants with whom we place our ATMs and photocopiers, we have developed relationships with multiple parts suppliers. We also obtain parts directly from the manufacturers on an as-needed basis. We believe that we would be able to replace any parts supplier if necessary.

Seasonality

     In our ATM operations, we experience higher transaction volumes per machine in the second and third quarters than in the first and fourth quarters. The increased volumes in the summer months coincide with increased vacation travel in the United States, Canada and the United Kingdom. In our photocopier operations, we experience slightly higher than average photocopy volumes in the first and second quarters, which coincides with tax season in the United States. As a result, the seasonality of our two primary business segments currently partially offset each other.

Merchant Customers

     ATMs. As of December 31, 2004, we had contracts with 13 national and regional merchants for 3,781 ATMs, with the remaining ATMs being placed with numerous independent store operators. For 2003 and 2004, no single merchant accounted for 10% or more of our ATM net sales.

     The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of our full placement programs, the contract terms typically include:

•	an initial term of at least three years;

•	ATM exclusivity at locations where we install an ATM and, in many cases, a right of first refusal for all other locations;

•	a requirement that the merchant provide a highly visible space for the ATM and signage;

•	protection for us against underperforming locations by permitting us to increase the withdrawal fee or remove ATMs; and

•	provisions making the merchant’s fee variable depending on the number of ATM transactions and milestones.

     Our contracts under our merchant-owned or rental arrangements typically include similar terms, as well as the following additional terms:

•	provisions imposing an obligation on the merchant to operate the ATM at any time its store is open to the public; and

•	provisions that require a merchant to use its best efforts to have any purchaser of the merchant’s store assume our contract.

     Photocopiers. As of December 31, 2004, we had contracts with 14 national and regional merchants for approximately 6,700 photocopiers, with the remaining photocopiers being placed with numerous independent local convenience store operators. For 2003 and 2004, no single merchant accounted for 10% or more of our photocopier sales.

     As with our ATM contracts, we negotiate our photocopier contracts with our merchants individually, so the contract terms vary. The contracts typically have the following standard terms:

•	terms of at least three years;

•	provisions that require a merchant to collect monies on our behalf and remit the funds to us, while retaining the merchant’s share;

•	provisions that require a merchant to use its best efforts to have any purchaser of the merchant’s store assume our contract; and

•	a requirement that the merchant provide a highly visible space for the photocopier and signage and oversee use of the photocopier by the public.

Competition

     Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other ISOs, including NetBank, Innovus, Global Axis, IMS and Cardtronics in the United States and Moneybox in the United Kingdom. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States, the United Kingdom and Canada. Accordingly, new competitors may emerge and quickly acquire significant market share.

     The market for providing self-service photocopier services is also highly competitive. The choices for photocopier services include specialty full-service business centers such as FedEx Kinko’s and MailBoxes Etc./UPS, copy and print shops and photocopiers located within other retail locations. We do not attempt to compete directly with most chain stores that focus on business services or office supplies. These vendors generally serve a commercial market more interested in high volume and sophisticated photocopying than in convenience of location. In contrast, we provide photocopiers in targeted areas for use principally by individuals. We are aware of several self-service photocopier businesses using this retail business concept. We believe that each is limited to a relatively small geographic market and a relatively small number of photocopiers. However, there are few barriers to entry into the self-service photocopier business.

     Our photocopier business also faces competition from personal photocopiers and printers purchased by consumers for their home use. We believe that the availability of personal photocopiers and printers has been a principal contributor to a decline in the use of self-service photocopiers in recent years. We expect that competition from personal photocopiers and printers will continue to increase as the cost of those machines to consumers decreases.

Government and Industry Regulation

     Our ATM and photocopier businesses are subject to government and industry regulations, which we describe below. This regulatory environment is subject to change and various proposals have been made which, if finalized, could affect our ATM operations. Our failure to comply with existing or future laws and regulations pertaining to our ATM business could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines.

     Electronic Funds Transfer Act. The U.S. Electronic Funds Transfer Act, while directed principally at banks and other financial institutions, also has provisions that apply to us. In particular, the act requires ATM operators who impose withdrawal fees to notify a customer of the withdrawal fee before the customer completes a withdrawal and incurs the fee. Notification must be made through signs placed at or on the ATM and by notification either on the ATM screen or through a print-out from the ATM. All of our ATMs in the United States provide both types of notification.

     Americans with Disabilities Act. While we believe that the ADA does not regulate our photocopier services, it currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The U.S. Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions that will require our ATMs in the United States to be more accessible to the disabled. Under the current proposals, height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads and ATMs would be required to possess the capability of being voice-guided. These new guidelines would affect the manufacture of ATM equipment going forward and could require us to retire or upgrade our ATMs in the United States. The comment period on the proposed regulations has been extended through May 31, 2005. Should the regulations proposed be enacted, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements. We also expect that the guidelines may affect placement of our photocopiers within stores but will not otherwise impact our photocopier business.

     Regulation of transaction fees. The imposition of fees on ATM transactions in the United States is not currently subject to federal regulation. There have been, however, various state and local efforts in the United States to ban or limit transaction fees, generally as a result of activities of consumer advocacy groups that believe that transaction fees are unfair to users. We are not aware of any existing bans or limits on transaction fees applicable to us in any of the jurisdictions in which we currently do business with the exception of Mississippi and Wyoming. However, some states, particularly Tennessee, Nebraska and Iowa, require us to obtain a bank sponsor in order to charge withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of our ATMs which typically involves additional documentation costs and payment of a fee to the bank. Additionally, states such as Illinois and New Jersey limit or ban withdrawal fees on electronic benefit card usage, which has had virtually no impact on our net sales. Nevertheless, we cannot assure you that transaction fees will not be banned or limited in the jurisdictions in the United States in which we operate. Such a ban or limit could materially limit or reduce our ATM net sales in the United States.

     In the United Kingdom, an ATM owner, whether a bank or an ISO, can receive either the interchange fee or the withdrawal fee for a transaction. Typically, financial institutions choose to receive the interchange fee, as their machines are primarily located on-premises, and the ISOs like us, which locate their ATMs in convenience locations, charge a withdrawal fee. The amount of interchange fee to be charged, as well as other regulations of the industry, are generally established by LINK.

     Anti-fraud initiatives. Because of reported instances of fraudulent use of ATMs, legislation is pending that would require state or federal licensing and background checks of ATM operators. There are proposals pending in some jurisdictions, including New York and New Jersey, that would require merchants that are not financial institutions to be licensed in order to maintain an ATM on their premises; other jurisdictions currently require such licensing. New licensing requirements could increase our cost of doing business in those markets.

     EFTN regulations. EFTNs have adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM operators. These regulations include the encryption standards described more fully below and limitations on the maximum amount of cash that can be withdrawn from each machine. As described in “Triple DES and EMV” below, we will need to convert our ATMs to the new encryption standards by their compliance dates. With respect to all other EFTN regulations, we believe that we are in material compliance with the regulations that are currently in effect and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.

     Triple DES and EMV. The Digital Encryption Standard, or DES, is the encryption standard that ATMs use to encrypt the personal identification number that is transmitted to the processing agent during an ATM transaction. Due to concerns over the increased processing power of computers and their potential to decode the DES encryption, MasterCard International has advised all ATM operators that any ATM using its network must be compliant with the more rigorous and secure “triple DES” standard by December 31, 2006. In the United Kingdom, LINK is requiring all ATMs using its network to be compliant with the triple DES standards and with a new standard called Europay Mastercard Visa, or EMV, with sanctions for noncompliance beginning July 1, 2005. The EMV standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” In Canada, Interac has required that users of its network have a triple DES compliance plan in place by February 28, 2008.

     As of February 28, 2005, 83% of the ATMs we own and 93% of the merchant-owned ATMs in our U.S. networks were not equipped with triple DES encryption. However, 51% of our U.K. ATMs were both triple DES and EMV compliant. We have adopted a policy that any new ATMs that we acquire from a manufacturer must be triple DES compliant and, for ATMs to be placed in the United Kingdom, EMV compliant. We believe that completion of the triple DES conversion of our ATMs in the United States will cost approximately $4.5 million, and completion of triple DES and EMV conversion of our ATMs in the United Kingdom will cost approximately $4.6 million, based upon exchange rates as of February 28, 2005. Because we expect to use our field service network to make the necessary conversions, we believe our ATMs can be compliant with triple DES and EMV by the respective deadlines.

Trademarks

     Most of our ATM and photocopier locations are identified by distinctive yellow, green and black trapezoidal signs bearing “TRM ATM™,” “Got Cash?,” “TRM Cash Machine™,” “TRM Copies™” and “TRM Photocopies.” We have registered the name “TRM Corporation™” and our “TRM Copies™” and “TRM ATM™” trademarks for signage used in the United States, and “TRM Cash Machine™” for signage used in the United Kingdom. Those trademarks currently expire between 2009 and 2011 but can be renewed. We consider our business name and brands to be important to our ATM and photocopier businesses.

Employees

     As of December 31, 2004, we had 411 employees. Of this number, 240 employees were in field service and 171 employees were in sales, marketing, customer service and administration. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Risk Factors

Our sales depend on transaction fees from our networks of ATMs and photocopiers. A decline in either transaction volume or the level of transaction fees could reduce our sales and harm our operating results.

     Transaction fees for our networks of ATMs and photocopiers produce substantially all of our sales. Consequently, our future operating results will depend on both transaction volume and the amount of the transaction fees we receive. Our transaction volume and fees will depend principally upon:

•	our ability to find replacement sites in the event of merchant turnover;

•	competition, which can result in over-served markets, pressure both to reduce existing fee structures and increase sales discounts to merchants and reduced opportunities to secure merchant or other placements of our machines;

•	our ability to service, maintain and repair ATMs in our network promptly and efficiently;

•	continued market acceptance of our services; and

•	government regulation and network adjustment of our fees.

     If our transaction volume or the level of transaction fees we receive decrease in either of our primary market segments, our sales could decline, which would harm our operating results.

Changes in technology could reduce use of ATMs and photocopiers and, as a result, reduce our sales.

     New technology in the ATM or photocopier industries may result in the existing machines in our networks becoming obsolete, requiring us, or the merchants in our networks who own their machines, to either replace or upgrade our existing machines. Any replacement or upgrade program to machines that we own or that we must upgrade or replace under contracts with merchant owners would involve substantial expense. A failure to either replace or upgrade obsolete machines could result in customers using other ATM or photocopier networks that have newer technology, thereby reducing our sales and reducing or eliminating our profitability.

Both the ATM and photocopier markets are highly competitive, which could limit our growth or reduce our sales.

     Persons seeking either ATM or photocopier services have numerous choices. For ATMs, these choices include ATMs offered by banks or other financial institutions and ATMs offered by ISOs such as ours. For photocopiers, the choices include specialty full-service business centers, copy and print shops, photocopiers located at other convenient merchant locations and home photocopiers and printers. Some of our competitors offer services directly comparable to ours while others, particularly in the photocopier market, are only indirect competitors as we describe in “Business — Competition.” In addition, we believe that there will be continued consolidation in the ATM industry in the United States, the United Kingdom and Canada. Accordingly, new competitors may emerge and quickly acquire significant market share. This competition could prevent us from obtaining or maintaining desirable locations for our machines, reduce the use of our machines, and limit or reduce the transaction fees we can charge or require us to increase our merchants’ share of those fees. Moreover, because the economic barrier to entry into the photocopier business is low, additional competitors may enter our markets. The occurrence of any of these factors could limit our growth or reduce our sales.

We may not be able to obtain sufficient funds to continue to grow our business.

     We may need additional financing to continue to grow our business. If additional financing is not available when we require it or is not available on acceptable terms, we may be unable to fund our expansion, take advantage of business opportunities or respond to competitive pressures.

We may be unable to successfully integrate our ATM acquisitions, including the eFunds ATM acquisition, with our operations and to realize all of the anticipated benefits of those acquisitions.

     An acquisition of any significant ATM network, and in particular the eFunds ATM network, involves the integration of two operations that previously have operated independently, which can be a complex, costly and time-consuming process. The difficulties of combining the operations include, among other things:

•	operating a significantly larger combined company;

•	the necessity of coordinating disparate organizations, systems and facilities;

•	retaining merchant participants in the acquired network; and

•	consolidating corporate and administrative functions and implementing cost savings.

     As a result of five acquisitions during 2004, our ATM networks have grown from 3,416 ATMs at December 31, 2003 to 21,261 ATMs at December 31, 2004, materially increasing our integration risk. Moreover, since the ATM contracts in the eFunds networks we acquired have terms expiring within the next six years, the potential for merchant participants in those networks to leave is greater than with our pre-acquisition ATM networks.

     The process of combining an acquired network with ours could cause an interruption in our business and, possibly, the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of an acquired network with ours could harm our combined business, results of operations, financial condition or prospects after the acquisition.

Our international operations may not be successful.

     As of December 31, 2004, approximately 18% of our ATMs were located in the United Kingdom and approximately 8% of our ATMs were located in Canada. We expect to continue to expand in the United Kingdom and Canada, and into other countries as opportunities arise. Our international operations are subject to certain inherent risks, including:

•	exposure to currency fluctuations;

•	difficulties in complying with foreign laws and regulations;

•	unexpected changes in regulatory requirements;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences.

     Any of these factors could have a material adverse effect on our international operations and international expansion and, consequently, on our business, results of operations and financial condition.

Our ATM business operates in a changing and unpredictable regulatory environment.

     ATM withdrawal transactions involve the electronic transfer of funds through EFTNs. The U.S. Electronic Funds Transfer Act provides the basic framework establishing the rights, liabilities and responsibilities of participants in EFTNs. In addition, there have been various state and local efforts to ban, limit or otherwise regulate ATM transaction fees, which make up a large portion of our sales for our full placement ATMs and the principal source of ATM revenue for merchants with merchant-owned ATMs in our network. For example, in Tennessee, Nebraska and Iowa only bank-sponsored ATMs can impose withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of ATMs in our networks, which typically involves additional documentation costs and payment of a fee to the bank. In the United Kingdom, ATM owners must elect to receive either interchange fees or withdrawal fees; we have elected to receive withdrawal fees. As a result, any limitation on the ability to charge withdrawal fees in areas where we have a concentration of ATMs could reduce our ATM sales from our full placement ATMs and reduce the incentive that merchants with merchant-owned ATMs would have to keep ATMs in our network on their premises. In addition, if existing regulations are made more restrictive or new regulations are enacted, we may incur significant expense to become compliant with them.

     Because of reported instances of fraudulent use of ATMs, legislation is pending that would require state or federal licensing and background checks of ATM operators. There are proposals pending in some jurisdictions, including New York and New Jersey, that would require merchants that are not financial institutions to be licensed in order to maintain an ATM on their premises; other jurisdictions currently require such licensing. New licensing requirements could increase our cost of doing business in those markets.

New government and industry standards could result in substantially increased costs in 2005 and, if we cannot meet compliance deadlines, could require us to remove non-compliant machines from service.

     The Digital Encryption Standard, or DES, is the encryption standard that ATMs use to encrypt the personal identification number that is sent to an ATM processing agent during an ATM transaction. As we discuss in “Business

— Government and Industry Regulation,” due to security concerns, MasterCard International, one of the largest EFTNs in the United States, LINK, the principal EFTN in the United Kingdom, and Interac, the principal EFTN in Canada, have required that ATMs using their networks be compliant with a new DES, known as “triple DES.” Compliance is required by December 31, 2006 for MasterCard International and by April 1, 2005 for LINK. Interac requires that a compliance plan be in place by February 28, 2008. For European ATMs, MasterCard International also is requiring compliance with a standard known as Europay MasterCard Visa, or EMV, by April 1, 2005, although enforcement will not begin until July 1, 2005. As of February 28, 2005, 83% of the ATMs we own and 93% merchant-owned ATMs in our network for the U.S. and Canada were not equipped with triple DES encryption, while 51% of our U.K. ATMs were both triple DES and EMV compliant. We believe that the remaining cost of upgrading the ATMs we own, as well as merchant-owned ATMs where we have or will assume upgrade costs, to comply with triple DES and EMV will be approximately $4.5 million in the United States and approximately $4.6 million in the United Kingdom, based upon exchange rates as of February 28, 2005. We do not currently have an upgrade estimate for Canadian ATMs due to uncertainty as to the timing of required upgrades.

     The Americans with Disabilities Act, or ADA, currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM, and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The U.S. Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the current proposals, height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads with selected Brail symbols and ATMs would be required to possess speech capabilities. These new guidelines would affect the manufacture of ATM equipment going forward and could require us to retire or upgrade many of the ATMs we own, as well as merchant-owned ATMs where we are responsible for upgrade costs, potentially at significant expense to us.

     If ATMs in our network are not compliant with triple DES, EMV and any applicable ADA guidelines by the respective deadlines and we cannot obtain compliance waivers, we could have to remove the non-compliant ATMs from service and, as a result, our ATM net sales could be materially reduced during the period of time necessary to become compliant.

We rely on EFTNs and transaction processors; if we cannot renew our agreements with them, or if they are unable to perform their services effectively, it would harm our business.

     We rely on several EFTNs and transaction processors to provide card authorization, data capture and settlement services to us and our merchant customers. Any inability on our part to renew our agreements with these or similar service providers or their failure to provide their services efficiently and effectively may adversely affect our relationships with our merchants and may permit those merchants to terminate their agreements with us.

We obtain our U.S. ATM vault cash under an arrangement that could cause us to lose our access to the vault cash and to fees that we have earned due to circumstances beyond our control.

     Our U.S. vault cash facility is secured by the cash we draw from it to place in ATMs, as well as by the withdrawal and interchange fees we have earned but not yet collected, so the lender under that arrangement could seize the cash and fees in the event of a default.

     We obtain the cash that we use to fill our full placement ATMs and some of the merchant-owned ATMs in our networks, which we call vault cash, in the United States pursuant to an agreement with TRM Inventory Funding Trust, for which one of our subsidiaries, TRM ATM Corporation, acts as servicer. Under the terms of the loan and servicing agreement, the Trust and the servicer must make periodic payments of fees related to the arrangement. The obligations under the loan and servicing agreement are secured by pledges of all of the Trust’s assets, including the vault cash, and our uncollected withdrawal and interchange fees. If there is a default under the loan and servicing agreement, the lender may terminate the loan and servicing agreement and seize the collateral, including existing vault cash and fees we have not yet received. As a result, a default under the loan and servicing agreement could cause us to lose fees we had earned and suspend our full placement ATM operations in the United States unless we were able to rapidly arrange an alternative source of vault cash.

     Our U.S. vault cash arrangement could go into default as a result of factors over which we have no control.

     The loan and servicing agreement for our U.S. vault cash facility contains events of default that include:

•	An “event of bankruptcy” with respect to any entity on whose property more than 10% of our U.S. ATMs are located, if we are unable to remove all cash from those ATMs within five business days after the event of bankruptcy occurs. An event of bankruptcy includes the filing of a bankruptcy petition with a court, an entity admitting in writing that it is unable to satisfy its obligations as they become due or the board of directors of the entity voting to cause an event of bankruptcy, regardless of whether we are informed of any of these actions.

•	Any depository bank or transportation agent, excepting one pre-approved bank and one pre-approved transportation agent, failing to maintain a specified debt rating.

•	The amount of vault cash held by or maintained on the premises of entities, which would generally be our transportation agents and merchants, that have experienced an event of bankruptcy when added to the amount of cash owed from settlement banks that is past due exceeding a designated level.

     Due to these provisions, the bankruptcy or financial difficulty of our merchants or the companies on which we rely for services could cause an event of default under our loan and servicing agreement and prevent us from having access to the vault cash we require to operate our full placement and some of our merchant-owned U.S. ATMs. We do not have any operational control over our merchants or other service providers and may not be able to determine whether any of these entities are facing financial difficulty that could increase our risk of default under the loan and servicing agreement. As a result, we could lose access to our U.S. vault cash due to circumstances that we would be unable to foresee and that are beyond our control.

     If our U.S. vault cash arrangement terminates, we may be unable to obtain vault cash from alternative sources on acceptable terms or at all. If we do not have access to vault cash for our full placement ATMs and those of our merchant-owned ATMs for which we provide vault cash, we will have to suspend our operations with respect to these ATMs, our results of operations will be reduced and the value of your investment will decrease.

Loss of our photocopier placement contract with Albertson’s would materially reduce our photocopier sales.

     For 2004, Albertson’s represented 8.0% of our photocopier net sales, and 9.2% of our photocopiers were located with them. A loss of this contract would result in a material reduction in our photocopier sales and, due to the number of photocopiers affected and the potential difficulty of redeploying these machines, could result in a write down of our fixed assets.

The average length of our photocopier placement contracts is approximately one and one-half years. To the extent merchants do not renew their contracts with us, our photocopier sales will decline.

     As of September 30, 2004, the average remaining term of our photocopier contracts was 1.5 years. For the first nine months of 2004, photocopier net sales represented 49% of our net sales. If a significant number of merchants choose not to renew their contracts with us for photocopier placement, it could reduce our sales and operational profitability.

If photocopy volumes continue to decline, it could reduce our sales.

     Our photocopier volume has declined significantly over the past five years. Our recent price increase, while reducing the declining sales trend, has amplified the volume decline. Due to the competitive environment, we may not be able to continue to work with merchants to increase prices to offset volume declines. Although we expect that our photocopy volume will be favorably impacted during 2005 as a result of our new contract to place photocopiers in all 1,549 U.S. Eckerd/Brooks Pharmacy locations, we believe that the historical decline will resume in 2006 unless we can identify similar opportunities. If the volume decline resumes in 2006 and we are unable to institute offsetting price increases, our photocopier sales will be reduced.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial reports.

     During the course of the challenging evaluation, attestation, and compliance process required by Section 404, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act. If we fail to maintain adequate internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to conclude on an ongoing basis that effective internal controls over financial reporting are in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment, as well as to receive an unqualified opinion, could result in a loss of investor confidence regarding the accuracy and completeness of our financial reports.

ITEM 2. PROPERTIES

     Our principal offices are located at 5208 N.E. 122nd Avenue, Portland, Oregon 97230-1074. We originally leased approximately 60,000 square feet of space in Portland, which has been reduced to approximately 46,000 square feet. A reduction in rent, corresponding to the decrease in amount of space leased, took effect in August 2004. The lease runs until 2010, with an option for an additional five-year term. We lease 3,100 square feet of office space in Philadelphia, Pennsylvania for use as executive offices under a lease that expires in 2007 without renewal options. We lease approximately 15,400 square feet of space in Crawley, England for use as our U.K. headquarters. The lease runs until 2012, with no option for renewal. We also lease an aggregate of approximately 100,000 square feet of space at 50 different locations in the United States, the United Kingdom and Canada for our field service operations. These leases expire at various times between 2005 and 2012. We believe that our leases are at competitive or market rates. If we cannot renew any of our current leases we do not anticipate that we will have difficulty in leasing suitable replacement space.

ITEM 3. LEGAL PROCEEDINGS

Settlement of Litigation

     In the ordinary course of business, we may be subject to lawsuits, investigations and claims. As of the date of this filing there were no material legal proceedings pending against us.

     In order to settle litigation that is described in note 16 to our audited consolidated financial statements that are included in this filing, we made a payment of $1.8 million in April 2003. We are seeking payment of the settlement amount from our directors’ and officers’ liability insurance carrier. Although we believe we have a valid claim under our insurance policies, we are unable to provide an accurate assessment of whether the insurance carrier will pay for all or any portion of the settlement amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Range

     Our common stock is quoted on the Nasdaq National Market under the symbol “TRMM.” From September 30, 2002 through July 12, 2004 our common stock was quoted on the Nasdaq SmallCap Market under the same symbol, and was quoted on the Nasdaq National Market before September 30, 2002.

     The following table sets forth the high and low bid prices as reported by the Nasdaq National Market and the Nasdaq SmallCap Market during the past two years.

	High	Low
2004
4th Quarter	$24.38	$16.17
3rd Quarter	$19.75	$10.87
2nd Quarter	$27.00	$11.50
1st Quarter	$20.27	$7.95
2003
4th Quarter	$9.81	$3.96
3rd Quarter	$4.50	$1.84
2nd Quarter	$1.96	$0.75
1st Quarter	$1.23	$0.50

     As of March 15, 2005, there were 13,956,376 shares of common stock outstanding held by 173 persons of record.

Dividends

     We have not paid any dividends on our common stock, and we do not plan to pay dividends on our common stock for the foreseeable future. We intend to retain earnings, if any, to fund the development and growth of our business operations. Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors will include our earnings, financial condition, cash requirements and whether attractive acquisition or business expansion opportunities exist.

     Our ability to pay cash dividends on our common stock is further subject to restrictions imposed by our credit facility with Bank of America which prohibit us from paying cash dividends on our common stock without Bank of America’s consent.

Securities Authorized for Issuance under Equity Compensation Plans

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding shares reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock option plans	1,484,950	$5.29	12,100
Equity compensation plans not approved by security holders:
2001 Nonqualified Stock Option Plan	95,000	$12.12	5,000

Total	1,579,950	$5.70	17,100

     On October 26, 2001, we reserved 100,000 of our authorized common shares for issuance under a nonqualified stock option plan that was adopted May 28, 2001. Our board of directors determines the exercise price of nonqualified stock option grants under the plan, but the price may not be less than the fair market value on the date of grant.

Purchases of Equity Securities

     During the fourth quarter of 2004, we repurchased certain shares of our Series A preferred stock as shown in the table below:

			Total number of	Maximum
			shares	number of shares
			purchased as	that may yet be
			part of publicly	purchased under
	Total number of	Average price	announced plans	the plan or
Period	shares purchased	paid per share	or programs	programs
October 2004	4,332	$11.25	N/A	N/A
November 2004	12,698	$11.25	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for, and as of the years ended December 31, 2002, 2003 and 2004 have been derived from our audited financial statements. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

Selected Financial Data
Years ended December 31, 2000 - 2004
(In thousands, except per share and other operating data)

	2000	2001	2002	2003	2004
Sales	$75,243	77,850	$82,615	$94,822	$126,027
Sales discounts	(12,268)	(12,810)	(14,691)	(16,625)	(33,385)
Net sales	62,975	65,040	67,924	78,197	92,642
Operating income (loss)	(3,106)	(126)	(2,198)	10,116	13,737
Income (loss) from continuing operations	(2,675)	(2,330)	(4,150)	6,185	8,347
Income (loss) from discontinued operations	(2,080)	(4,132)	143	(729)	(419)
Cumulative effect of change in accounting principle	856	—	—	—	—
Net income (loss)	(3,899)	(6,462)	(4,007)	5,456	7,928
Preferred stock dividends	(1,500)	(1,500)	(1,500)	(1,500)	(1,329)
Income (loss) from continuing operations available to common stockholders	(4,175)	(3,830)	(5,650)	4,056	6,050
Basic income (loss) per share from continuing operations	(.59)	(.54)	(.80)	.57	.66
Diluted income (loss) per share from continuing operations	(.59)	(.54)	(.80)	.55	.60

Balance Sheet Data:
Working capital (deficit)	(3,072)	(2,742)	(1,858)	2,263	(9,203)
Total assets	134,089	111,556	108,854	112,275	357,300
Long-term debt	43,474	43,000	44,240	37,358	196,167
Preferred stock	19,798	19,798	19,798	19,798	11,620
Shareholders’ equity	54,547	45,332	42,094	48,876	111,712

Other Operating Data:
TRM Copy Centers	33,108	29,706	28,399	26,317	24,484
ATM locations	1,857	2,082	3,057	3,416	21,261

Notes regarding comparability of information:

     1. We formed iATMglobal.net in 2000, and disposed of our interest in iATMglobal.net in 2002. We show the results of the disposed operations of iATMglobal.net as discontinued operations.

     2. During the fourth quarter of 2004, we discontinued efforts in the software development segment of our business. We show the results of the software development segment as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this report that do not relate to historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,”

“could,” “may,” “project” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are among the factors that may cause our actual results to differ materially from the forward-looking statements. All of our forward-looking statements should be considered in light of these factors. You should not put undue reliance on any forward-looking statements. All of our forward-looking statements speak only as of their respective dates. We undertake no obligation to update our forward-looking statements to reflect new information or future events or for any other reason, except as required by law.

Overview

     We are a large-scale, multinational owner and operator of ATM networks with operations in the United States, the United Kingdom and Canada. With our November 2004 acquisition of eFunds Corporation’s ATM business, we have the second largest off-premises ATM network in both the United States and the United Kingdom, and the third largest off-premises ATM network in Canada, managing approximately 15,621 ATMs in the United States, 1,801 ATMs in Canada and 3,839 ATMs in the United Kingdom as of December 31, 2004. In addition, with approximately 24,400 self-service merchant-based photocopiers in the United States, the United Kingdom and Canada as of December 31, 2004, we believe we have the largest such photocopier network in the world.

     Primarily as a result of our growing ATM business, our net sales increased from $67.9 million in 2002 to $92.6 million in 2004. With the acquisition of the eFunds ATM business in the fourth quarter of 2004, we expect that our net sales will increase significantly again in 2005.

     Since current senior management assumed leadership in June 2002, we have focused on improving the profitability of our business. As a result, operating losses of $126,000 in 2001 and $2.2 million in 2002 have been reversed as we achieved operating income of $10.1 million in 2003 and $13.7 million in 2004.

     ATM operations. We entered the ATM business in 1999, believing it to be a natural extension of our background in providing photocopiers to consumers in retail environments. In the five years since we entered the business we have expanded our ATM networks to include 21,261 ATMs as of December 31, 2004. We have been able to grow our ATM business by acquiring ATMs or ATM networks, establishing new merchant relationships, expanding existing merchant relationships and displacing existing third-party operators as their contracts expire. As a result of the increasing size of our ATM networks, improved transaction pricing, our institution of a redeployment program for underperforming machines and favorable exchange rate movements, our ATM net sales increased from $23.1 million in 2002 to $34.5 million in 2003 and $50.5 million in 2004.

     ATM acquisitions. We have actively pursued acquisitions of ATM networks since the second half of 2003. We acquired a 20-ATM U.S. network in February 2004 from a company that continues to serve as a distributor for us. In June 2004, we entered the Canadian ATM market through our acquisition of Mighty Cash, which had 72 ATMs. We added 447 ATMs to our U.K. networks through our acquisition of Inkas Financial in March 2004, and added 350 ATMs to our U.K. networks by purchasing a portfolio of contracts in July 2004.

     In November 2004, we acquired the ATM business of eFunds, including ownership and/or management of approximately 14,000 ATMs in the United States and 1,700 ATMs in Canada. At the time we acquired the eFunds ATM business, we reported that it included approximately 17,000 ATMs based on information provided to us by eFunds. After the closing, we discovered that merchant contracts with respect to 1,206 of the ATMs reported on the original transfer of sites had expired and that these machines should not have been reported as active at the time of the closing of the acquisition. We are currently exploring our remedies under the acquisition agreement in connection with the over-reported ATM number. However, because monthly transaction levels at the active ATMs have exceeded our expectations, we believe that the additional revenues from these machines will offset the shortfall in the number of ATMs from a gross revenue standpoint. In addition, we believe that we will be able to obtain significant cost reductions as compared to eFunds’ historic costs.

     We are currently evaluating additional acquisitions and expect to pursue growth opportunities as we identify attractive candidates. We focus our acquisition program on targets in the United States, United Kingdom and Canada, but expect to pursue acquisitions in other countries as opportunities arise. When we acquire ATMs, or a company owning and operating ATMs, we immediately move to integrate the operations into our existing network to increase efficiencies and decrease operating expenses, such as transaction processing and servicing costs. If necessary, we also seek to gradually increase the withdrawal fees on the ATMs to levels we believe will maximize the profitability of the machines.

     Photocopier operations. We entered the photocopier business in 1981. As a result of increased competition from specialty full-service business centers, copy and print shops, photocopiers located at other convenient merchant locations and home photocopiers and printers, the average number of photocopies made per installed machine has declined from 33,864 in 2002 to 31,380 in 2003 and 24,144 in 2004. Contributing to these declines was our decision in the fourth quarter of 2002 to work with our merchants to increase per copy charges, which was based on our determination that sales resulting from the increased prices, together with cost savings, would exceed sales lost through the decreased volumes we expected that the price increases would produce. In addition, we started a program in 2002 to remove low-volume photocopiers from service or redeploy them to higher traffic locations. As a result, we reduced the number of photocopiers we had in service from 29,707 as of December 31, 2001 to 24,484 as of December 31, 2004. Our photocopier net sales in 2004 were $42.2 million, a decrease of $1.6 million from $43.7 million of photocopier net sales for 2003. In December 2004, we entered into a long-term agreement with Eckerd/Brooks Pharmacy to operate photocopiers in each of its 1,549 U.S. locations, phased in over a nine-month period. This agreement builds upon the 200 Eckerd installations we previously had in place.

Consolidated Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales for each item on our consolidated statements of operations.

	Percentage of sales
		Year ended
	December 31,
	2002	2003	2004
Sales	100.0%	100.0%	100.0%
Less discounts	17.8	17.5	26.5

Net sales	82.2	82.5	73.5
Cost of sales	51.4	46.0	39.8

Gross profit	30.8	36.5	33.7
Selling, general and administrative expense	31.0	25.1	22.7
Asset retirements	2.5	0.7	0.1

Operating income (loss)	(2.7)	10.7	10.9
Interest expense	1.9	1.1	1.4
Other expense (income), net	2.3	(0.1)	(0.2)

Income (loss) from continuing operations before income taxes	(6.9)	9.7	9.7
Provision (benefit) for income taxes	(1.9)	3.1	3.1

Income (loss) from continuing operations	(5.0)	6.6	6.6
Income (loss) from discontinued operations	0.1	0.8	0.3

Net income (loss)	(4.9)%	5.8%	6.3%

     During the fourth quarter of 2004, we decided to discontinue efforts in the software development segment of our business. In December 2004, the last employee of Strategic Software Solutions, our software development subsidiary, was terminated and we negotiated termination of Strategic Software Solutions’ office lease and accrued a related penalty. Therefore, results in the software development segment have been reflected as discontinued operations.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

ATM Results of Operations

	For the year ended December 31,
		% of		% of
	2003	Sales	2004	Sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$39,044	93.9%	$71,431	95.4%
Service sales	195	0.5	2,196	2.9
Sales of ATM equipment	2,333	5.6	1,269	1.7

Total sales	41,572	100.0	74,896	100.0
Less discounts	7,110	17.1	24,438	32.6

Net sales	34,462	82.9	50,458	67.4
Cost of sales	18,384	44.2	27,437	36.7

Gross profit	$16,078	38.7%	$23,021	30.7%

Operating Data:
Average number of ATMs	3,247		6,201
Withdrawal transactions	15,318,078		26,714,455
Average withdrawals per ATM per month	393		359
Average transaction-based sales per withdrawal transaction	$2.55		$2.67
Average discount per withdrawal transaction	0.46		0.91

Net transaction-based sales per withdrawal transaction	$2.09		$1.76

Photocopier Results of Operations

	For the year ended December 31,
		% of		% of
	2003	Sales	2004	Sales
	(in thousands, except operating and percentage data)
Sales	$53,250	100.0%	$51,131	100.0%
Less discounts	9,515	17.9	8,947	17.5

Net sales	43,735	82.1	42,184	82.5
Cost of sales	25,243	47.4	22,775	44.5

Gross profit	$18,492	34.7%	$19,409	38.0%

Operating Data:
Average number of photocopiers	27,385		25,239
Average photocopies per machine per month	2,615		2,012
Average sales per photocopier per month	$162.04		$168.82
Average sales per photocopy	$0.062		$0.084
Average discount per photocopy	$0.011		$0.015
Average net sales per photocopy	$0.051		$0.069
Average gross profit per photocopy	$0.022		$0.032

Sales

     In 2004, consolidated sales increased by $31.2 million, or 32.9%, to $126.0 million from $94.8 million in 2003. ATM sales increased by $33.3 million, and photocopier sales decreased by $2.1 million.

     During 2004, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the British pound and, to a lesser extent, the Canadian dollar. Approximately 38% of our consolidated sales for 2004 were produced in the United Kingdom by our U.K. subsidiaries and 6% were produced in Canada by our Canadian subsidiaries. The average exchange rate during 2004 for the British pound was $1.829 to £1.00, compared to $1.628 to £1.00 during 2003, while the average exchange rate for the Canadian dollar was $0.768 to C$1.00 in 2004 as compared to $0.710 to C$1.00 in 2003. As a result of this increase in the value of the British pound and Canadian dollar, we reported $5.8 million more in sales during 2004 than we would have reported had the exchange rate remained constant at the average for 2003. This gain was substantially offset by a corresponding increase in expenses.

     ATM sales. ATM sales were $74.9 million for 2004 compared to $41.6 million for 2003. The $33.3 million increase in ATM sales was due to a combination of a $32.4 million increase in transaction-based sales and a $2.0 million increase in service sales, which were partially offset by a $1.1 million decrease in sales of ATM equipment.

     The $32.4 million increase in transaction-based sales resulted from:

•	Expansion of our ATM network — The average number of transacting ATMs in our network during 2004 increased by 91% compared to 2003. The increase of 2,954 average ATMs reflects the acquisition of 974 existing ATM contracts between February and July 2004 and the acquisition of the eFunds network of approximately 15,700 ATMs in November 2004 in addition to sales of new contracts by our sales force.

•	Price increases — As a result of price increases and the increase in the value of the British pound, the average transaction-based sales generated per withdrawal transaction increased 4.7% to $2.67 for 2004 compared to $2.55 for the same period in 2003.

     These increases were partially offset by a decrease in the average number of withdrawals per unit. Average withdrawals per ATM per month decreased by 8.7%, to 359 for 2004 compared to 393 for 2003. The decrease in average monthly withdrawals per ATM was caused by the ATM contracts acquired from eFunds in November 2004 which historically had lower transactions per unit than our then-existing networks. The former eFunds ATMs averaged 274 transactions in December 2004.

     The value of the British pound relative to the U.S. dollar increased for 2004 compared to 2003, resulting in a $4.7 million increase in ATM sales. This increase was substantially offset by the exchange rate-related increase in costs.

     Photocopier sales. Photocopier sales in 2004 were $51.1 million, down $2.1 million compared to 2003. The $2.1 million decrease resulted primarily from:

•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 29.1% for 2004 compared to 2003, to 609 million copies from 859 million copies, due to a combination of:

•	A decline in installed photocopiers to an average of 25,239 in 2004 from an average of 27,385 in 2003, as we continued a program of eliminating lower volume sites that were unprofitable; and

•	A decline in the average number of photocopies made per unit per month to 2,012 in 2004 from 2,615 in 2003 due primarily to price increases, as well as competition from alternative media and photocopying services.

     The declining volume was partially offset by:

•	Price increases — The average sales price per photocopy increased to $0.084 in 2004 from $0.062 in 2003 as a result of our working with merchants to implement price increases in most of our photocopier locations. The average sales per installed unit per month increased by 4.2% to $168.82 in 2004 compared to $162.04 in 2003.

•	Exchange rate benefit — The value of the British pound and Canadian dollar relative to the U.S. dollar increased for 2004 compared to 2003, resulting in a $1.2 million increase in photocopier sales. This increase was substantially offset by the exchange rate-related increase in costs.

Sales Discounts

     Sales discounts on a consolidated basis as a percentage of sales were 26.5% in 2004 and 17.5% in 2003. Sales discounts in the ATM business increased to 34.2% of transaction-based sales in 2004 from 18.2% in 2003. The increased discounts were caused by an increase in the percentage of merchants who both own the ATM and provide their own cash in their ATMs. Most of the ATMs acquired during 2004 are merchant-owned ATMs. Sales discounts in the photocopier business declined slightly, to 17.5% of sales in 2004 compared to 17.9% of sales in 2003.

Cost of Sales

     Cost of sales on a consolidated basis decreased to 39.8% of sales in 2004, from 46.0% in 2003. Cost of sales as a percentage of sales declined in both our ATM and photocopier segments.

     ATM cost of sales. Cost of sales in the ATM business increased by $9.1 million to $27.4 million in 2004 from $18.4 million in 2003, as a result of:

•	Our ATM networks increased to an average of 6,201 ATMs in 2004 compared to an average of 3,247 in 2003.

•	Exchange rate effects — The ATM segment reported approximately $2.0 million more in cost of sales in 2004 than it would have reported had the exchange rate for the British pound remained at the average for 2003.

     Cost of sales from ATM operations (excluding sales of ATM equipment and the related cost of sales) declined to 37.3% of sales from 44.0% in 2003. This decrease resulted from increases in the percentage of merchant owned ATMs.

     Photocopier cost of sales. Cost of sales in our photocopier business decreased by $2.5 million, to $22.8 million in 2004 from $25.2 million in 2003, due primarily to a 29.1% decrease in photocopy volume. The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies of $1.4 million, and a reduction in depreciation of $1.0 million.

     These savings were partially offset by exchange rate effects, as we reported approximately $597,000 more in photocopier cost of sales in 2004 than we would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for 2003.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $4.8 million to $28.6 million in 2004 from $23.8 million in 2003. Specific increases included:

•	A $1.8 million increase in amortization expense due to the inclusion in 2004 of amortization of intangible assets relating primarily to ATM contracts acquired in 2004.

•	A $1.3 million increase in labor-related expense. This increase of 11.5% was caused by an increase in administrative employees necessary to accommodate our expanding business, including integration of businesses acquired in 2004.

•	An $826,000 increase in travel expense due to ATM business acquisition and capital raising activities.

•	A $1.0 million increase due to the increase in the value of the British pound and Canadian dollar.

Asset Retirements

     During 2003, we determined that it was unlikely that photocopiers with a net book value of $626,000 held in storage would be returned to service. Accordingly, we charged the net book value of this equipment to expense.

Interest Expense

     Interest expense increased by $697,000 to $1.7 million in 2004 from $1.0 million in 2003. The increase was primarily due to borrowings on our new credit facility in the fourth quarter of 2004 to finance the acquisition of the eFunds ATM business.

Tax Rate

     Our effective tax rate for 2004 was 32.0%, resulting in a tax provision of $3.9 million. For 2003 our effective tax rate was 32.9%, and the tax provision was $3.0 million.

Loss from Discontinued Operations

     Our software development segment, which is shown as discontinued operations in our consolidated statement of operations, had losses of $419,000 in 2004 and $729,000 in 2003. Software development sales have been insignificant since the substantial completion of a development contract with NCR Corporation in the second quarter of 2003. The last employee of our software development segment was terminated in the fourth quarter of 2004.

Net Income

     Net income for 2004 was $7.9 million, an increase of $2.5 million over the $5.5 million in net income for 2003. After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders, net income from continuing operations available to common shareholders was $6.0 million in 2004 and $4.4 million in 2003. Increased ATM transactions and higher transaction fees for our ATMs primarily contributed to the $7.9 million increase in our gross profit to $42.4 million in 2004. Increases in selling, general and administrative expense of $4.8 million and the increase in the provision for income taxes of $1.2 million partially offset the increased gross profit.

     Subsequent to 2004, on March 5, 2005 our Series A preferred stock automatically converted to common stock, resulting in the issuance of 725,497 shares of common stock. Under the conversion requirements, we must pay the accrued dividend on the Series A preferred stock from January 1, 2005 through March 5, 2005 of $145,101.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

ATM Results of Operations

	For the year ended December 31,
		% of		% of
	2002	Sales	2003	Sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$27,785	99.9%	$39,044	93.9%
Service sales	—	0.0	195	0.5
Sales of ATM equipment	32	0.1	2,333	5.6

Total Sales	27,817	100.0	41,572	100.0
Less discounts	4,702	16.9	7,110	17.1

Net sales	23,115	83.1	34,462	82.9
Cost of sales	14,867	53.4	18,384	44.2

Gross profit	$8,248	29.7%	$16,078	38.7%

Operating Data:
Average number of ATMs	2,672		3,247
Withdrawal transactions	12,562,726		15,318,078
Average withdrawals per ATM per month	392		393
Average transaction-based sales per withdrawal transaction	$2.21		$2.55
Average discount per withdrawal transaction	0.37		0.46

Net transaction-based sales per withdrawal transaction	$1.84		$2.09

Photocopier Results of Operations

	For the year ended December 31,
		% of		% of
	2002	Sales	2003	Sales
	(in thousands, except operating and percentage data)
Sales	$54,798	100.0%	$53,250	100.0%
Less discounts	9,989	18.2	9,515	17.9

Net sales	44,809	81.8	43,735	82.1
Cost of sales	27,585	50.4	25,243	47.4

Gross profit	$17,224	31.4%	$18,492	34.7%

Operating Data:
Average number of photocopiers	28,926		27,385
Average photocopies per machine per month	2,822		2,615
Average sales per photocopier per month	$157.87		$162.04
Average sales per photocopy	$0.056		$0.062
Average discount per photocopy	$0.010		$0.011
Average net sales per photocopy	$0.046		$0.051
Average gross profit per photocopy	$0.018		$0.022

Sales

     For the year ended December 31, 2003, our consolidated sales increased by $12.2 million, or 14.8%, to $94.8 million from $82.6 million in 2002. ATM sales increased by $13.8 million in 2003 as compared to 2002, while photocopier sales decreased by $1.5 million.

     During 2003 our sales and expenses were affected by a decline in the value of the U.S. dollar as compared to the British pound. Approximately 36.8% of our 2003 consolidated sales were produced in the United Kingdom. The average exchange rate during 2003 was $1.6407 to £1.00, compared to $1.4960 to £1.00 during 2002. As a result of this increase in the value of the British pound in 2003, we reported $3.0 million more in sales during 2003 than we would have reported had the exchange rate remained constant at the 2002 average. As we describe below, this gain was substantially offset by a corresponding increase in related U.K. expenses.

     ATM sales. Our ATM sales were $41.6 million in 2003 compared to $27.8 million in 2002. The $13.8 million increase in ATM sales is attributable to an $11.3 million increase in transaction-based sales, a $195,000 increase in service sales and a $2.3 million increase in sales of ATM equipment.

     The $11.3 million increase in transaction-based sales is a result of:

•	An expansion of our ATM network — The average number of transacting ATMs in our network during 2003 increased by approximately 21% compared to 2002.

•	Redeployment of ATMs — Under an asset management strategy of moving ATMs from lower to higher transaction volume sites, we redeployed 960 ATMs in 2003.

•	Price increases — Due in part to increases in the withdrawal fee per transaction that we initiated in the second half of 2002 and continued into 2003, the average transaction-based sales generated per withdrawal transaction increased by approximately 15%, to $2.55 in 2003 from $2.21 in 2002.

•	Exchange rate benefits.

     The value of the British pound relative to the U.S. dollar increased during 2003, resulting in a $2.3 million increase in our ATM sales in 2003 as compared to 2002. This increase was substantially offset by the exchange rate-related increase in costs.

     Photocopier sales. Photocopier sales in 2003 were $53.3 million compared to $54.8 million in 2002. The $1.5 million decrease resulted primarily from:

•	Declining photocopy volume — Photocopy volume for our photocopier business declined by 12.3% in 2003, to 859 million photocopies from 980 million photocopies in 2002, due to a combination of:

•	a decline in installed photocopiers to an average of 27,385 in 2003 from 28,926 in 2002, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable; and

•	a decline in the average number of photocopies made per unit per month to 2,615 in 2003 from 2,822 in 2002 due to competition from alternative media and copying services.

     Our declining photocopy volume was partially offset by:

•	Price increases — Our average sales price per photocopy increased to $0.062 in 2003 from $0.056 in 2002 as a result of our working with our merchants to implement price increases in most of our photocopier locations, resulting in an increase in sales per average installed unit to $1,944 in 2003 from $1,894 in 2002.

•	Exchange rate benefits — Our photocopier segment reported approximately $780,000 more in sales in 2003 than it would have reported had the exchange rate for the British pound remained at the 2002 average. This increase was substantially offset by the exchange rate-related increase in costs.

Sales Discounts

     Sales discounts as a percentage of consolidated sales were 17.5% in 2003 and 17.8% in 2002. Sales discounts in the ATM business increased to 18.2% of transaction-based sales from 16.9% in 2002. The increased discounts were caused by an increase in the percentage of our U.K. merchants who supply their own cash and thereby receive a higher share of the withdrawal fees. Sales discounts in the photocopier business decreased slightly in 2003, to 17.9% of sales from 18.2% in 2002. This decrease was due to decreased photocopy volumes, which decreased the percentage of photocopier sales we were required to pay to merchants.

Cost of Sales

     Cost of sales on a consolidated basis increased by $1.2 million in 2003, but decreased as a percentage of sales to 46.0% in 2003 from 51.4% in 2002.

     ATM cost of sales. Cost of sales in our ATM operations increased by $3.5 million, to $18.4 million in 2003 from $14.9 million in 2002, as a result of:

•	increased transaction volume as we discuss in “Sales” above;

•	increased sales of ATMs — we sold 291 ATMs in 2003 as compared to 67 ATMs in 2002; and

•	exchange rate effects.

     Our ATM segment reported approximately $1.0 million more in cost of sales in 2003 than would have been reported had the U.S. dollar exchange rate for the British pound remained at the 2002 average. This increase was substantially offset by the exchange rate-related increase in costs.

     Cost of sales from our ATM operations (excluding the sale of ATM equipment and the related costs of sale) declined to 41.2% of sales from 53.5% in 2002. This percentage decrease resulted from increases in the amount of sales per transaction in addition to a decrease in per transaction cost due primarily to our renegotiation of some of our processing contracts. Excluding the cost of ATM equipment sold and related commissions, the cost of sales in our ATM business decreased to $1.06 per transaction in 2003, compared to $1.18 per transaction in 2002.

     Photocopier cost of sales. Cost of sales in our photocopier business decreased by $2.3 million in 2003, due primarily to:

•	decreased photocopy volume — the decrease in photocopy volume resulted in:

•	a decline in the cost of paper by $715,000, and

•	a reduction in the cost of labor by $572,000; and

•	a decrease of $707,000 in the cost of scrapped and obsolete materials in 2003 as compared to 2002 following substantial completion of our inventory management program in 2002.

These decreases were partially offset by exchange rate effects, as we reported approximately $470,000 more in photocopier cost of sales in 2003 than we would have reported had the exchange rate between the U.S. dollar and the British pound remained at the 2002 average.

     We do not anticipate that expenses for scrapped and obsolete materials will be significant going forward since parts and supplies inventory levels were reduced 52.4% worldwide in 2002 and 2003 as a result of our inventory management program. On a per photocopy basis, our photocopier cost of sales increased 4.3%, to $0.029 in 2003 from $0.028 in 2002.

Selling, General and Administrative Expense

     Selling, general and administrative expense decreased by $1.8 million, to $23.8 million in 2003 from $25.6 million in 2002. This reduction in expense was due in substantial part to a reduction in labor cost. At the beginning of the third quarter 2002, we determined that we were overstaffed for current business demands and, in combination with a number of other cost-saving measures such as eliminating overnight freight, renegotiating telephone provider contracts, bringing armored car administration in-house and bringing ATM maintenance in-house, began a reduction in work force throughout our operations. The reduction in U.S. employees took place primarily in the second half of 2002; the reduction in U.K. employees took place in the first quarter of 2003. Due to the timing of this action as well as the cost of severance payments, we did not realize the full cost savings from these actions in 2002. The decrease in labor expense was partially offset by a $586,000 increase in selling, general and administrative expenses in our U.K. subsidiaries as a result of the increased value of the British pound relative to the U.S. dollar in 2003 as compared to 2002.

Asset Retirements

     Asset retirements totaled $626,000 in 2003 and $2.0 million in 2002. In the fourth quarter of 2002, we determined that certain of our Mita analog photocopiers we held in storage would not likely be returned to service based upon:

•	our commitment to purchase 850 more technologically advanced Konica photocopiers during 2003,

•	year-over-year declines in photocopy volumes, and

•	what we believed were limited opportunities for large-scale photocopier expansion.

     As a result, in the fourth quarter of 2002 we charged $2.0 million, representing the net book value of these photocopiers, to expense.

     During 2003 we wrote off additional equipment with a net book value of $626,000, which primarily consisted of additional older photocopiers that had been taken out of service and were not likely to be returned to service.

Interest Expense

     Interest expense declined 34.5% to $1.0 million in 2003, from $1.6 million in 2002. The decrease in interest expense resulted primarily from a decrease in the principal amount of our interest-bearing obligations and from the lower interest rates on our long-term debt as a result of a new loan agreement with Bank of America entered into in May 2003. The interest rate on our borrowings from Bank of America decreased to 3.8% as of December 31, 2003, compared to 6.25% as of December 31, 2002. Long-term debt and capital leases aggregated $15.0 million as of December 31, 2003, a 28.1% decrease from the $20.8 million balance at the end of 2002.

Other Income, Loss or Expense

     Other income was $133,000 in 2003 compared to $1.9 million of other expense in 2002. The 2002 expense was primarily the result of recognition of a $1.8 million legal liability recorded subsequent to reaching a litigation settlement referred to in note 16 to our consolidated financial statements.

Tax Rate

     Our effective tax rate for 2003 was 32.9%, resulting in a provision for income taxes of $3.0 million, compared to an effective rate of 27.0% and an income tax benefit of $1.5 million in 2002. The change in the effective tax rate for 2003 as compared to 2002 was due primarily to the increase of our U.K. profits as a percentage of our total profits. Since the corporate tax rate is lower in the United Kingdom, as a larger percentage of our pre-tax income is generated in our U.K. operations and is not repatriated to the United States, more of our income will be taxed at the lower tax rate.

Discontinued Operations

     Our software development segment, which is shown as discontinued operations in our consolidated statement of operations, had losses of $729,000 in 2003 and income of $143,000 in 2002. Software development sales had been insignificant since the substantial completion of a development contract with NCR Corporation in the second quarter of 2003. The last employee of our software development segment was terminated in the fourth quarter of 2004.

Net Income

     Our net income of $5.5 million for 2003 reflects a $9.5 million increase from our 2002 net loss of $4.0 million. After giving effect to Series A preferred stock dividends of $1.5 million in each period and a portion of undistributed income allocated to the preferred shareholders in 2003, our net income available to common shareholders was $4.4 million in 2003, compared to a net loss available to common shareholders of $5.7 million in 2002. The increase in net income is primarily attributable to a $9.1 million increase in gross profit, a $1.8 million decrease in selling, general and administrative expense, a $1.4 million decrease in asset retirements, and a $2.0 million net decrease in other expenses, offset by an increase in provision for income taxes of $4.3 million and increased losses from discontinued operations of $1.2 million.

Liquidity and Capital Resources

General

     During 2004, we received $52.5 million in net proceeds from a public offering of our common stock and $4.4 million from the exercise of stock options. We paid off and replaced the existing term loan and lines of credit, replacing them with a new term loan of $120 million and borrowing under domestic and alternative currency lines of credit totalling $9.9 million. We also generated $23.6 million in cash flows from operating activities in 2004 as compared to $13.7 million in 2003. The increase in cash flows from operating activities was due in part to increased profitability and use of tax loss carryforwards, minimizing cash payments for income taxes. We used these cash flows for the following purposes:

•	to expand our business through acquisitions of ATM networks totalling $162.7 million, including acquisition of eFunds’ ATM business;

•	to acquire a minority interest in a publicly-traded U.K. ATM company;

•	to make $11.4 million in equipment purchases, primarily ATM equipment;

•	to redeem a portion of our Series A preferred stock for $4.7 million;

•	to pay preferred stock dividends of $5.6 million; and

•	to make payments of $2.4 million on capital lease obligations.

     We had cash and cash equivalents of $5.6 million as of December 31, 2004, compared to $5.7 million as of December 31, 2003, and a net working capital deficit of $9.2 million at December 31, 2004 compared to net working capital of $2.3 million as of December 31, 2003. Accounts payable increased from $1.4 million as of December 31, 2003 to $18.2 million as of December 31, 2004. This increase reflects increased ATM inventory purchasing in the UK, the acquisition of eFunds accounts payable in November 2004 and increased residual payments due to customers of the former eFunds estate. The current portion of long-term debt increased by $7.0 million to $10.1 million, representing the amount due in 2005 under the new $120 million term loan. Accounts receivable increased $6.1 million, reflecting the acquisition of eFunds’ accounts receivable and the resulting expansion of the billed customer base. Inventories increased $5.8 million, primarily reflecting increased year-end purchases in the UK.

     As we discussed in Item 1, “Business – Governmental and Industry Regulations,” we believe that the remaining cost of upgrading our ATMs to comply with new industry standards known as triple DES and EMV will be approximately $4.5 million in the United States and approximately $4.6 million in the United Kingdom, based upon exchange rates as of February 11, 2005. We will capitalize these costs and depreciate them over the remaining life of each asset.

Bank of America Credit Facility

     General. In connection with the acquisition of eFunds’ ATM business on November 19, 2004, we, together with our U.K. subsidiary, TRM (ATM) Limited, which we refer to as TRM LTD, entered into a $150 million syndicated loan facility underwritten and arranged by Bank of America, N.A, which replaced our previous $8.0 million line of credit. The credit facility includes:

•	a revolving commitment of up to $15 million,

•	an alternative currency commitment of up to $15 million, and

•	a term loan commitment of up to $120 million.

At the time we request additional amounts, we have the right to direct whether such additional amounts are advanced under the revolving commitment as revolving loans, letter of credit obligations or swing-line loans or under the alternative currency commitment as foreign loans (in a currency other than U.S. dollars). We borrowed the $120 million available under the term loan commitment in order to finance, in part, our acquisition of eFunds’ ATM business.

     Maturity date and interest rate. The maturity date of any loans extended under the revolving commitment and the alternative currency commitment is November 19, 2009. The maturity date of the loan extended under the term loan commitment is November 19, 2010.

     The credit facility bears interest at one of two rates, elected at our option for the term loan and the revolving and alternative currency loans:

•	the base rate plus the applicable rate, or

•	the London Interbank Offered Rate (“LIBOR”) plus the applicable rate plus mandatory costs.

The base rate is equal to the higher of the federal funds rate, plus 1/2 of 1%, or the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” LIBOR is the British Bankers Association LIBOR as published by Reuters. Mandatory costs reflect the costs of compliance with the requirements of the Bank of England and/or the Financial Services Authority and the requirements of the European Central Bank.

     The applicable rate for revolving loans and alternative currency loans is as follows:

•	Where our consolidated leverage ratio, that is, the ratio of our debt to our earnings before interest, taxes, depreciation and amortization, or EBITDA, is less than or equal to 2.25, the applicable rate is 2.0% for LIBOR loans and .5% for base rate loans;

•	Where our consolidated leverage ratio is greater than or equal to 2.25 but less than 2.75, the applicable rate is 2.25% for LIBOR loans and .75% for base rate loans;

•	Where our consolidated leverage ratio is greater than or equal to 2.75 but less than 3.25, the applicable rate is 2.5% for LIBOR loans and 1.0% for base rate loans; and

•	Where our consolidated leverage ratio is greater than or equal to 3.25, the applicable rate is 2.75% for LIBOR loans and 1.25% for base rate loans.

     The applicable rate for the term loan is as follows:

•	Where our consolidated leverage ratio is less than or equal to 2.5, the applicable rate is 3.5% for LIBOR loans and 2.0% for base rate loans; and

•	Where our consolidated leverage ratio is greater than 2.5, the applicable rate is 4.0% for LIBOR loans and 2.5% for base rate loans.

     An alternative currency loan must accrue interest as a LIBOR loan.

     As of December 31, 2004, interest on the term loan was 6.46%; interest rates on the domestic and foreign lines of credit were 6.50% and 7.68%, respectively. In the first quarter of 2005 we purchased an interest rate cap, under which we will maintain at least $50 million at a
90-day LIBOR rate not to exceed 5% plus applicable rate plus mandatory costs.

     Collateral. The credit facility is secured by the pledge of the outstanding equity interests in our U.S. subsidiaries and by the pledge of 65% of the outstanding equity interests of each Canadian and U.K. subsidiary. In addition, the credit facility is secured by a mortgage on all property held by us, whether owned or leased, subject to certain limited exceptions.

     Prepayment. We may be required to prepay the loans under certain conditions, including the following:

•	75% of the net cash proceeds received by us as a result of certain dispositions must be applied toward the credit facility, to the extent that such net cash proceeds are not reinvested within 120 days of the date of disposition in assets useful in the same or similar lines of business to that in which we were engaged as of the closing date.

•	75% of the consolidated excess cash flow received by us for any fiscal year must be applied toward the credit facility reduced to 50% if our consolidated leverage ratio as of the last day of such fiscal year is less than 2.5.

•	100% of the net cash proceeds received by us as a result of any debt issuance must be applied toward the credit facility.

•	75% of the net cash proceeds received by us as a result of any equity issuance must be applied toward the credit facility.

In addition, we are required to pay $2.5 million in principal on the term loan quarterly. Any prepayments of principal that we make as a result of the actions listed above will be credited ratably against future repayment obligations.

     The credit agreement requires us to maintain a consolidated net worth of at least $105 million, increased on a cumulative basis as of the end of each fiscal quarter by an amount equal to 75% of consolidated net income for the fiscal quarter then ended. The credit agreement also requires us to maintain a ratio of consolidated debt to consolidated EBITDA as follows:

•	December 31, 2004: 3.75:1.00;

•	from January 1, 2005 through September 30, 2005: 3.50:1.00;

•	from October 1, 2005 through September 30, 2006: 3.00:1.00; and

•	from October 2006 through the maturity date: 2.50:1.00.

     The credit agreement contains covenants customary for loans of this size, including restrictions on incurring additional debt and fundamental changes. It also contains a covenant from us that we will not permit consolidated capital expenditures for any fiscal year to exceed $12.5 million, and permits us to pay dividends only on our preferred equity without lender consent. The events which constitute an event of default under the credit agreement are also customary for loans of this size, including payment defaults, breaches of our representations and covenants, adverse judgments against us in excess of a specified amount and a change in control.

     We were in compliance with the covenants under this facility as of December 31, 2004.

U.S. Vault Cash Facility

     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our U.S. ATMs. We currently have access to $150 million of vault cash under the facility.

     The facility is based on the relationship between three primary companies. These companies are:

•	TRM Inventory Funding Trust, or the Trust. The Trust is a Delaware business trust that was created pursuant to a deposit trust agreement between GSS Holdings, Inc. as depositor, Wilmington Trust Company as owner trustee, and TRM ATM Corporation as servicer. The majority equity holder in the Trust is Autobahn Funding Company, LLC, and the minority equity holder is GSS Holdings, Inc. Neither we, TRM ATM Corporation nor any of our other affiliates have any ownership interest in the Trust.

•	TRM ATM Corporation, or TRM ATM. TRM ATM is one of our subsidiaries and acts as the servicer under the facility.

•	Autobahn Funding Company, LLC, or Autobahn. Autobahn is an affiliate of DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, which is the lender under the facility. Autobahn is independent of us, TRM ATM and our other affiliates.

     Operation of the facility. We obtain our vault cash under the facility pursuant to a Loan and Servicing Agreement. In accordance with that agreement, Autobahn raises funds by issuing asset-backed commercial paper. Autobahn then loans those funds to the Trust at an interest rate equal to the interest rate borne by the commercial paper plus 1.75%. The loaned funds are then deposited into an account from which, at the direction of TRM ATM acting as the servicer of the facility, they are disbursed to an armored car carrier for transportation to our U.S. ATMs. The loaned funds are then available for withdrawal from the ATMs by the public. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay Autobahn.

     The Trust, as borrower under the facility, and TRM ATM, as servicer, use their cash from operations, which is principally derived from ATM withdrawal and interchange fees, to fund a settlement account from which, in combination with its vault cash, TRM ATM directs repayment of the loans to the Trust, the interest on the loans, a specified return on the equity investment made by the investors in the Trust and the fees described below.

     The Trust engages TRM ATM, as servicer, and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement. Under the terms of the November 2004 amendment to the facility, TRM ATM is permitted to subservice certain servicing functions to eFunds pursuant to a master services agreement. For a more complete description of the master services agreement and the acquisition of the eFunds ATM business, see “Business - Acquisition of the eFunds ATM Business.”

     The Loan and Servicing Agreement contains covenants applicable to us, including a minimum tangible net worth requirement. We were in compliance with these covenants as of December 31, 2004.

     Collateral and credit enhancement. The Trust’s borrowings from Autobahn are collateralized by the assets of the Trust, principally the vault cash. In addition, where the vault cash is placed in an ATM, the Trust has a security interest in all of the fees and charges earned or received with respect to that ATM until those fees are distributed to TRM ATM.

     Autobahn is a party to a liquidity purchase agreement with other lenders, which ensures that the Trust continues to have funds available for the term of the agreement and that Autobahn will have the funds necessary to repay the commercial paper it issues. Each lender party to the agreement is required to have a credit rating at least as high as the credit rating of the commercial paper that Autobahn issues.

     Cost of the facility. The primary costs paid in connection with the facility are:

•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.75% plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of December 31, 2004. Autobahn’s annual return is equal to 1.75% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility.

     Risk of loss and insurance. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the minority equity investor and with Autobahn as the majority equity investor. TRM ATM serves only as an administrator or servicer of the Trust.

     We maintain letters of credit totaling $3.6 million, or 5.1% of loans outstanding on December 31, 2004, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities. We maintain insurance on behalf of the Trust to ensure that the cash is safe during its time in our ATM machines.

International Vault Cash Facilities

     Our U.K. ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and is not included on our balance sheet. Outstanding vault cash advances bear interest at 4.1% per year. We are insured against risk of loss while the cash is in or being distributed to our ATM network. During 2004, monthly amounts accessed ranged from £26.4 million ($50.5 million based on exchange rates as of December 31, 2004) to £32.9 million ($62.8 million based on exchange rates as of December 31, 2004) under this arrangement, and we paid a total of $3.2 million for use of the cash.

     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. We assumed this agreement in connection with our acquisition of eFunds’ ATM business in November 2004. As in our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. Outstanding vault cash advances bear interest at the Toronto Dominion Bank prime rate plus 2%. We are insured against risk of loss while the cash is in or being distributed to our ATM network.

Capital Lease Facility

     In the quarter ended September 30, 2002, we negotiated an agreement with Barclay’s Mercantile Business Finance Limited in the United Kingdom that established a lease financing facility with a limit of $11.3 million to finance the acquisition of photocopiers for our U.K. operations. Borrowings under this facility constitute capital lease obligations with terms ranging from three years to five years. As of December 31, 2004, we had $2.6 million of outstanding lease financing under this facility.

Off-balance Sheet Arrangements

     We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Commitments and Obligations

     The following table summarizes our contractual commitments and obligations as of December 31, 2004 (in thousands):

	Payments due by period
Contractual obligations	Total	2005	2006-2007	2008-2009	After 2009
TRM Corporation and subsidiaries
Long-term bank debt	$130,236	$10,059	$20,000	$30,177	$70,000
Capital lease obligations	3,839	2,195	1,559	85	—
Operating leases	7,409	2,631	2,768	1,325	685
Purchase obligations	24,375	5,000	10,000	9,375	—

Total TRM Corporation and subsidiaries	165,859	19,885	34,327	40,962	70,685
TRM Inventory Funding Trust note payable	74,105	—	74,105	—	—

Total contractual cash obligations	$239,964	$19,885	$108,432	$40,962	$70,685

     We ceased paying dividends on our Series A preferred stock after 2000 as a result of the prohibitions contained in our credit facility with Bank of America and cash flow concerns. We resumed payment in the third quarter of 2003 and made the regularly scheduled payments of these dividends thereafter. During 2004 we paid all dividends that had previously accrued with respect to the Series A preferred stock. In March 2005, the remaining Series A preferred stock automatically converted into common stock.

Discontinued and Restructured Operations

     In 2002 we discontinued certain operations of iATMglobal.net, a subsidiary involved in software development for advanced ATM functions. These operations, which were eventually sold to NCR Corporation, contributed $3.1 million and $264,000 of our net losses in 2001 and 2002, respectively. We retained a division of iATMglobal.net, Strategic Software Solutions (SSS), the principal source of sales of which was a software development contract with NCR that we substantially completed in the first quarter of 2003.

     During the fourth quarter of 2004, we decided to discontinue efforts in the software development segment of our business. In December 2004, the last employee of SSS was terminated, and we negotiated termination of SSS’s office lease and accrued a related termination payment. Therefore, results in the software development segment have been reflected as discontinued operations.

Critical Accounting Policies and Estimates

     The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, sales, costs and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to depreciation, intangible assets, inventories, and income taxes. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the following policies as critical to our business operations and to understanding the results of those operations.

     Our use of the units-of-production method of depreciation for our analog Konica photocopiers requires us to estimate their useful life. We have estimated that the useful life of these assets is an average of 500,000 photocopies per machine. As of December 31, 2004, we carried our analog Konica photocopiers on our books at a cost of $50.3 million less accumulated depreciation of $17.4 million. If future losses on disposal or significant decreases in the annual photocopy volume of this class of photocopiers become evidence of a shorter useful life than our original estimate, we will change the depreciable life, resulting in additional depreciation charges on a prospective basis. If the estimated total production volume of these photocopiers were increased by 10%, or 50,000 photocopies, our consolidated depreciation expense for 2004 would have decreased by approximately $178,000; if the estimated total production volume were decreased the same amount, our consolidated depreciation expense would have increased by approximately $218,000.

     We amortize intangible assets with a gross carrying amount of $56.6 million as of December 31, 2004, over estimated useful lives of five to ten years. Acquired contracts, with a gross carrying amount of $45.3 million are being amortized over ten years, primarily on an accelerated basis intended to reflect the cash flow patterns and duration used in estimating the value of those contracts. A reduction in the estimated useful lives of our intangible assets would result in additional amortization expense on a prospective basis. Additionally, all intangible assets, including goodwill of $118.4 million, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. In any period that we determine the carrying amount of our intangible assets exceeds its fair value, an impairment loss equal to the difference between the carrying amount and fair value will be charged to expense.

     We maintain reserves for estimated obsolescence or unmarketable inventory, such as signage, equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, we may need to decrease our estimate of the market value of our inventory and, as a result, increase our reserves.

     We have established a valuation allowance to reduce our deferred tax assets to the amount that we believe we will realize. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we will not realize all or part of our net deferred tax assets in the future, we will be required to reduce our deferred tax assets and charge the amount of the reduction to expense in the period in which we make the determination. Similarly, if we determine that we will realize deferred tax assets in excess of their net recorded amount, we would increase income in the period in which we make the determination.

New Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FIN 46 in FIN 46R, in part to clarify certain of the provisions and implementation issues of FIN 46. FIN 46 applies immediately to variable interest entities, or VIEs, created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ended after December 15, 2003 to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. We adopted the provisions of FIN 46 and FIN 46R as of December 31, 2003. In accordance with FIN 46 and FIN 46R, we consolidated the accounts of TRM Inventory Funding Trust with our accounts as of December 31, 2003.

     In March 2004, the FASB approved Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share,” or EITF 03-6. EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards (“SFAS”) No. 123. EITF 03-6 became effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share information. Our Series A preferred stock qualified as a participating security under EITF 03-6. Accordingly, we have adopted the use of the two-class method for the computation of earnings per share in the second quarter of 2004. EITF 03-6 provides a new method for calculating per share earnings and does not otherwise affect our financial statements or have any economic or operating impact on us. Previously reported earnings per share amounts have been restated as described in the Notes to Consolidated Financial Statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective for our third quarter beginning July 1, 2005 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a significant impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the financial statement impact of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.

Interest Rate Risk

     We invest our cash in money market funds. The income earned from these money market funds is subject to changes in interest rates. Interest income was $90,000 for 2003 and $357,000 for 2004. A 10% change in interest rates earned would not have had a material effect on our net income.

     The interest rates under our new credit facility are discussed in “Liquidity and Capital Resources – Bank of America Credit Facility,” above. As of December 31, 2004, we had $3.5 million outstanding under our revolving line of credit, $6.7 million outstanding under our alternative currency facility, and $120 million outstanding under our term loan. As of December 31, 2004, the weighted average interest rate on this borrowing was 7.0%. If the interest rate on our borrowings increased or decreased by 1%, our interest expenses would increase or decrease by $1.3 million.

     The Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $27.5 million as of December 31, 2003 and $74.1 million as of December 31, 2004 under this arrangement. The weighted average interest rate on these borrowings as of December 31, 2004 was 4.1%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $984,000 and $1.4 million for 2003 and 2004, respectively. If the interest rate for the Trust’s borrowings as of December 31, 2004 increased by 1%, to a weighted average of 5.1%, our cost of sales would increase by $741,000 per year.

     Our U.K. ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and is not included on our consolidated balance sheet. During 2003 the amounts we accessed each month ranged from £12.8 million ($22.9 million based upon exchange rates as of December 31, 2004) to £28.6 million ($51.1 million based upon exchange rates as of December 31, 2004). During 2004 the amounts we accessed each month ranged from £26.4 million ($50.5 million based upon exchange rates as of December 31, 2004) to £32.9 million ($62.8 million based upon exchange rates as of December 31, 2004). Fees that we pay for use of the cash are related to the bank’s interest rates. Based on the £29.1 million balance being used as of December 31, 2004, if the cost of the cash increased by 1%, our cost of sales would increase by £291,000 ($554,000 based upon exchange rates as of December 30, 2004) per year.

Foreign Currency Risk

     We have international subsidiaries subject to foreign currency exchange rate exposure. We realize sales from, and pay the expenses of our international operations in British pounds and Canadian dollars. Accordingly, we are exposed to the risk of foreign exchange rate fluctuations.

     Foreign exchange rate transaction gains, net of losses, were $242,000 and $341,000 for 2003 and 2004, respectively. If foreign currency rates were to fluctuate from rates as of December 31, 2004, our financial position might be materially affected. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates as of December 31, 2004, the potential increase in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $3.0 million. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the average for 2004, the impact on sales would have been an aggregate increase of approximately $5.7 million, or 4.5%. The impact on net income for 2004 would have been an aggregate increase of approximately $662,000, or 7.1%. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates as of December 31, 2004, the potential decrease in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $3.0 million. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the average quoted foreign currency exchanges rates for 2004, the impact on sales would have been an aggregate decrease of $5.7 million, or 4.5%. The impact on net income for 2004 would have been an aggregate decrease of approximately $662,000, or 7.1%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are included in this Report on Form 10-K commencing on page 32.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
TRM Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TRM Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB 51, which changed certain consolidation policies. Effective June 30, 2004, the Company adopted the provisions of Emerging Issues Task Force 03-6, Participating Securities and the Two-Class Method under FAS 128, Earnings per Share (EITF 03-6), as more fully described in Note 1 to the consolidated financial statements. All prior period earnings per share calculations have been restated to apply the provisions of EITF 03-6.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 31, 2005

TRM Corporation
Consolidated Balance Sheets
(In thousands)

	December 31,	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$5,724	$5,576
Accounts receivable, net	6,134	12,251
Income tax receivable	—	115
Inventories (note 2)	1,567	7,319
Prepaid expenses and other	1,405	5,011
Deferred tax asset (note 10)	423	58

Total current assets	15,253	30,330
Equipment, less accumulated depreciation and amortization (notes 3 and 9)	63,991	72,265
Restricted cash – TRM Inventory Funding Trust (note 4)	28,939	75,547
Deferred tax asset (note 10)	2,767	—
Goodwill	—	118,444
Other intangible assets, less accumulated amortization (note 6)	72	51,241
Other assets	1,253	9,473

Total assets	$112,275	$357,300

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,367	$18,234
Accrued expenses (note 7)	6,429	8,891
Accrued expenses of TRM Inventory Funding Trust	57	154
Current portion of long-term debt	3,024	10,059
Current portion of obligations under capital leases	2,113	2,195

Total current liabilities	12,990	39,533
TRM Inventory Funding Trust note payable (note 4)	27,455	74,105
Long-term debt (note 8)	7,040	120,177
Obligations under capital leases (note 9)	2,784	1,644
Deferred tax liability (note 10)	7,049	8,168
Other long-term liabilities	79	241
Preferred dividends payable (note 11)	4,502	220

Total liabilities	61,899	244,088

Minority interest	1,500	1,500

Commitments and contingencies (notes 13 and 16)	—	—
Shareholders’ equity (notes 11 and 12):
Preferred stock, no par value -
5,000 shares authorized; 1,044 shares issued and outstanding (1,778 at December 31, 2003) (liquidation preference $11,745)	19,798	11,620
Common stock, no par value -
50,000 shares authorized; 13,139 shares issued and outstanding (7,060 at December 31, 2003)	19,026	81,075
Additional paid-in capital	63	63
Accumulated other comprehensive income:
Accumulated foreign currency translation adjustments	2,088	4,474
Other	—	28
Retained earnings	7,901	14,452

Total shareholders’ equity	48,876	111,712

Total liabilities and shareholders’ equity	$112,275	$357,300

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
Years ended December 31, 2002, 2003 and 2004
(In thousands, except per share data)

	2002	2003	2004
Sales	$82,615	$94,822	$126,027
Less discounts	14,691	16,625	33,385

Net sales	67,924	78,197	92,642
Cost of sales	42,451	43,627	50,212

Gross profit	25,473	34,570	42,430
Selling, general and administrative expense	25,622	23,828	28,625
Asset retirements (note 17)	2,049	626	68

Operating income (loss)	(2,198)	10,116	13,737
Interest expense	1,574	1,030	1,727
Other expense (income), net	1,910	(133)	(267)

Income (loss) from continuing operations before income taxes	(5,682)	9,219	12,277
Provision (benefit) for income taxes (note 10)	(1,532)	3,034	3,930

Income (loss) from continuing operations	(4,150)	6,185	8,347
Income (loss) from discontinued operations, net of income tax provision (benefit) of $73, ($312) and ($156)	143	(729)	(419)

Net income (loss)	$(4,007)	$5,456	$7,928

Basic and diluted per share information:

Income (loss) from continuing operations	$(4,150)	$6,185	$8,347
Preferred stock dividends	(1,500)	(1,500)	(1,329)
Income allocated to Series A preferred shareholders	—	(629)	(920)
Excess of cash paid over carrying value of preferred stock redeemed	—	—	(48)

Net income (loss) from continuing operations available to common shareholders	$(5,650)	$4,056	$6,050

Weighted average common shares outstanding	7,060	7,060	9,221
Dilutive effect of stock options	—	301	823
Dilutive effect of warrants	—	—	23

Weighted average common shares outstanding, assuming dilution	7,060	7,361	10,067

Basic income (loss) per share:
From continuing operations	$(.80)	$.57	$.66
Discontinued operations	.02	(.10)	(.05)

Net income (loss)	$(.78)	$.47	$.61

Diluted income (loss) per share:
From continuing operations	$(.80)	$.55	$.60
Discontinued operations	.02	(.10)	(.04)

Net income (loss)	$(.78)	$.45	$.56

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
Years ended December 31, 2002, 2003 and 2004
(In thousands)

							Accumulated
						Additional	other
	Comprehensive	Preferred		Common		paid-in	comprehensive	Retained
	income	Shares	Amounts	Shares	Amounts	capital	income	earnings	Total
Balances, December 31, 2001		1,778	$19,798	7,060	$19,026	$13	$(2,957)	$9,452	$45,332
Comprehensive loss:
Net loss	$(4,007)	—	—	—	—	—	—	(4,007)	(4,007)
Other comprehensive income
Foreign currency translation adjustment	2,219	—	—	—	—	—	2,219	—	2,219

Comprehensive loss	$(1,788)

Modification of stock options		—	—	—	—	50	—	—	50
Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)

Balances, December 31, 2002		1,778	19,798	7,060	19,026	63	(738)	3,945	42,094
Comprehensive income:
Net income	$5,456	—	—	—	—	—	—	5,456	5,456
Other comprehensive income
Foreign currency translation adjustment	2,826	—	—	—	—	—	2,826	—	2,826

Comprehensive income	$8,282

Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)

Balances, December 31, 2003		1,778	19,798	7,060	19,026	63	2,088	7,901	48,876
Comprehensive income:
Net income	$7,928	—	—	—	—	—	—	7,928	7,928
Other comprehensive income:
Foreign currency translation adjustment	2,386	—	—	—	—	—	2,386	—	2,386
Other	28	—	—	—	—	—	28	—	28

Comprehensive income	$10,342

Issuance of common stock, net		—	—	5,175	52,535	—	—	—	52,535
Conversion of Series A preferred stock		(318)	(3,545)	238	3,545	—	—	—	—
Exercise of stock options		—	—	666	4,356	—	—	—	4,356
Tax benefit of options exercised		—	—	—	1,613	—	—	—	1,613
Preferred stock dividends		—	—	—	—	—	—	(1,329)	(1,329)
Redemption of Series A preferred stock		(416)	(4,633)	—	—	—	—	(48)	(4,681)

Balances, December 31, 2004		1,044	$11,620	13,139	$81,075	$63	$4,502	$14,452	$111,712

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2003 and 2004
(In thousands)

	2002	2003	2004
Operating activities:
Net income (loss)	$(4,007)	$5,456	$7,928
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,716	9,553	10,717
Minority interest in losses of consolidated subsidiary	(72)	—	—
Loss on disposal or retirement of equipment and vehicles	2,447	791	488
Non-cash stock compensation	50	—	—
Changes in items affecting operations, net of effects of business acquisitions:
Accounts receivable	489	44	(1,956)
Inventories	1,338	(48)	(4,159)
Income taxes receivable	269	—	(115)
Prepaid expenses and other	612	(582)	(3,453)
Accounts payable	(4,024)	(1,008)	8,447
Accrued expenses	(243)	(1,326)	1,671
Litigation settlement	1,788	(1,788)	—
Deferred income taxes	(468)	2,616	4,000

Total operating activities	7,895	13,708	23,568

Investing activities:
Proceeds from sale of equipment	1,169	553	100
Capital expenditures	(3,247)	(1,897)	(11,371)
Acquisition of intangible and other assets	—	—	(5,888)
Acquisition of business, net of cash acquired	—	—	(162,699)
Acquisition of other assets	—	—	(7,977)
Other	(207)	20	—

Total investing activities	(2,285)	(1,324)	(187,835)

Financing activities:
Borrowings on line of credit	20,925	8,128	15,325
Repayment of line of credit	(25,598)	(24,772)	(5,415)
Proceeds from term note	—	15,000	120,000
Repayment of term notes	—	(5,023)	(10,298)
Principal payments on capital lease obligations	(751)	(1,673)	(2,351)
Increase in restricted cash	(3,025)	(4,028)	(46,608)
Proceeds from issuance of TRM Inventory Funding Trust Note, net of repayments	3,025	3,369	46,650
Proceeds from issuance of equity in TRM Inventory Funding Trust	—	600	—
Net proceeds from sale of common stock	—	—	52,535
Proceeds from exercise of stock options	—	—	4,356
Redemption of Series A preferred stock	—	—	(4,681)
Preferred stock dividends	—	(375)	(5,611)
Purchase of minority interest	(60)	—	—
Other	—	—	176

Total financing activities	(5,484)	(8,774)	164,078

Effect of exchange rate changes	403	(13)	41

Net increase (decrease) in cash and cash equivalents	529	3,597	(148)
Beginning cash and cash equivalents	1,598	2,127	5,724

Ending cash and cash equivalents	$2,127	$5,724	$5,576

Supplemental disclosure of non-cash transactions:
Disposal of assets under a non-cash sales agreement:
Current assets	$31	$—	$—
Non-current assets	3,307	—	—
Negative goodwill recorded	227	—	—
Minority interest eliminated	3,565	—	—
Assets acquired under capital lease obligation	4,450	2,001	827
Preferred stock dividends accrued	1,500	1,125	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Description of Business and Summary of Significant Accounting Policies

     Description of Business

     TRM Corporation (“we” or “TRM”) delivers convenience services to consumers in retail environments. We currently deliver self-service cash delivery and account balance inquiry through ATM machines, and photocopy services.

     Our services are made available in approximately 45,000 high traffic retail locations that are convenient to consumers. As of December 2004 we offer our services in retail locations in the United States, the United Kingdom and Canada. We provide the equipment, maintenance, supplies and point of sale materials required for each of our installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by our offerings.

     In the first quarter of 2000 we formed a subsidiary, iATMglobal.net, to deliver a unique distribution channel to access the Internet initially using our existing ATMs and eventually rolling out the software capability worldwide to other ATMs. We owned 71.2% of iATMglobal.net at December 31, 2001. On February 14, 2002 TRM and NCR Corporation (“NCR”) entered into an agreement to reorganize iATMglobal.net. Under this reorganization iATMglobal.net redeemed its shares held by us in exchange for the stock of Strategic Software Solutions Limited (“SSS”), a Scotland Company and subsidiary of iATMglobal.net, certain rights to the use of the software being developed by iATMglobal.net and $47,000 of cash. As a result of the reorganization, we no longer have an ownership position in iATMglobal.net. The results of operations of iATMglobal.net are classified as discontinued operations in the consolidated statements of operations.

     During the fourth quarter of 2004, we decided to discontinue efforts in the software development segment of our business. In December 2004, the last employee of SSS was terminated and we negotiated termination of SSS’ office lease and accrued a related termination payment. Therefore, results of the software development segment have been reflected as discontinued operations.

     Principles of Consolidation

     The consolidated financial statements include the accounts of TRM, its subsidiaries and TRM Inventory Funding Trust (see Note 4). Our subsidiaries at December 31, 2004 included TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, TRM Copy Centres (U.K.) Limited, TRM ATM Corporation, Access Cash International LLC, TRM ATM (U.K.) Limited, Inkas Financial Corp. Ltd., Mighty Cash Financial Services, Inc., FPC France Ltd., S-3 Corporation and Strategic Software Solutions Limited. iATMglobal.net became a 71.2% owned subsidiary of ours in 2000, and our share of iATMglobal.net is included in the consolidated financial statements through the date of its disposition. Effective December 31, 2003, we adopted the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and, accordingly, consolidate the accounts of TRM Inventory Funding Trust in our consolidated financial statements.

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

     Fair Value of Financial Instruments

     Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of these instruments. Fair value approximates carrying value of our borrowings under our long-term debt, commercial paper and capital lease arrangements based upon interest rates available for the same or similar loans.

     Cash and Cash Equivalents

     We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

     Restricted Cash

     Cash owned by TRM Inventory Funding Trust (see Note 4) and held in our United States ATM network is considered to be restricted cash and classified as a noncurrent asset because the cash is only available for use in our ATM network and is not otherwise available for our use.

     Revenue Recognition and Accounts Receivable

     A portion or all, depending upon the arrangement with the retail business, of each ATM surcharge and each copy sale is retained by the retail business. We receive daily reports of ATM transactions electronically from our ATM network processors. On a monthly basis, the ATM transaction data is used to calculate the retailer’s applicable discount, which is generally dependent upon transaction volumes, and we remit the discount directly to the retailer’s bank account through electronic funds transfer. We recognize ATM revenue based on the actual monthly transactions reported by the ATM processing network. We invoice each photocopy retailer monthly based on usage at the program price less the applicable discount (the amount retained by the retailer). Total sales activity and discount amounts are recorded separately in the accounting records and in the consolidated statements of operations to arrive at net sales.

     Accounts receivable are shown net of allowance for doubtful accounts of $256,000 and $532,000 at December 31, 2003 and 2004, respectively.

     Inventories

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

     Long-Lived Assets

     We account for long-lived assets, primarily equipment and amortizable intangible assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the estimated undiscounted cash flows to the carrying amount. A loss is recorded if the carrying amount of the asset exceeds the fair value of the asset.

     Equipment

     Konica model 2223 and 2230 photocopy machines are depreciated using the units-of-production method with an estimated useful life of 500,000 copy transactions per photocopy machine with no provision for salvage value. A minimum depreciation charge of 2.5% of the photocopier cost is taken annually. In the fourth quarter of 2000, we changed our accounting policy and adopted the units-of-production method of depreciating Konica model 2223 and 2230 photocopy machines. In the year of adoption, we had planned to replace our entire non-Konica photocopy asset base with the newer models 2223 and 2230 machines over the next two years, due to the improved technological nature of the new Konicas, which we anticipated would result in a longer useful life and reduced maintenance costs. The manufacturer provided us with specifications, which stated that the Konica 2223 and 2230 model machines had the capability of producing one million copies over the life of the machine resulting in a longer useful life. Due to the age and significant technological differences of the non-Konica machines to be replaced, we were unable to determine the copies per unit that could be produced over the life of the aging machines and determined that the non-Konica machines were substantially nearing the end of their useful lives. As such, we determined that units-of-production for the non-Konica machines did not provide a more meaningful method of matching revenues and expenses. Additionally, we delayed and reduced plans to upgrade all of our non-Konica machines due to constrained access to necessary capital at the time the accounting change was made. We believe the units-of-production method provides better matching of revenues and expenses because revenue is based on copy volume for photocopiers, which varies by machine depending upon market conditions, customer location and time of year. Under this method, photocopy equipment is stated at cost, including the related costs to prepare and install such equipment at customer locations, less accumulated depreciation, and is depreciated beginning in the first month the equipment produces revenue generating transactions. Annually, we review the minimum standards that have been established for the units of production depreciation method of our Konica copier estate. The review is to ensure that the remaining useful life of the Konica copier estate equals or exceeds the remaining depreciable life of the copiers. In determining the minimum we also consider per unit profitability of the Konica copiers. In January 2005 we updated our estimates relative to depreciation, and we increased the minimum number of copies over which each Konica copier is to be depreciated to 24,600 copies per year from 12,500 per year as part of our annual review of fixed assets.

     Equipment is recorded at cost plus amounts required to place equipment in service. Depreciation begins when the asset is placed in service. ATMs, furniture and fixtures, computer equipment, and vehicles are generally depreciated using the straight-line method over the estimated remaining useful lives of the related assets. Photocopy centers from manufacturers other than Konica depreciated using the straight-line method. Estimated useful lives are as follows:

Konica analog photocopiers	500,000 photocopies per machine
Non-Konica analog photocopiers	10 years
Toshiba digital photocopiers	5 years
ATMs	3-10 years
Oracle ERP system	7 years
Computer equipment	2-5 years
Furniture and fixtures	5-7 years
Vehicles	5 years

     Intangible Assets

     As of December 31, 2004, we have indefinite-lived intangible assets amounting to $118.4 million. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test these intangibles for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount and an impairment loss is recognized for the difference between the carrying value of the asset and its fair value.

     Investments in Marketable Equity Securities

     Our investment in marketable equity securities is classified as available-for-sale and is reported in other assets at fair value of $8.3 million. Unrealized gains and losses are excluded from earnings and reported in other comprehensive income.

     Income Taxes

     We account for income taxes utilizing the asset and liability method. Under the asset and liability method, we determine deferred tax assets and liabilities based on differences between the financial reporting and income tax bases of assets and liabilities, and measure them by applying enacted tax rates and laws to the taxable years in which such differences are expected to reverse.

     Stock-Based Compensation

     We apply Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for stock-based compensation plans which are more fully described in Note 11. Accordingly, we have recognized no compensation expense for our stock-based compensation plans, except for $50,000 in 2002 for the extension of the exercise period for certain executive management that had a change of employee status. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data). Per share data for 2003 has been restated as described under “Net Income (Loss) Per Share,” below.

	2002	2003	2004
Net income (loss), as reported	$(4,007)	$5,456	$7,928
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(162)	(248)	(1,157)

Pro forma net income (loss)	$(4,169)	$5,208	$6,771

Basic net income (loss) per share:
As reported	$(.78)	$.47	$.61
Pro forma	$(.80)	$.44	$.50
Diluted net income (loss) per share:
As reported	$(.78)	$.45	$.56
Pro forma	$(.80)	$.42	$.46

     Statements of Cash Flows Supplemental Information

     Income taxes paid were approximately $149,000, $135,000, and $188,000 in the years ended December 31, 2002, 2003, and 2004, respectively. Interest paid did not materially differ from interest expense for the years ended December 31, 2002 and 2003. Interest paid in 2004 was $739,000.

     Net Income (Loss) Per Share

     In March 2004, the Financial Accounting Standards (“FASB”) approved Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB No. 25 and SFAS No. 123. EITF 03-6 became effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share information. Our Series A preferred stock qualified as a participating security under EITF 03-6. Accordingly, we adopted the use of the two-class method for the computation of earnings per share in the second quarter of 2004 and have restated previously reported earnings per share information for 2003. The application of EITF 03-6 did not affect earnings per share information for 2002 because we incurred a loss in that year. EITF 03-6 provides a new method for calculating per share earnings and does not otherwise affect the financial statements or have any economic or operating impact on us. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if convertible preferred shares outstanding at the beginning of each year were converted at those dates with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which we could have purchased with related proceeds. The effect of preferred shares, options and warrants for 2002 was not included in the computation of diluted earnings per share as the impact would be antidilutive. For 2003 the effect of preferred shares and warrants was not included in the computation because the impact would be antidilutive. For 2004 the effect of preferred shares was not included in the calculation, and the effect of warrants was not included in the calculation for the first and third quarters because the impact would be antidilutive. Outstanding options to purchase 663,000 and 11,000 common shares were excluded from the calculation of diluted earnings per share for 2003 and 2004, respectively, because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been antidilutive.

     Previously reported earnings per share amounts of 2003 have been restated, as follows:

	As
	previously
	reported	Restated
Income available to common shareholders (in thousands)	$3,956	$3,327
Net income per common share:
Basic	$.56	$.47
Diluted	$.54	$.45

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

     New Accounting Standards

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 (FIN 46R), in part to clarify certain of the provisions and implementation issues of FIN 46. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. We adopted the provisions of FIN 46 as of December 31, 2003. In accordance with FIN 46, we consolidated the accounts of TRM Inventory Funding Trust with the accounts of the Company and its subsidiaries as of December 31, 2003.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using APB No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective for our third quarter beginning July 1, 2005 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a significant impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the financial statement impact of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     Financial Statement Reclassifications

     Certain financial statement reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no impact on shareholders’ equity or previously reported results of operations.

2. Inventories (in thousands)

	December 31,
	2003	2004
Parts	$1,052	$4,349
ATM machines held for sale	483	2,896
Paper, toner and developer	32	74

	$1,567	$7,319

3. Equipment

     Equipment (in thousands):

	December 31,
	2003	2004
Konica analog photocopiers	$50,311	$50,218
Non-Konica analog photocopiers	10,864	10,679
Toshiba digital photocopiers	5,504	5,911
ATMs	27,303	42,785
Furniture and fixtures	2,505	2,391
Computer equipment	7,135	7,340
Vehicles	212	278

	103,834	119,602
Accumulated depreciation and amortization	(39,843)	(47,337)

	$63,991	$72,265

Depreciation and amortization of equipment for the years ended December 31, 2002, 2003 and 2004 was $9,116,000, $9,007,000, and $8,668,000, respectively.

4. Vault Cash

     On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as Administrator. By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created. Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $15,000 as of December 31, 2004, and with Autobahn Funding Company LLC (“Lender” and equity investor in the amount of $1,485,000 as of December 31, 2004), rather than with Servicer, which merely serves as an administrator and servicer of the Trust. Autobahn Funding Company LLC is related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (“DZ Bank”) and is independent of the Servicer and us. The purpose of the Trust is to provide cash to be placed in our United States ATM machines (“vault cash”), by accessing commercial paper markets.

     The Trust borrows from and makes repayments to the Lender and makes other payments pursuant to a Loan and Servicing Agreement, and engages the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement. Borrowings from the Lender are collateralized by the assets of the Trust, principally the vault cash. The Lender issues asset-backed commercial paper notes to fund the loans to the Trust. Interest on the Trust’s borrowings from the Lender, which are evidenced by a note, is at a rate equal to 1.75% plus the interest rate of the commercial paper notes that the Lender issues to fund the loans to the Trust. The Trust also pays to the Lender an amount equal to the Lender’s equity investment in the Trust times 1.75% plus the yield rate of the commercial paper notes outstanding. The Loan and Servicing Agreement contains covenants applicable to us, including a minimum tangible net worth requirement. We are in compliance with these covenants as of December 31, 2004. A liquidity agreement with DZ Bank ensures that the Trust continues to have funds available for the term of the agreement.

     When the vault cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Lender. We maintain letters of credit totaling $3,600,000 at December 31, 2004 to guarantee the performance of the Servicer; subcontractors maintain insurance on behalf of the Trust to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM machines and to the vault or bank storage facilities, and we maintain insurance on behalf of the Trust to ensure the cash is safe during its time in ATM machines.

     Because we are the primary beneficiary of the Trust, the accounts of the Trust have been included in our consolidated financial statements. The Trust’s vault cash, amounting to $75,547,000 at December 31, 2004 ($28,939,000 at December 31, 2003) is reported as restricted cash in the accompanying consolidated balance sheet, and the balance of the Trust’s note payable to the Lender, which totaled $74,105,000 at December 31, 2004 ($27,455,000 at December 31, 2003), is reported as a non-current liability. The Loan and Servicing Agreement matures in 2007. The expenses of the Trust, which are primarily interest and fees related to the Trust’s borrowings and bank charges, were $1,027,000 in 2002, $1,290,000 in 2003 and $1,720,000 in 2004, and are included in cost of sales in the accompanying statements of operations.

     The Lender issues commercial paper notes with maturities of not more than 270 days. At December 31, 2004, the outstanding commercial paper had maturities ranging from 7 to 42 days. Interest rates on the outstanding commercial paper notes ranged from 1.1% to 1.5% during 2003 and from 1.1% to 2.4% during 2004.

     Selected information on the Trust’s borrowings for the years ended December 31, 2003 and 2004 is as follows:

	2003	2004
Maximum amount outstanding at any month end	$33.0 million	$83.5 million
Average outstanding during the year	$30.0 million	$40.0 million
Weighted average interest rate at year end	2.93%	4.12%
Weighted average interest rate during the year	3.06%	3.34%

     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank. We insure against risk of loss while the cash is in or being distributed to its ATM network. During 2003 monthly amounts accessed ranged from £12.8 million ($22.9 million) to £28.6 million ($51.1 million) and we paid a total of £1.1 million ($1.7 million) for use of the cash. During 2004 we accessed amounts ranging from £26.4 million ($50.5 million) to £32.9 million ($62.8 million) and paid a total of £1.7 million ($3.2 million) for use of the cash.

5. Business Acquisitions

     During 2004, our ATM segment acquired three ATM businesses and an additional portfolio of 350 ATM contracts.

     In a cash transaction effective March 31, 2004, we acquired all of the outstanding shares of Inkas Financial Corp. Ltd. (“Inkas”), an independent ATM company, for £3,783,000 (approximately $6.0 million). As a result of the acquisition, we added 447 ATM processing and management contracts and 85 ATM machines to our United Kingdom operations. The acquisition was accounted for as a purchase. The results of operations of Inkas are included in our consolidated results of operations starting in the second quarter of 2004.

     The purchase price was allocated as follows (in thousands):

Cash	$100
Accounts receivable	211
Inventories	239
Prepaid expenses	18
Equipment	322
Intangible asset – contract rights	6,943
Goodwill	2,001
Other assets	104
Current liabilities	(1,126)
Deferred tax liability	(2,001)

Total	$6,811

     Contract rights acquired are being amortized over their estimated useful lives of ten years.

     Simultaneous to the purchase of Inkas, we entered into an earn-out agreement with the sellers and an Inkas employee. The earn-out agreement provides that we make payments to the sellers and the Inkas employee for up to 150 net new ATM contracts entered into by Inkas during the first six months following the acquisition of Inkas and which reach certain transaction levels. The maximum payment to be made pursuant to the earn-out agreement is £850,000 (approximately $1.6 million based upon currency exchange rates at December 31, 2004) of which £442,000 (approximately $734,000) was paid in the third quarter of 2004 and is included in the total purchase price above.

     In June 2004 we acquired all of the outstanding shares of Mighty Cash Financial Services, Inc., (“Mighty Cash”), a Canadian corporation with a network of 72 ATM locations comprised primarily of ATMs owned by merchants who signed contracts with Mighty Cash to provide processing and management services. The purchase price of approximately $604,000 was paid in cash and deferred payments and allocated primarily to contract rights.

     On November 19, 2004, we acquired substantially all of the assets constituting eFunds Corporation’s business of operating ATMs in the United States and Canada for cash. This acquisition included approximately 15,700 ATM contracts, significantly increasing our ATM portfolios in both the United States and Canada. The purchase price was $150 million (of which $120 million was funded by the term loan described in Note 8), plus direct acquisition costs, plus vault cash of $47.2 million, subject to working capital adjustments which are yet to be finalized.

     In connection with the purchase agreement we also entered into a five-year agreement pursuant to which eFunds will provide ongoing services to us. The agreement requires us to purchase services aggregating at least $5 million per year from eFunds.

     The acquisition was accounted for as a purchase; the purchase price and the related allocation are subject to further refinement and change during 2005 as we complete our analysis of the fair value of the acquired net assets. The results of operations of the former eFunds ATM business are included in our consolidated results of operations starting in November 2004.

     The purchase price was preliminarily allocated as follows (in thousands):

Accounts receivable	$3,747
Inventory	1,051
Prepaid expenses	16
Equipment	5,024
Restricted cash	47,160
Intangible assets:
Contract rights	32,700
Services agreement	2,700
Noncompete agreement	2,000
Goodwill	116,194

Accounts payable	(6,659)
Accrued liabilities	(1,227)

Total	$202,706

     The contract rights, services agreement and noncompete agreement are being amortized over estimated useful lives of ten, seven and five years, respectively. Contract rights are amortized on an accelerated basis intended to reflect the cash flow patterns and duration used in estimating the value of the acquired contracts. The services and noncompete agreements are amortized on a straight-line basis. The acquisition is expected to enhance our presence in the marketplace by significantly increasing our market share, enhancing the geographical distribution of our operations, and enabling us to increase our productivity. These factors contributed to establishing the purchase price, which resulted in the recognition of a significant amount of goodwill. All of the goodwill, other than approximately $3.5 million (25% of the goodwill allocated to the Canadian operations), is expected to be deductible for income tax purposes. Goodwill is not subject to amortization for financial reporting purposes. All of the intangible assets acquired will be reviewed for impairment at least annually.

     The following table reflects the unaudited pro forma combined results of TRM, Inkas, Mighty Cash and eFunds’ ATM business for 2003 and 2004 as if the acquisitions had taken place at the beginning of each year. The unaudited results of eFunds’ ATM business included in the pro forma information below for the period January 1 – November 19, 2004 has been derived from financial statements of this business for the nine months ended September 30, 2004. The pro forma information includes adjustments for the amortization of the contract rights, decreased interest income and the tax effect of these adjustments. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Unaudited
	2003	2004
Net sales (in thousands)	$136,835	$140,147
Net income (loss) (in thousands)	$(2,529)	$2,017
Basic net income (loss) per share	$(.57)	$.06
Diluted net income (loss) per share	$(.57)	$.06

     On July 8, 2004, we acquired a portfolio of approximately 350 ATM contracts in the United Kingdom. These contracts were for merchant-filled ATMs. The purchase price of £1.9 million (approximately $3.5 million) was paid in cash and allocated primarily to contract rights.

6. Intangible Assets

     Intangible assets consist primarily of acquired contracts and goodwill, (in thousands):

	December 31, 2003			December 31, 2004
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Subject to amortization:
Acquired contracts	$—	$—	$—	$45,281	$(2,064)	$43,217
Other	—	—	—	8,137	(185)	7,952

	—	—	—	53,418	(2,249)	51,169
Not subject to amortization:
Goodwill	—	—	—	118,444	—	118,444
Other	72	—	72	72	—	72

	72	—	72	118,516	—	118,516

	$72	$—	$72	$171,934	$(2,249)	$169,685

     Other intangibles subject to amortization consist of services and noncompete agreements and prepaid loan fees.

     Amortization of intangible assets, which is included in selling, general and administrative expense, was $1,908,000 for the year ended December 31, 2004. Estimated amortization expense for the next five years for intangible assets held at December 31, 2004 is: 2005 — $9,022,000; 2006 — $8,023,000; 2007 — $7,192,000; 2008 — $6,469,000; and 2009 — $5,803,000.

7. Accrued Expenses (in thousands)

	December 31,
	2003	2004
Accrued payroll expenses	$2,742	$3,332
Interest payable	—	988
ATM maintenance and other expenses	2,767	1,884
Other accrued expenses	920	2,687

	$6,429	$8,891

8. Long-Term Debt (in thousands)

	December 31,
	2003	2004
Bank loan	$10,000	$120,000
Lines of credit	—	10,187
Other long-term debt	64	49

	10,064	130,236
Less current portion of long-term debt	(3,024)	(10,059)

	$7,040	$120,177

     In November 2004 we and our primary lender (Bank of America, N.A.) executed a new credit agreement refinancing our existing revolving loan. The new facility includes a $120 million term loan maturing in November 2010 and $15 million each for domestic and foreign revolving lines of credit maturing November 19, 2009. Bank of America, N.A. has issued a letter of credit in the amount of $3,600,000 to guarantee our performance under our agreements relating to TRM Inventory Funding Trust.

     As of December 31, 2004, we had balances of $120 million outstanding pursuant to the term loan, $3,500,000 under the domestic line of credit, and $6,687,000 under the foreign line of credit. The amounts available to us at December 31, 2004 under the domestic and foreign lines of credit were $7,900,000 and $8,313,000, respectively. Interest is due quarterly on the term loan; principal is payable in quarterly installments of $2,500,000 through September 30, 2010, with the remaining balance due November 19, 2010. We may be required to prepay a portion of the loans under certain conditions. Interest is at one of two rates, elected at our option, for the term loan and revolving loans:

•	the base rate plus the applicable rate, or

•	the London Interbank Offered Rate (“LIBOR”) plus the applicable rate plus mandatory costs.

The base rate is equal to the higher of the federal funds rate, plus 1/2 of 1%, or the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” LIBOR is the British Bankers Association LIBOR as published by Reuters. Mandatory costs reflect the costs of compliance with the requirements of the Bank of England and/or the Financial Services Authority and the requirements of the European Central Bank.

     The applicable rate for the term loan is as follows:

•	Where our consolidated leverage ratio, that is, the ratio of our debt to our earnings before interest, taxes, depreciation and amortization (“EBITDA”) is less than or equal to 2.5, the applicable rate is 3.5% for LIBOR loans and 2.0% for base rate loans; and

•	Where our consolidated leverage ratios is greater than 2.5, the applicable rate is 4.0% for LIBOR loans and 2.5% for base rate loans.

     The applicable rate for the domestic and foreign lines of credit is as follows:

•	Where our consolidated leverage ratio is less than or equal to 2.25, the applicable rate is 2.0% for LIBOR loans and .5% for base rate loans.

•	Where our consolidated leverage ratio is greater than or equal to 2.25 but less than 2.75, the applicable rate is 2.25% for LIBOR loans and .75% for base rate loans.

•	Where our consolidated leverage ratio is greater than or equal to 2.75 but less than 3.25, the applicable rate is 2.5% for LIBOR loans and 1.0% for base rate loans.

•	Where our consolidated leverage ratio is greater than or equal to 3.25, the applicable rate is 2.75% for LIBOR loans and 1.25% for base rate loans.

The foreign line of credit accrues interest as a LIBOR loan.

As of December 31, 2004, interest on the term loan was 6.46%; interest rates on the domestic and foreign lines of credit were 6.50% and 7.68%, respectively. In the first quarter of 2005 we purchased an interest rate cap, under which we will maintain at least $50 million at a 90-day LIBOR rate not to exceed 5% plus applicable rate plus mandatory costs. The interest rate on our $10,000,000 loan from Bank of America, N.A. as of December 31, 2003 was 3.8%.

     Borrowings pursuant to the agreement with Bank of America, N.A. are collateralized by a first lien on our United States companies’ machinery and equipment, inventories, receivables and intangible assets, as well as a pledge of the stock of certain of our foreign subsidiaries. The agreement contains covenants that require us to maintain a minimum net worth and certain financial ratios related to debt coverage and funded debt to earnings before interest, taxes, depreciation and amortization and contains certain cross-default provisions. We were in compliance with these covenants as of December 31, 2004.

     Aggregate maturities of long-term debt: 2005 — $10,059,000; 2006 — $10,000,000; 2007 — $10,000,000; 2008 — $10,000,000; 2009 — $20,177,000; thereafter — $70,000,000.

9. Capital Leases

     We lease a portion of our furniture and equipment pursuant to capital leases that expire over the next five years. Property leased under capital leases, which is included in equipment on the accompanying balance sheet, is as follows (in thousands):

	December 31,
	2003	2004
Toshiba photocopiers	$5,504	$5,878
ATMs	991	1,030
Computer equipment	435	463
Furniture and fixtures	373	200

	7,303	7,571
Less accumulated amortization	(1,789)	(3,261)

	$5,514	$4,310

Future minimum lease payments under capital leases as of December 31, 2004 are as follows (in thousands):

2005	$2,391
2006	967
2007	698
2008	85

Total minimum lease payments	4,141
Less amount representing interest	(302)

Present value of net minimum lease payments	3,839
Less current portion	(2,195)

$1,644

10. Income Taxes

     Income (loss) from continuing operations before income taxes is as follows (in thousands):

	2002	2003	2004
United States	$1,550	$5,794	$6,789
Foreign	$(7,232)	$3,425	$5,488

	$(5,682)	$9,219	$12,277

     The components of income tax expense (benefit) are as follows (in thousands):

	2002	2003	2004
Current:
Federal	$(670)	$153	$—
State	40	—	10
Foreign	(130)	41	—

Deferred:
Federal	1,662	1,806	2,290
State	(2,054)	135	265
Foreign	(307)	587	1,209

	$(1,459)	$2,722	$3,774

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,
	2003	2004
Current:
Accrued liabilities	$453	$(24)
Accounts receivable allowance	(30)	82

	$423	$58

Noncurrent:
Deferred compensation	$460	$372
Net operating losses	5,835	5,902
Capital loss carryforward	1,250	1,250
Valuation allowance	(1,600)	(1,250)
Depreciation and amortization	(10,227)	(14,816)
Other	—	374

	$(4,282)	$(8,168)

     The deferred tax asset valuation allowance at December 31, 2003 is related to a United States capital loss carryforward and the deferred tax assets of our Canadian subsidiary. The valuation allowance at December 31, 2004 is related to the United States capital loss carryforward. Our United Kingdom subsidiaries’ non-current deferred taxes at December 31, 2003 netted to an asset of $2,767,000, while the non-current deferred taxes of us and our subsidiaries netted to a liability $7,049,000. Because the non-current assets and liabilities for 2003 arose in different jurisdictions, they are shown separately on our balance sheet.

     We have established a valuation allowance to reduce our deferred tax assets to the amount that we believe we will realize. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we will not realize all or part of our net deferred tax assets in the future, we will be required to reduce our deferred tax assets and charge the amount of the reduction to expense in the period in which we make the determination. Similarly, if we determine that we will realize deferred tax assets in excess of their net recorded amount, we would increase income in the period in which we make the determination.

     The effective tax rate for income (loss) from continuing operations differs from the federal statutory tax rate as follows:

	2002	2003	2004
Statutory federal rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	(4.8)	2.5	2.4
Tax on foreign earnings	6.0	(1.1)	(1.0)
Nondeductible expenses	.4	1.8	.5
Deferred tax asset valuation allowance	4.6	(2.9)	(3.0)
Other	.8	(1.4)	(.9)

	(27.0)%	32.9%	32.0%

     Non-deductible expenses consist of 50% of meals and entertainment that are not deductible for United States tax purposes. Additionally, there are other non-deductible expenses under foreign tax laws.

     Income tax expense of $73,000 is attributable to discontinued operations in 2002. Income tax benefit of $312,000 and $156,000 is attributable to discontinued operations in 2003 and 2004, respectively.

     We have net operating loss carryforwards available to offset future taxable income for United States federal income tax purposes expiring as follows: 2020 — $3.0 million; 2021 — $4.2 million; and 2022 — $2.3 million. Our foreign subsidiaries have net operating loss carryforwards, that do not expire, available to offset future taxable income of $2.7 million in the United Kingdom and $2.1 million in Canada.

11. Shareholders’ Equity

     Preferred Stock

     On June 24, 1998, we issued and sold 1,777,778 Series A Preferred Shares and warrants to purchase 500,000 shares of common stock for net proceeds of approximately $19.8 million. Each share of preferred stock has one vote, and votes together with the common stock as a single class on all matters. Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly in March, June, September and December of each year, commencing June 1998, at the rate of 7-1/2% per annum. We did not pay preferred dividends for 2001, 2002 or for the first two quarters of 2003. Since the third quarter of 2003, we have paid the preferred dividends quarterly, and in 2004 we paid all previously deferred preferred dividends.

     Each share of Series A Preferred stock is convertible at any time at the option of the holder into 0.7499997 of a share of common stock. In addition, each share of preferred stock is automatically converted into 0.7499997 shares of common stock if the price of common stock is at least $20.00 for a period of 90 consecutive days. On March 5, 2005, this condition was satisfied. As a result, as of that date, each share of our Series A preferred stock was converted into 0.7499997 of a share of our common stock, leaving no Series A preferred stock remaining issued and outstanding. The conversion resulted in issuance of an aggregate of 725,497 shares of our common stock.

     Our loan agreement with Bank of America, N.A., in effect until November 19, 2004, prohibited the payment of preferred dividends except dividends payable in the form of additional preferred shares of our stock. We obtained waivers from our bank for the payment of the preferred dividends for part of 2003 and all of 2004.

     Repurchase of Common Stock

     In 1997, our Board of Directors authorized the repurchase of up to 500,000 shares of common stock. Since 1997, 79,000 shares have been repurchased. No shares were repurchased in 2002, 2003 or 2004.

     Issuance of Common Stock

     During the year ended December 31, 2004, we completed an underwritten public offering of 5,175,000 shares of common stock at approximately $11.00 per share less offering costs and underwriting discounts, providing net proceeds of $52.5 million. No shares of common stock were issued in 2002, 2003 or 2004 pursuant to the Employee Stock Purchase Plan.

     Common Stock Warrants

     On June 24, 1998, we granted warrants to the purchasers of the Series A Preferred Stock which allow the purchase of 500,000 shares of common stock at $15.00 per share. The warrants are exercisable in whole or in increments of at least 75,000 shares. Warrants representing 200,000 shares expired on June 24, 2001, three years after the date of grant, and warrants representing 300,000 shares expire June 24, 2005, seven years after the date of grant. The warrants may be exercised by the payment of cash, by payment in shares of common stock, or on a cashless basis whereby we will issue the number of shares of common stock equal in value to the difference between the fair market value of the warrant shares and the exercise price.

     Common Stock Options

     We reserved 1,300,000 shares of common stock for issuance under an incentive and nonqualified stock option plan established in 1986 (the “1986 Plan”). In October 1996, the 1996 Stock Option Plan (the “1996 Plan”) was approved by our shareholders, which provided for the granting of options to purchase a maximum of 700,000 common shares to our key employees. In June 1998, our shareholders approved a proposal to increase the maximum shares as to which options can be granted under the 1996 Plan from 700,000 to 1,200,000, and in May of 1999, our shareholders approved a proposal to further increase the maximum shares as to which options can be granted under the 1996 Plan from 1,200,000 to 1,700,000, thus bringing the total shares of common stock eligible for issuance under all stock option plans to 3,000,000. Under both plans (the “Plans”), incentive stock options are granted at no less than 100% of the fair market value per share of the common stock. On October 26, 2001 we reserved 100,000 of our authorized common shares for issuance under a nonqualified stock option plan effective May 28, 2001 (the “2001 Nonqualified Stock Option Plan”). Nonqualified stock options under the 1986 Plan and the 2001 Nonqualified Stock Option Plan and the 1996 Plan have been granted at no less than 100% of fair market value. The options are exercisable over a period of ten years from the date of grant. The options vest over various schedules ranging up to five years.

     A summary of stock option activity follows:

	Shares				Weighted
	Under				Average
	Option	Price Range			Exercise Price
Balance, December 31, 2001	1,797,149	$1.25	-	$10.375	$6.70
Options granted	122,500	$1.15	-	$1.29	$1.22
Options exercised	—
Options canceled	(443,399)	$1.15	-	$10.00	$4.87

Balance, December 31, 2002	1,476,250	$1.15	-	$10.375	$6.24
Options granted	600,500	$1.80	-	$3.53	$1.82
Options exercised	—
Options canceled	(141,250)	$1.60	-	$10.375	$5.82

Balance, December 31, 2003	1,935,500	$1.15	-	$10.375	$4.89
Options granted	323,000	$11.75	-	$22.90	$12.89
Options exercised	(665,750)	$1.25	-	$10.375	$6.50
Options canceled	(12,800)	$1.80	-	$11.75	$5.83

Balance, December 31, 2004	1,579,950	$1.15	-	$22.90	$5.70

     Options exercisable at year end:

	Options exercisable	Weighted average exercise price
December 31, 2002	1,192,124	$6.46
December 31, 2003	1,300,738	$6.40
December 31, 2004	843,790	$4.91

     A summary of stock options outstanding follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Exercise Price	December 31, 2004	Contractual Life	Price	December 31, 2004	Price

$1.15 to 4.58	917,150	4.75	$2.36	497,990	$2.82
$4.59 to $9.16	319,800	3.80	$7.78	320,800	$7.78
$9.17 to $22.90	343,000	5.17	$12.68	25,000	$9.77

$1.150 to $22.90	1,579,950	4.65	$5.70	843,790	$4.91

     For purposes of the pro forma calculations in the table set forth under “Stock-Based Compensation” in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The weighted average fair value of options granted for the fiscal years ended December 31, 2002, 2003 and 2004 as calculated by the Black-Scholes model, and the assumptions used are shown in the following table.

	2002	2003	2004
Weighted average fair value of options:	$.83	$1.70	$11.81
Dividend yield:	—	—	—
Expected volatility:	140.91%	144.38% - 145.24%	142.31% - 154.95%

Risk-free interest rate:	2.81%	2.10% - 3.28%	3.21% - 3.70%
Expected life:	5 years	5 – 10 years	5 years

     Using the Black-Scholes model, the total value of options granted during 2002, 2003 and 2004 was $105,000, $1,021,000 and $3,814,000, respectively, which would be amortized on a pro forma basis over the vesting periods of the options.

12. Benefit Plans

     Profit Sharing Retirement Plan

     On January 1, 1990, we established a profit sharing retirement plan for eligible United States employees. The Plan has profit sharing and 401(k) components. Our contribution under the profit sharing portion of the Plan is discretionary. Under the 401(k) part of the Plan, each employee may contribute, on a pre-tax basis, up to 20% of the employee’s gross earnings, subject to certain limitations.

     We also have supplemental retirement plans in Canada and the United Kingdom. We established a Retirement Savings Plan for our eligible Canadian employees in January 1999. The plan has profit sharing and defined contribution components. Our contribution under the profit sharing portion of the plan is discretionary. Under the defined contribution portion of the plan, each employee may contribute, on a pre-tax basis, up to 6% of the employee’s gross earnings, subject to certain limitations. We established a pension scheme for our eligible United Kingdom employees in October 1996. In October 2001, the plan was revised in accordance with the new promulgated Stakeholder’s Pension Scheme Regulations for the United Kingdom. The plan has profit sharing and defined contribution components. Our contribution under the profit sharing portion of the plan is discretionary. Under the defined contribution portion of the plan there is a maximum employee contribution restriction based on the age and salary of the employee as defined by United Kingdom legislation.

     No amounts were accrued or paid for profit sharing for the fiscal years ended December 31, 2002, 2003 and 2004. We paid matching contributions of $334,000, $268,000 and $336,000 to our defined contribution plans for the years ended December 31, 2002, 2003 and 2004, respectively.

     Employee Stock Purchase Plan

     Our Employee Stock Purchase Plan permits each eligible employee to purchase shares of common stock through payroll deductions, not to exceed 10% of the employee’s compensation. The purchase price of the shares is the lower of 85% of the fair market value of the stock at the beginning of each six-month offering period or 85% of the fair market value at the end of such period. Amounts accumulated through payroll deductions during the offering period are used to purchase shares on the last day of the offering period. All of the 100,000 shares authorized to be issued under the Plan had been purchased as of December 31, 2004.

13. Commitments

     We lease vehicles, ATMs, and office and warehouse space in several locations under operating leases. Minimum lease payments for operating leases are as follows (in thousands).

	2005	2006	2007	2008	2009	Thereafter	Total
Office and warehouse leases	$1,167	$881	$794	$674	$651	$685	$4,852
Auto leases	1,201	895	198	—	—	—	2,294
ATM leases	263	—	—	—	—	—	263

Total	$2,631	$1,776	$992	$674	$651	$685	$7,409

     Rental expense for 2002, 2003 and 2004 was $3,851,000, $2,956,000 and $3,814,000, respectively.

     In connection with the acquisition of eFunds’ ATM business as described in Note 5, we entered into a five-year agreement pursuant to which eFunds will provide ongoing services to us. The agreement requires us to purchase services aggregating at least $5 million per year from eFunds.

14. Discontinued Operations and Related Party Transactions

     In the first quarter of 2000, we formed a subsidiary, iATMglobal.net (“iATM”). iATM planned to deliver a unique distribution channel to access the Internet using our existing ATMs initially and eventually rolling out the software capability worldwide to other ATMs. Our investment in iATM was $5.0 million.

     In the second quarter of 2000, iATM acquired Strategic Software Solutions Limited (“SSS”), a leading developer of custom Internet solutions for ATMs for $2.7 million, most of which was recorded as goodwill. The accounting for this acquisition was treated as a business purchase combination. Strategic Software Solutions developed custom Internet and software solutions for ATMs manufactured by NCR Corporation. Strategic Software Solutions and NCR jointly marketed @tmLink, the only Internet-based ATM uploading and notification product for NCR-built ATMs.

     In the third quarter of 2000, NCR made a strategic equity investment in iATM. NCR invested $5 million in exchange for 24% ownership interest in iATM and agreed to enable iATM’s software on NCR ATMs.

     NCR’s 24% ownership of iATM was calculated on a fully diluted basis as if NCR’s preferred shares converted based upon the standard set forth in the Amended and Restated Certificate of Incorporation of iATM. NCR’s interest in iATM was accounted for as a minority interest. In February 2002, TRM Corporation purchased all remaining issued and outstanding common shares of iATM from minority owners (other than NCR) for $69,000 cash and then contributed all its iATM common stock to a newly formed corporation, S-3 Corporation. iATM then repurchased all of its issued and outstanding common shares from S-3 Corporation in consideration for which iATM transferred all of the shares of SSS, a subsidiary of iATM, plus the remaining $48,000 cash of iATM after reserves for agreed upon liabilities. S-3 Corporation, a wholly-owned subsidiary of TRM Corporation, retained ownership of SSS, and certain license agreements to develop and deploy RAAP (Remote Access Application Protocol) Software in the United Kingdom exclusively for two years. In addition, S-3 received contracts from NCR. NCR became 100% owner of iATM when it exercised its right to convert its Series A Preferred Shares of iATM into common stock, making it the sole shareholder of iATM. Thus, as iATM had previously repurchased all its outstanding stock from S-3, NCR became the 100% owner of iATM and SSS became 100% owned by TRM’s subsidiary, S-3.

     The capital structure of iATM prior to the reorganization in February 2002 was as follows; TRM ownership: 11,866,815 common shares; Alexander John Haddow: 400,005 common shares; Alexander Ogilvie: 400,005 common shares; NCR Corporation: 4 million Series A Preferred Shares (which preferred shares were granted one vote for each share of common stock into which each share could then be converted). The Series A Preferred Shares, voting separately as a class, were granted the right to elect two members of the Board of Directors. Mr. Haddow’s and Mr. Ogilvie’s shares were purchased by TRM as part of the reorganization in February 2002.

     We purchased the shares of SSS, located in Scotland, from two individuals who were unrelated to us and NCR. Each individual owned 50% of the shares of SSS at the time of sale. iATM bought SSS to continue to develop RAAP software and market additional products and services other than cash through this software and its ATM machines worldwide. In the third quarter of 2000, NCR made a strategic $5 million investment in Series A Preferred Stock of iATM. The preferred shares contained a conversion provision that, on a fully converted, fully diluted basis, accounted for a 24% interest in iATM. After two years, iATM had used substantially all of its cash, and we were no longer interested in investing more money in iATM. However, we were interested in retaining SSS, then a software consulting business primarily providing services to NCR. NCR was interested in continuing the research and development and marketing efforts of the RAAP technology. We had a remaining investment of $470,000, which was distributed to us in the reorganization in the form of cash, receivables, inventories, and equipment. NCR retained the primary RAAP technology originally acquired by iATM from SSS, the patent, and the subsequent development efforts. We, through our new wholly owned subsidiary, S-3 Corporation, received the consulting business, including a $1.2 million development contract from NCR for continued RAAP development through the first quarter of 2003 and certain license agreements to develop and deploy RAAP software in the United Kingdom exclusively for two years. S-3 would pay NCR 8% of its net revenues from RAAP transactions for seven years and 6% of gross revenues in the event it licensed its software to any third party. The net assets after payment of liabilities of iATM at the time of distribution to its two owners were as follows:

	iATM Balance Sheet	NCR
	Before Distribution	Received	TRM (S-3) Received
Cash	$47,785	$—	$47,785
Prepaid expenses	31,271	31,271	—
Accounts receivable	380,389	—	380,389
Inventories	29,067	—	29,067
Equipment	472,273	230,910	241,363
Goodwill and other assets	3,076,063	3,076,063	—

Total assets	$4,036,848	$3,338,244	$698,604

Common stock	$5,250,000	$—
Preferred stock	5,000,000	5,000,000
Accumulated deficit	(6,213,152)	(1,661,756)

Total equity	$4,036,848	$3,338,244

     In February 2002, after our share of losses, we had a remaining balance of $472,000 of our original $5 million investment. We received $699,000 from the reorganization of iATM and classified the additional $227,000 as negative goodwill, which we offset against equipment distributed from iATM.

     During the fourth quarter of 2004, we decided to discontinue efforts in the software development segment of our business. In December 2004, the last employee of SSS was terminated and we negotiated termination of SSS’ office lease and accrued a related termination payment. Therefore, results of the software development segment have been reflected as discontinued operations.

     Since the inception of our ATM business in 1999, we have purchased most of our ATMs from NCR. In addition, NCR has provided maintenance and services for a portion of our base of installed ATMs. We purchased equipment from NCR in the amount of $2.7 million and parts and services in the amount of $5.0 million in 2002. In 2003 we purchased equipment from NCR in the amount of $.9 million and parts and services in the amount of $2.7 million. In 2004 we purchased equipment from NCR in the amount of $5.1 million and parts and services in the amount of $3.6 million. We had $48,000 and $3.7 million in accounts payable owing to NCR at December 31, 2003 and 2004, respectively.

During 2004 we incurred legal fees of $720,000 for services from a law firm of which one of our directors is a partner.

15. Segment Reporting

     We are organized into two reportable segments: Photocopy and ATM. ATM owns and operates ATM machines in retail establishments. Photocopy owns and maintains self-service photocopiers in retail establishments. Previously the software business comprised our third reportable segment. The software development business developed software to deliver products and services through ATMs, but was discontinued during the year ended December 31, 2004.

     The accounting policies of the segments are substantially the same as those described in Note 1. We evaluate each segment’s performance based on operating income or loss excluding costs of raising capital and pursuing potential acquisitions. In our financial statements for 2003 we reported segment performance based on income or loss before interest, taxes, minority interest, and cumulative effect of accounting changes. In our financial statements for 2004 we reported segment performance based on operating income or loss excluding unallocated costs. The 2002 and 2003 information below has been restated to conform to the current presentation. Information regarding the operations of these reportable segments is as follows (in thousands):

	ATM	Photocopy	Total
2002:
Net sales	$23,115	$44,809	$67,924
Operating income (loss) excluding unallocated costs	(2,669)	471	(2,198)
Depreciation and amortization	3,330	6,300	9,630
Capital expenditures including assets acquired under capital leases	3,558	4,139	7,697
As of December 31, 2002:
Total assets	52,771	55,250	108,021

	ATM	Photocopy	Total
2003:
Net sales	$34,462	$43,735	$78,197
Operating income excluding unallocated costs	4,805	5,311	10,116
Depreciation and amortization	3,550	5,913	9,463
Capital expenditures	255	3,591	3,846
As of December 31, 2003:
Total assets	55,847	56,232	112,079

	ATM	Photocopy	Total
2004:
Net sales	$50,458	$42,184	$92,642
Operating income excluding unallocated costs	7,500	8,141	15,641
Depreciation and amortization	4,757	6,170	10,927
Capital expenditures	9,598	2,562	12,160
As of December 31, 2004:
Total assets, including goodwill of $118,444 in the ATM segment	309,114	48,120	357,234

     Reconciliation of segment data to income (loss) from continuing operations before income taxes (in thousands):

	2002	2003	2004
Operating income (loss) excluding unallocated costs	$(2,198)	$10,116	$15,641
Unallocated costs not related to segments	—	—	1,904
Interest expense	1,574	1,030	1,727
Other (income) expense, net	1,910	(133)	(267)

Income (loss) from continuing operations before income taxes	$(5,682)	$9,219	$12,277

     Revenues are attributed to geographic areas based on the location of the assets producing the revenues. All revenues are attributed to external customers. No customers accounted for 10% or more of our revenue for any of the periods presented. Information about our domestic and foreign operations is as follows (in thousands):

				Long Lived Assets
	Sales			December 31
	2002	2003	2004	2002	2003	2004
United States	$52,864	$55,987	$70,390	$42,764	$37,667	$38,591
Foreign:
United Kingdom	25,942	34,212	48,122	20,974	20,002	25,915
Canada	3,809	4,623	7,515	4,178	6,322	7,759

	$82,615	$94,822	$126,027	$67,916	$63,991	$72,265

16. Litigation

     In the ordinary course of business, we may be subject to lawsuits, investigations and claims. There are currently no material legal proceedings pending against us.

     On March 20, 2003, by a vote of disinterested directors, we determined to participate in a proposed agreement to settle all litigation brought by Frederick O. Paulsell, who was a director and shareholder of ours, Frederick O. Paulsell III, Michael Paulsell, Leigh Ann Paulsell, and David Paulsell (collectively, “Paulsell”) against Edward E. Cohen and Daniel G. Cohen, each of whom is a director and shareholder of ours (collectively, the “Cohens”), ReadyCash Investment Partners, LP, which was a $20 million investor in our preferred shares, and ReadyCash GP, Inc., the general partner of ReadyCash (collectively, with Resource America, Inc., which was later named as a defendant, “ReadyCash”), as well as the litigation between TRM and Paulsell.

     Mr. Paulsell and Messrs. Cohen each requested that we provide certain indemnification with regard to the litigation. Subsequent to a vote of the Audit Committee, comprised of disinterested directors, we determined to reimburse Messrs. Cohen for certain legal expenses and at December 31, 2004 had paid $457,000 in total.

     Based on the proposed settlement agreement, as of December 31, 2002, our participation was recorded as a liability in the amount of $1,788,000 consisting of $1 million as a direct cash payment by us to the estate of Frederick Paulsell, $50,000 of related legal expense, and a note payable to the estate in the amount of $1 million, maturing in 5 years. In April 2003 we negotiated with the Paulsell estate to provide for an immediate cash payment of our portion of the settlement. Our final participation was in the amount of $1,750,000 and was paid in full on April 17, 2003. Full and unconditional mutual releases were provided by all parties to the litigation in connection with the resolution. We have no remaining obligation to make any payments related to the litigation.

     We are seeking payment of all or a portion of the $1,750,000 payment from our directors’ and officers’ liability insurance carrier. Although we believe that we have a valid claim under our insurance policies, we are unable to provide an accurate assessment of whether the insurance carrier will pay all or any portion of the $1,750,000 payment. Therefore, no provision for any settlement from the insurance carrier has been included in our financial statements.

17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003:
Sales	$21,812	$24,014	$24,051	$24,945
Net sales	18,086	19,863	19,780	20,468
Gross profit	7,292	8,265	8,914	10,099
Income from continuing operations	763	1,292	1,784	2,658
Loss from discontinued operations	(10)	(144)	(264)	(623)
Net income	753	1,148	1,520	2,035
Basic income (loss) per share:
From continuing operations	.05	.11	.17	.24
Discontinued operations	—	(.02)	(.03)	(.04)
Net Income	.05	.09	.14	.20
Diluted income (loss) per share:
From continuing operations	.05	.11	.16	.22
Discontinued operations	—	(.02)	(.03)	(.04)
Net Income	.05	.09	.13	.18

2004:
Sales	$25,915	$28,840	$28,981	$42,291
Net sales	21,016	22,512	22,486	26,628
Gross profit	10,398	10,421	10,080	11,531
Income from continuing operations	2,594	2,768	2,244	724
Loss from discontinued operations	(81)	(60)	(78)	(183)
Net income	2,513	2,708	2,166	541
Basic income per share:
From continuing operations	.26	.27	.18	.04
Discontinued operations	(.01)	(.01)	(.01)	(.02)
Net Income	.25	.26	.17	.02
Diluted income per share:
From continuing operations	.23	.24	.17	.03
Discontinued operations	(.01)	(.01)	(.01)	(.01)
Net Income	.22	.23	.16	.02

     In the fourth quarter of 2004, our Board of Directors approved payment of bonuses to employees. Accordingly, in the fourth quarter of 2004, we recorded bonuses of approximately $1.1 million as compensation expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

     There have been no significant changes in our internal controls over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to our directors will be included under “Election of Directors” and “Background About Continuing Directors,” in our definitive proxy statement for our 2005 annual meeting of shareholders (the “2005 Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by this reference. Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included under “Executive Compensation” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans as of December 31, 2004 will be included under “Voting Securities and Principal Shareholders” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management will be included under “Certain Relationships and Related Transactions” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to principal accountant fees and services will be included under “Principal Accountant Fees and Services” in our 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Documents filed as part of this report

1.      Financial Statements

2.      Financial Statement Schedules:

II — Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.      Exhibits:

     (a)     The exhibits listed below are filed as part of this report

Exhibit
Number
2.1(a)	Purchase Agreement, made as of September 20, 2004, by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the period ended September 30, 2004)

2.1(b)	Amendment No. 1 to the Purchase Agreement by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation dated November 19, 2004 (incorporated herein by reference to Exhibit 2.2 of Form 8-K dated November 19, 2004)

3.1(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-16748])

4.2	Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

Exhibit
Number
10.1*	Form of Indemnity Agreements with Registrant’s directors and executive officers (incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)

10.2	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003)

10.3*	Restated 1986 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

10.4*	1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1998)

10.5*	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.6*	Form of Stock Option Agreements:

a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.7*	Employment Agreements:

a)	Employment Agreement dated February 8, 2000 with Gary Cosmer (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)

b)	Employment Agreement dated January 1, 2000 with Danial Tierney (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)

c)	Employment Agreement dated December 18, 2001 with Kenneth L. Tepper (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2001)

d)	Employment Agreement dated July 22, 2002 with Thomas W. Mann (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2002)

e)	Employment Agreement dated April 1, 2004 with Ashley S. Dean (incorporated herein by reference to Exhibit 10.6 of Form S-3 dated June 23, 2004)

10.8	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by referenced to Exhibit 2.2 of Form 8-K dated November 19, 2004)

10.9	Loan and Servicing Agreement dated March 17, 2000 by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

10.10	a)	Third Amendment to Loan and Servicing Agreement dated April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

Exhibit
Number
	b)	Fourth Amendment to Loan and Servicing Agreement dated July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

	c)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust (“Borrower”), TRM ATM Corporation, in its individual capacity (“TRM ATM”) and as Servicer (in such capacity, “Servicer”), Autobahn Funding Company LLC (“Lender”), DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, as Administrative Agent (in such capacity, “Administrative Agent”) and as Liquidity Agent (in such capacity, “Liquidity Agent”), and U.S. Bank National Association, as Collateral Agent (“Collateral Agent”) (incorporated herein by reference to Exhibit 2.3 of Form 8-K dated November 19, 2004)

	d)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust (“Borrower”), TRM ATM Corporation, in its individual capacity (“TRM ATM”) and as Servicer (in such capacity, “Servicer”), Autobahn Funding Company LLC (“Lender”), DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, as Administrative Agent (in such capacity, “Administrative Agent”) and as Liquidity Agent (in such capacity, “Liquidity Agent”), and U.S. Bank National Association, as Collateral Agent (“Collateral Agent”)

10.11	Agreement for the Provision of Cash Between TRM (ATM) Limited and Alliance & Leicester Cash Solutions Limited dated January 25, 2005

10.12	Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002)

10.13	Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002)

10.14	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

10.15	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 31, 2005.

TRM CORPORATION
By:	/s/ Kenneth L. Tepper
Kenneth L. Tepper
President and Chief Executive Officer

POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March ___, 2005 on behalf of the Registrant and in the capacities indicated:

Signature	Title
/s/ Kenneth L. Tepper Kenneth L. Tepper	President and Chief Executive Officer (Principal Executive Officer)

/s/ Daniel E. O’Brien Daniel E. O’Brien	Chief Financial Officer (Principal Financial Officer)

/s/ Jon S. Pitcher Jon S. Pitcher	Principal Accounting Officer (Principal Accounting Officer)

/s/ Daniel G. Cohen Daniel G. Cohen	Chairman of the Board and Director

/s/ Nancy Alperin Nancy Alperin	Director

/s/ Edward E. Cohen Edward E. Cohen	Director

/s/ Slavka Glaser Slavka Glaser	Director

/s/ Hersh Kozlov Hersh Kozlov	Director

/s/ Lance Laifer Lance Laifer	Director

/s/ Alan D. Schreiber Alan D. Schreiber	Director

/s/ Harmon S. Spolan	Director
Harmon S. Spolan

EXHIBIT INDEX

Exhibit
Number
2.1(a)	Purchase Agreement, made as of September 20, 2004, by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the period ended September 30, 2004)

2.1(b)	Amendment No. 1 to the Purchase Agreement by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation dated November 19, 2004 (incorporated herein by reference to Exhibit 2.2 of Form 8-K dated November 19, 2004)

3.1(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-16748])

4.2	Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

10.1*	Form of Indemnity Agreements with Registrant’s directors and executive officers (incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)

10.2	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003

10.3*	Restated 1986 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1994)

10.4*	1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1998)

10.5*	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.6*	Form of Stock Option Agreements:

a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

Exhibit
Number
10.7*	Employment Agreements:

	a)	Employment Agreement dated February 8, 2000 with Gary Cosmer (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)

	b)	Employment Agreement dated January 1, 2000 with Danial Tierney (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2000)

	c)	Employment Agreement dated December 18, 2001 with Kenneth L. Tepper (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the period ended December 31, 2001)

	d)	Employment Agreement dated July 22, 2002 with Thomas W. Mann (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2002)

	e)	Employment Agreement dated April 1, 2004, with Ashley S. Dean (incorporated herein by reference to Exhibit 10.6 of Form S-3 dated June 23, 2004)

10.8	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by referenced to Exhibit 2.2 of Form 8-K dated November 19, 2004)

10.9	Loan and Servicing Agreement dated March 17, 2000 by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

10.10	a)	Third Amendment to Loan and Servicing Agreement dated April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

	b)	Fourth Amendment to Loan and Servicing Agreement dated July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

	c)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust (“Borrower”), TRM ATM Corporation, in its individual capacity (“TRM ATM”) and as Servicer (in such capacity, “Servicer”), Autobahn Funding Company LLC (“Lender”), DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, as Administrative Agent (in such capacity, “Administrative Agent”) and as Liquidity Agent (in such capacity, “Liquidity Agent”), and U.S. Bank National Association, as Collateral Agent (“Collateral Agent”) (incorporated herein by reference to Exhibit 2.3 of Form 8-K dated November 19, 2004)

	d)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust (“Borrower”), TRM ATM Corporation, in its individual capacity (“TRM ATM”) and as Servicer (in such capacity, “Servicer”), Autobahn Funding Company LLC (“Lender”), DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, as Administrative Agent (in such capacity, “Administrative Agent”) and as Liquidity Agent (in such capacity, “Liquidity Agent”), and U.S. Bank National Association, as Collateral Agent (“Collateral Agent”).

10.11	Agreement for the Provision of Cash between TRM (ATM) Limited and Alliance & Leicester Cash Solutions Limited dated January 25, 2005

10.12	Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002)

10.13	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

10.14	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

Exhibit
Number
21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.

Schedule II – Valuation and Qualifying Accounts

Years ended December 31, 2002, 2003 and 2004
(In thousands)

	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other		Deductions –	End of
	of Period	Expenses	Accounts		Write Offs	Period

Year ended December 31, 2002
Allowance for deferred taxes	$2,084	$—	$1,250		$(1,505)	$1,829
Allowance for doubtful accounts	171	204	—		(172)	203

Year ended December 31, 2003
Allowance for deferred taxes	1,829	—	—		(229)	1,600
Allowance for doubtful accounts	203	210	—		(157)	256

Year ended December 31, 2004
Allowance for deferred taxes	1,600	—	—		(350)	1,250
Allowance for doubtful accounts	256	31	436	[1]	(191)	532

[1] Allowance recorded in connection with eFunds Corporation acquisition (see Note 5)