Form 10-Q
period 2005-03-31
TRM CORP
filed 2005-05-16
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES☑ NO☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES☐ NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT MARCH 31, 2005

Common Stock	13,956,386

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRM Corporation
Consolidated Balance Sheets
(unaudited)
(In thousands)

	December 31,	March 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$5,576	$2,072
Accounts receivable, net	12,251	15,638
Income tax receivable	115	90
Inventories	7,319	7,379
Prepaid expenses and other	5,011	5,269
Deferred tax asset	58	51

Total current assets	30,330	30,499
Equipment, less accumulated depreciation and amortization	72,265	73,901
Restricted cash – TRM Inventory Funding Trust	75,547	76,700
Goodwill	118,444	118,446
Other intangible assets, less accumulated amortization	51,241	49,428
Other assets	9,473	9,912

Total assets	$357,300	$358,886

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,234	$14,778
Accrued expenses	8,891	7,821
Accrued expenses of TRM Inventory Funding Trust	154	149
Current portion of long-term debt	10,059	10,048
Current portion of obligations under capital leases	2,195	1,857

Total current liabilities	39,533	34,653
TRM Inventory Funding Trust note payable	74,105	75,353
Long-term debt	120,177	123,273
Obligations under capital leases	1,644	1,333
Deferred tax liability	8,168	8,866
Other long-term liabilities	241	228
Preferred dividends payable	220	147

Total liabilities	244,088	243,853

Minority interest	1,500	1,500

Shareholders’ equity:
Preferred stock, no par value - 5,000 shares authorized; no shares issued and outstanding (1,044 at December 31, 2004)	11,620	—
Common stock, no par value - 50,000 shares authorized; 13,956 shares issued and outstanding (13,139 at December 31, 2004)	81,075	92,798
Additional paid-in capital	63	63
Accumulated other comprehensive income:
Accumulated foreign currency translation adjustments	4,474	4,015
Unrealized gain on securities	28	701
Retained earnings	14,452	15,956

Total shareholders’ equity	111,712	113,533

Total liabilities and shareholders’ equity	$357,300	$358,886

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2004	2005
Sales	$25,915	$58,812
Less discounts	4,899	25,407

Net sales	21,016	33,405
Cost of sales	10,618	17,499

Gross profit	10,398	15,906
Selling, general and administrative expense	6,120	11,263

Operating income	4,278	4,643
Interest expense	244	2,229
Other expense (income), net	154	(94)

Income from continuing operations before income taxes	3,880	2,508
Provision for income taxes	1,286	857

Income from continuing operations	2,594	1,651
Loss from discontinued operations, net of income tax benefit of $39	(81)	—

Net income	$2,513	$1,651

Basic and diluted per share information:

Income from continuing operations	$2,594	$1,651
Preferred stock dividends	(375)	(147)
Income allocated to Series A preferred shareholders	(336)	(57)

Net income from continuing operations available to common shareholders	$1,883	$1,447

Weighted average common shares outstanding	7,153	13,408
Dilutive effect of stock options	834	892
Dilutive effect of warrants	—	84

Weighted average common shares outstanding, assuming dilution	7,987	14,384

Basic income (loss) per share:
From continuing operations	$.26	$.11
Discontinued operations	(.01)	—

Net income	$.25	$.11

Diluted income (loss) per share:
From continuing operations	$.23	$.10
Discontinued operations	(.01)	—

Net income	$.22	$.10

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(unaudited)
(In thousands)

							Accumulated
						Additional	other
	Comprehensive	Preferred		Common		paid-in	comprehensive	Retained
	income	Shares	Amounts	Shares	Amounts	capital	income	earnings	Total
Balances, December 31, 2004		1,044	$11,620	13,139	$81,075	$63	$4,502	$14,452	$111,712
Comprehensive income:
Net income	$1,651	—	—	—	—	—	—	1,651	1,651
Other comprehensive income:
Foreign currency translation adjustment	(459)	—	—	—	—	—	(459)	—	(459)
Unrealized gain on securities	673	—	—	—	—	—	673	—	673

Comprehensive income	$1,865

Conversion of Series A preferred stock		(1,044)	(11,620)	782	11,620	—	—	—	—
Exercise of stock options		—	—	9	73	—	—	—	73
Exercise of warrants		—	—	26	—	—	—	—	—
Tax benefit of options exercised		—	—	—	30	—	—	—	30
Preferred stock dividends		—	—	—	—	—	—	(147)	(147)

Balances, March 31, 2005		—	$—	13,956	$92,798	$63	$4,716	$15,956	$113,533

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three months ended
	March 31,
	2004	2005
Operating activities:
Net income	$2,513	$1,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,221	4,928
Loss on disposal of equipment	61	151
Changes in items affecting operations, net of effect of business acquisitions:
Accounts receivable	(750)	(3,414)
Income tax receivable	—	25
Inventories	(34)	(126)
Prepaid expenses and other	(124)	(285)
Accounts payable	841	(3,384)
Accrued expenses	(812)	(1,050)
Deferred income taxes	1,247	706

Total operating activities	5,163	(798)

Investing activities:
Proceeds from sale of equipment	25	35
Capital expenditures	(1,329)	(4,794)
Acquisition of a business	(5,823)	—
Acquisition of intangible and other assets	(580)	(465)

Total investing activities	(7,707)	(5,224)

Financing activities:
Borrowings on notes payable	3,915	5,697
Repayment of notes payable	(754)	(2,501)
Principal payments on capital lease obligations	(521)	(614)
Increase in restricted cash	(2,433)	(1,153)
Proceeds from issuance of TRM Inventory Funding Trust note, net of repayments	2,486	1,248
Proceeds from exercise of stock options	3,468	72
Preferred stock dividends	(375)	(220)
Other	—	(13)

Total financing activities	5,786	2,516

Effect of exchange rate changes	(25)	2

Net increase (decrease) in cash and cash equivalents	3,217	(3,504)
Beginning cash and cash equivalents	5,724	5,576

Ending cash and cash equivalents	$8,941	$2,072

See accompanying notes to consolidated financial statements.

TRM Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Interim Financial Data

     The consolidated financial statements of TRM Corporation and its subsidiaries included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2005.

2.	Financial Statement Reclassifications

     Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ equity or previously reported net income.

3.	Net Income Per Share

     Basic and diluted net income per share are based on the weighted average number of shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive securities. For diluted net income per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and warrants. For the three months ended March 31, 2004, warrants exercisable for 300,000 common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. These warrants could be dilutive in the future.

4.	Inventories (in thousands):

	December 31,	March 31,
	2004	2005
Parts	$4,349	$4,868
ATMs held for resale	2,896	2,409
Paper, toner and developer	74	102

Total	$7,319	$7,379

5.	Long-Term Debt (in thousands):

March 31,
2005
Syndicated loan facility:
Term loan	$117,500
Domestic line of credit	3,500
Foreign line of credit	12,273
Other	48

133,321
Less current portion	(10,048)

$123,273

     The weighted average interest rate on the term loan as of March 31, 2005 was 6.89%, the interest rate on borrowings under the domestic line of credit was 7.0%, and the weighted average interest rate on borrowings under the foreign line of credit was 7.65%.

6.	Business Acquisitions

     During 2004 our ATM segment acquired three ATM businesses. Effective March 31, 2004, we acquired all of the outstanding shares of Inkas Financial Corp. Ltd. (“Inkas”). In June 2004 we acquired all of the outstanding shares of Mighty Cash Financial Services, Inc. (“Mighty Cash”). On November 19, 2004, we acquired substantially all of the assets constituting eFunds Corporation’s business of operating ATMs.

     The following table reflects the unaudited combined results of TRM, Inkas, Mighty Cash and eFunds’ ATM business for the three months ended March 31, 2004, as if each of the acquisitions had taken place at the beginning of 2004. The pro forma information includes adjustments for the amortization of contract rights and other amortizable intangible assets acquired, depreciation of fixed assets, decreased interest income, increased interest expense and the tax effects of these adjustments. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

Net sales (in thousands)	$34,908
Net income (in thousands)	$806
Basic net income per share	$.05
Diluted net income per share	$.04

7.	Shareholders’ Equity

     Preferred and Common Stock

     During the month of January 2005, 76,190 Series A Preferred shares were converted, at the option of the holders, to 57,141 shares of common stock. On March 5, 2005, the remaining 967,343 Series A Preferred shares automatically converted to common stock, leaving no Series A preferred stock remaining issued and outstanding. The automatic conversion resulted in issuance of an aggregate of 725,497 shares of common stock.

     Common Stock Options and Warrants

     We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for stock-based compensation plans. Accordingly, we have recognized no compensation expense for our stock-based compensation plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (in thousands, except per share data):

	Three months ended
	March 31,
	2004	2005
Net income, as reported	$2,513	$1,651
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(86)	(373)

Pro forma net income	$2,427	$1,278

Basic net income per share:
As reported	$.25	$.11
Pro forma	$.24	$.08

Diluted net income per share:
As reported	$.22	$.10
Pro forma	$.22	$.08

     During the quarter ended March 31, 2005, options were exercised for the purchase of 9,050 common shares at prices ranging from $1.80 to $9.25. In addition, warrants were exercised on a cashless basis, resulting in the issuance of an additional 25,861 common shares during the quarter.

8. Provision for Income Taxes

     Our effective tax rate for the first three months of 2005 was 34.2%, resulting in a tax provision of $857,000. For the first three months of 2004, our effective tax rate was 33.1%, and the tax provision was $1.3 million.

9.	Segment Reporting

     We have two reportable segments: ATM and Photocopy. ATM owns and operates ATM machines in retail establishments, sells ATM machines, and services equipment for others. Photocopy owns and maintains self-service photocopiers in retail establishments.

     The accounting policies of the segments are substantially the same as those described in Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004. We evaluate each segment’s performance based on operating income or loss excluding costs of raising capital and pursuing potential acquisitions. In our financial statements for the first quarter of 2004 we reported segment performance based on operating income or loss. The 2004 information below has been restated to conform to the current presentation. Information regarding the operations of these reportable segments is as follows (in thousands):

	Three months ended
	March 31,
	2004	2005
Net sales:
ATM	$9,605	$24,527
Photocopy	11,411	8,878

	$21,016	$33,405

Operating income excluding unallocated costs:
ATM	$2,115	$5,894
Photocopy	2,861	488

	$4,976	$6,382

Reconciliation of segment data to income from continuing operations before income taxes:
Operating income excluding unallocated costs	$4,976	$6,382
Unallocated costs	698	1,739
Interest expense	244	2,229
Other (income) expense, net	154	(94)

Income from continuing operations before income taxes	$3,880	$2,508

     Management periodically reviews the expenses associated with each business segment as well as those expenses that are for general corporate purposes, but not directly related to the operation of any one business segment, such as the cost of raising capital and pursuing acquisitions. Unallocated costs are those expenses management believes are attributable to general corporate purposes.

Total assets as of March 31, 2005 (in thousands):

ATM (including goodwill of $118.4 million)	$312,402
Photocopy	46,484

$358,886

10.	New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a significant impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the financial statement impact of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

11.	Subsequent Event – Insurance Settlement

     On April 27, 2005 we reached agreement with our D&O insurer to obtain reimbursement of monies we spent to settle litigation described in Note 16 to our audited consolidated financial statements in our 2004 Annual Report on Form 10-K. Upon execution of a final settlement agreement and the exchange of full and final releases between us and our insurer, a payment of $700,000 will be made.

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

     Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of these risks and uncertainties that may impact our business in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Overview

     We are one of the largest multinational owners and operators of ATM networks, with operations in the United States, the United Kingdom and Canada. As an independent sales organization, or ISO, we own and operate off-premises ATM networks which exclude bank branch locations. We have the second largest off-premises ATM network in both the United States and the United Kingdom and the third largest off-premises ATM network in Canada. In addition, we own and operate a photocopier network with self-service photocopiers deployed throughout the United States, the United Kingdom and Canada.

     At March 31, 2005, our ATM networks had a total of 21,672 machines deployed throughout the United Kingdom, United States and Canada representing an increase of 18,075 ATM machines (or 503%) when compared to the total at March 31, 2004. The increase in the number of ATMs was principally due to our acquisitions of ATM networks covering approximately 16,600 ATMs during the last three quarters of 2004. Our ATM operations produced net sales of $24.5 million during the first quarter of 2005, an increase of $14.9 million (or 155%) as compared to the same period in the prior year.

     At March 31, 2005, we had a total of 24,776 installed photocopiers in the United States, Canada and the United Kingdom, a decrease of 1,101 photocopiers (or 4.3%) when compared to March 31, 2004. The decrease in the number of photocopiers was caused primarily by the elimination of low volume sites. Photocopy net sales were $8.9 million for the quarter ended March 31, 2005, down from $11.4 million during the same period in 2004.

Consolidated Results of Operations

     The following table sets forth, for the periods indicated, statement of operations data, expressed as a percentage of sales of each item on our Consolidated Statements of Operations (see page 3 of this Quarterly Report on Form 10-Q).

	Three months ended
	March 31,	March 31,
	2004	2005
Sales	100.0%	100.0%
Less discounts	18.9	43.2

Net sales	81.1	56.8
Cost of sales	41.0	29.8

Gross profit	40.1	27.0
Selling, general and administrative expense	23.6	19.1

Operating income	16.5	7.9
Interest expense	.9	3.8
Other (income) expense, net	.6	(.2)

Income from continuing operations before income taxes	15.0	4.3
Provision for income taxes	5.0	1.5

Income from continuing operations	10.0	2.8
Loss from discontinued operations	(.3)	–

Net income	9.7%	2.8%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

ATM Results of Operations

		Three months ended March 31,
		% of		% of
	2004	sales	2005	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$11,272	94.1%	$45,905	95.4%
Service sales	567	4.7	642	1.3
Sales of ATM equipment	144	1.2	1,565	3.3

Total sales	11,983	100.0	48,112	100.0
Less discounts	2,378	19.8	23,585	49.0

Net sales	9,605	80.2	24,527	51.0
Cost of sales	4,958	41.4	11,712	24.4

Gross profit	$4,647	38.8%	$12,815	26.6%

Operating Data:
Average number of ATMs	3,456		20,265
Withdrawal transactions	4,023,210		18,588,309
Average withdrawals per ATM per month	388		306
Average transaction-based sales per withdrawal transaction	$2.80		$2.47
Average discount per withdrawal transaction	$.59		$1.27
Net transaction-based sales per withdrawal transaction	$2.21		$1.20

Photocopy Results of Operations

		Three months ended March 31,
		% of		% of
	2004	sales	2005	sales
	(in thousands, except operating and percentage data)
Sales	$13,932	100.0%	$10,700	100.0%
Less discounts	2,521	18.1	1,822	17.0

Net sales	11,411	81.9	8,878	83.0
Cost of sales	5,660	40.6	5,787	54.1

Gross profit	$5,751	41.3%	$3,091	28.9%

Operating Data:
Average number of photocopiers	25,960		24,670
Average photocopies per machine per month	2,078		1,749
Average sales per photocopier per month	$178.90		$144.57
Average sales per photocopy	$.086		$.083
Average discount per photocopy	$.015		$.014
Average net sales per photocopy	$.071		$.069
Average gross profit per photocopy	$.036		$.024

Sales

     For the first quarter of 2005, consolidated sales increased by $32.9 million, or 127%, to $58.8 million from $25.9 million for the first quarter of 2004. ATM sales increased by $36.1 million due primarily to acquisitions during 2004, while photocopier sales decreased by

$3.2 million due to a decline in installed photocopiers and in the average number of photocopies per machine.

     During the first quarter of 2005, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the British pound and the Canadian dollar. Approximately 31% of consolidated sales for the quarter were generated in the United Kingdom and Canada by our subsidiaries in those countries. The average exchange rates during the first quarter of 2005 were $1.902 to £1.00 and Canadian $.813 to U.S. $1.00, compared to $1.828 to £1.00 and Canadian $.758 to U.S. $1.00 during the first quarter of 2004. As a result of these increases in the value of the British pound and Canadian dollar, we reported $877,000 more in sales during the first quarter of 2005 than we would have reported had the exchange rates remained constant at the averages for the first quarter of 2004. This gain was substantially offset by corresponding exchange rate-related increases in expenses.

     ATM sales. ATM sales were $48.1 million for the first quarter of 2005 compared to $12.0 million for the first quarter of 2004. The $36.1 million increase in ATM sales was a combination of a $34.6 million increase in transaction-based sales and a $1.4 million increase in sales of ATM equipment.

     The $34.6 million increase in transaction-based sales resulted from:

•	Expansion of our ATM networks — The average number of transacting ATMs in our networks during the first quarter of 2005 increased to nearly six times the average in the same period in 2004. The increase of 16,809 average ATMs has resulted primarily from the acquisition between March 31, 2004 and November 19, 2004 of approximately 16,600 existing ATM contracts in addition to sales of new contracts by our sales force.

•	The increase in the number of ATMs in our network was partially offset by:

•	A 21.1% decrease in average withdrawals per ATM per month, to 306 from 388 in the first quarter of 2004.

•	An 11.8% decrease in average transaction-based sales per withdrawal transaction, to $2.47 from $2.80 in the first quarter of 2004.

     Both the decrease in average withdrawals per month and average transaction-based sales per withdrawal are due primarily to the acquisition of the eFunds ATM network in November 2004. The ATMs acquired from eFunds had substantially fewer withdrawals per ATM per month and lower sales per ATM than our historical averages.

     The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the first quarter of 2005 compared to same period in 2004, resulting in a $750,000 increase in ATM sales. This increase was substantially offset by exchange rate-related increases in costs.

     Photocopier sales. Photocopier sales in the first quarter of 2005 were $10.7 million compared to $13.9 million in the first quarter of 2004. The $3.2 million decrease resulted primarily from:

•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 20.0% for the first quarter of 2005 compared to the same period in 2004, to 129 million copies from 162 million copies, due to a combination of:

•	a decline in installed photocopiers to an average of 24,670 in the first quarter of 2005 from an average of 25,960 for the same period in 2004, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable; and

•	a decline in the average number of photocopies made per unit per month to 1,749 for the first quarter of 2005 from 2,078 for the same period in 2004 due primarily to price increases that became effective in late 2003, as well as competition from alternative media and copying services.

     The declining volume was partially offset by:

•	Exchange rate benefit — The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the first quarter of 2005 compared to the same period in 2004, resulting in a $127,000 increase in photocopier sales. This increase was substantially offset by exchange rate-related increases in costs.

Sales Discounts

     Sales discounts on a consolidated basis as a percentage of sales were 43.2% in the first quarter of 2005 and 18.9% in the first quarter of 2004. Sales discounts in the ATM business increased to 51.4% of transaction-based sales in the first quarter of 2005 from 21.1% in the first quarter of 2004. The increased discounts were caused by an increase in the percentage of merchants who provide their own cash in their ATMs (“self-fill” contracts) and merchants for whom we provide only processing services (“processing only” contracts). The increased percentage of self-fill and processing only contracts resulted from our acquisitions in 2004, since most of the ATMs in the networks we acquired were either self-fill or processing only contracts. Sales discounts in the photocopier business decreased in the first quarter of 2005 to 17.0% of sales from 18.1% in the first quarter of 2004, as a result of declining volumes and merchant contracts that provide percentage discounts that decrease as copy volume decreases.

Cost of Sales

     Cost of sales on a consolidated basis decreased to 29.8% of sales in the first quarter of 2005, from 41.0% in the first quarter of 2004. Cost of sales as a percentage of sales declined in the ATM segment, but increased in the photocopier segment.

     ATM cost of sales. Cost of sales in our ATM operations increased by $6.8 million to $11.7 million in the first quarter of 2005 from $5.0 million for the same time period in 2004, as a result of:

•	Expansion of our ATM networks to an average of 20,265 ATMs in the first quarter of 2005 compared to an average of 3,456 in the first quarter of 2004; and

•	Exchange rate effects — The ATM segment reported approximately $285,000 more in cost of sales in the first quarter of 2005 than it would have reported had the exchange rate for the British pound remained at the average for the first quarter of 2004.

     However, expressed as a percentage of sales, cost of sales in our ATM operations (excluding sales of ATM equipment and the related cost of sales) decreased to 22.2% of sales from 41.2% in the first quarter of 2004 due to the increase in the percentage of self-fill and processing only contracts resulting from our acquisitions.

     Photocopier cost of sales. Cost of sales in our photocopier operations increased to $5.8 million in the first quarter of 2005 compared to $5.7 million for the same time period in 2004. The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies by $277,000, which was offset by a $338,000 increase in cost of parts.

     Exchange rate effects caused us to report $352,000 more in consolidated cost of sales in the first quarter of 2005 than we would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for same time period in 2004.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $5.1 million to $11.3 million in the first quarter of 2005 from $6.1 million in the first quarter of 2004. However, selling, general and administrative expense as a percent of sales decreased to 19.1% in the first quarter of 2005 from 23.6% in the first quarter of 2004. Specific increases included:

•	Amortization expense increased by $2.2 million, primarily due to the amortization of intangible assets relating to ATM contracts acquired in 2004; and

•	Labor expense increased by $1.9 million due to an increase in administrative employees necessary to accommodate our expanding business, including integration of businesses acquired in 2004.

•	The cost of outsourced services increased by $885,000, primarily due to the selling, general and administrative portion of charges by eFunds Corporation under the services agreement we entered into with eFunds in November 2004 as part of our acquisition of its ATM business.

•	The increase in the value of the British pound and Canadian dollar caused an increase of $157,000 in selling, general and administrative expense.

Interest Expense

     Interest expense increased by $2.0 million to $2.2 million in the first quarter of 2005 from $244,000 in the first quarter of 2004. The increase in interest expense is due primarily to the increase in outstanding borrowings related to the eFunds ATM network acquisition.

     In the first quarter of 2004 our average interest-bearing debt was $17 million. In the first quarter of 2005 our average interest-bearing debt was approximately $135 million, mostly borrowings pursuant to our $150 million syndicated loan facility underwritten and arranged by Bank of America, N.A.

Tax Rate

     Our effective tax rate for the first quarter of 2005 was 34.2%, resulting in a tax provision of $857,000. For the first quarter of 2004, the effective tax rate was 33.1%, and the tax provision was $1.3 million.

Loss from Discontinued Operations

     Our software development segment, which is shown as discontinued operations, had a loss of $81,000 in the first quarter of 2004. This segment has had no operations since the fourth quarter of 2004.

Net Income

     Net income for the first quarter of 2005 was $1.7 million, a decrease of $862,000 compared to the $2.5 million in net income for the same period in 2004. After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders, income from continuing operations available to common shareholders was $1.4 million in the first quarter of 2005 and $1.9 million in the first quarter of 2004. Increased ATM volume primarily contributed to the $5.5 million increase in gross profit to $15.9 million in the first quarter of 2005. An increase in selling, general and administrative expense of $5.1 and a $2.0 million increase in interest expense offset the increased gross profit.

Liquidity and Capital Resources

General

     Our principal ongoing funding requirements are for working capital to finance the continued growth of our business (including acquisitions), service bank debt and service lease obligations.

     During the first three months of 2005, we used $798,000 of cash for operating activities as compared to $5.2 million generated from operating activities in the same period in 2004. The decrease in cash flows from operating activities was due primarily to an increase in accounts receivable and a reduction in accounts payable during the quarter. Net borrowings of $3.2 million helped to finance $4.8 million in capital expenditures, mostly ATM equipment.

     We had cash and cash equivalents of $2.1 million at March 31, 2005, compared to $5.6 million at December 31, 2004, and a net working capital deficit of $4.2 million at March 31, 2005 compared to a net working capital deficit of $9.2 million at December 31, 2004.

     We believe that the total cost of upgrading our ATMs to comply with new industry standards known as triple DES and EMV will be approximately $3.4 million in the United States and approximately $4.1 million in the United Kingdom. These costs are being capitalized and depreciated over the remaining life of each asset. As of May 6, 2005, approximately 7% of our ATMs in the United States and 85% of our ATMs in the United Kingdom were compliant with either triple DES or EMV.

Bank of America Credit Facility

     As of March 31, 2005, we owed $133.3 million pursuant to our $150 million syndicated loan facility: $117.5 million under the term loan and $15.8 million under the $30 million lines of credit. Bank of America had issued a letter of credit in the amount of $3.6 million to guarantee our performance under our agreements relating to TRM Inventory Funding Trust, leaving a balance available under our lines of credit of $10.6 million as of March 31, 2005.

U.S. Vault Cash Facility

     TRM Inventory Funding Trust, which we refer to as the Trust, provides cash to be placed in our United States ATM machines, which we refer to as vault cash, by accessing commercial paper markets. Because we are the primary beneficiary of the Trust, the Trust’s accounts are included in our consolidated financial statements. Pursuant to the trust agreement, up to $150 million of cash is available for use in our United States ATM network, of which $76.7 million was being used at March 31, 2005.

U.K. Vault Cash Facility

     Our U.K. ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and is not included on our balance sheet. We are insured against risk of loss while the cash is in or being distributed to our ATM network. During the first quarter of 2005, we accessed amounts ranging from £22.3 million ($42.1 million based on exchange rates as of March 31, 2005) to £38.1 million ($72.0 million based on exchange rates as of March 31, 2005) under this arrangement and paid a total of $820,000 for use of the cash.

Canadian Vault Cash Facility

     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As in our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. We are insured against risk of loss while the cash is in or being distributed to our ATM network. During the first quarter of 2005, we accessed amounts ranging from Canadian $10.2 million (U.S. $8.4 million based on exchange rate as of March 31, 2005) to Canadian $17.0 million (U.S. $14.0 million based on exchange rates as of March 31, 2005) and paid a total of $243,000 for use of the cash.

Contractual Commitments and Obligations

     Contractual commitments and obligations as of March 31, 2005 were as follows (in thousands):

	Payments Due by Period
		April 1 –
		December 31,
Contractual obligations	Total	2005	2006-2007	2008-2009	After 2009
TRM Corporation and subsidiaries
Long-term debt	$174,670	$14,461	$36,403	$49,240	$74,566
Capital lease obligations	3,420	1,688	1,648	84	—
Operating leases	8,455	2,105	3,766	1,601	983
Purchase obligations	23,125	3,750	10,000	9,375	—

Total TRM Corporation and subsidiaries	209,670	22,004	51,817	60,300	75,549
TRM Inventory Funding Trust note payable	82,417	2,543	79,874	—	—

Total contractual cash obligations	$292,087	$24,547	$131,691	$60,300	$75,549

     The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of March 31, 2005.

Critical Accounting Policies and Estimates

     Our critical accounting policies and estimates as of March 31, 2005 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Standards and Effects on Earnings Per Share

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board

Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a significant impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the financial statement impact of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.

Interest Rate Risk

     We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income was $108,000 for the quarter ended March 31, 2005, and $27,000 for the same period in 2004. If the interest rate we earn on the $2.1 million cash we had available for investment at March 31, 2005 increased or decreased by 1%, our interest income would not change materially.

     Interest on borrowings pursuant to our syndicated loan facility is at variable rates. As of March 31, 2005 the weighted average interest rate on our $117.5 million term loan was 6.89%, the interest rate on the $3.5 million outstanding under the domestic line of credit was 7.0%, and the weighted average interest rate on the $12.3 million outstanding under the foreign line of credit was 7.65%. In the first quarter of 2005 we purchased a three-year interest rate cap, under which $50 million of our term loan will be at the 90-day LIBOR rate not to exceed 5%, plus applicable rate plus mandatory costs. If the interest rate for the variable-rate portion of our borrowings under the syndicated loan facility increased by 1%, our interest cost would increase by $833,000 per year.

     The Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $75.4 million at March 31, 2005 and $29.9 million at March 31, 2004 under this arrangement. The weighted average interest rate on these borrowings at March 31, 2005 was 4.5%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $233,000 and $982,000 for the quarters ended March 31, 2004 and 2005, respectively. If the interest rate for the Trust’s borrowings at March 31, 2005 increased by 1%, to a weighted average of 5.5%, our cost of sales would increase by $754,000 per year.

     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and the cash is not included on our consolidated balance sheet. During the first three months of 2004 we accessed amounts ranging from £25.0 million ($46.5 million based upon exchange rates as of March 31, 2004) to £31.2 million ($58.0 million based upon exchange rates as of March 31, 2004). During the first three months of 2005 we accessed amounts ranging from £22.3 million ($42.1 million based upon exchange rates as of March 31, 2005) to £38.1 million ($72.0 million based upon exchange rates as of March 31, 2005). Fees that we pay for use of the cash are related to the bank’s interest rates. Based on the £35.5 million balance being used at March 31, 2005, if the cost of the cash increased by 1%, our cost of sales would increase by £355,000 ($670,000 based upon exchange rates as of March 31, 2005) per year.

     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As with our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. We are insured against risk of loss while the cash is in or being distributed to our ATM network. During the first quarter of 2005, we accessed amounts ranging from Canadian $10.2 million (U.S. $8.4 million based on exchange rates as of March 31, 2005) to Canadian $17.0 million (U.S. $14.0 million based on exchange rates as of March 31, 2005) and paid a total of $243,000 for use of the cash. Fees that we pay are related to the bank’s interest rates. Based on the Canadian $14.9 million balance being used at March 31, 2005, if the cost of cash increased by 1% our cost of sales would increase by Canadian $149,000 ($123,000 based on exchange rates as of March 31, 2005) per year.

Foreign Currency Risk

     We have international subsidiaries subject to foreign currency exchange rate exposure. We realize sales from, and pay the expenses of our international operations in British pounds and Canadian dollars. Accordingly, we are exposed to the risk of foreign exchange rate fluctuations.

     Foreign exchange rate transaction gains, net of losses, were $66,000 for the three months ended March 31, 2005. Foreign exchange transactions resulted in losses of $12,000 for the three months ended March 31, 2004. If foreign currency rates were to fluctuate from rates at March 31, 2005 our financial position might be materially affected. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at March 31, 2005, the potential increase in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $6.6 million. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the average for the quarter ended March 31, 2005, the impact on sales would have been an aggregate increase of approximately $1.8 million, or 3.1%. The impact on net income for the three months ended March 31, 2005 would have been an aggregate increase of approximately $103,000, or 6.2%. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at March 31, 2005, the potential decrease in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $6.6 million. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the average quoted foreign currency exchanges rates for the quarter ended March 31, 2005, the impact on sales would have been an aggregate decrease of $1.8 million, or 3.1%. The impact on net income for the three months ended March 31, 2005 would have been an aggregate decrease of approximately $103,000, or 6.2%.

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

     There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 27, 2005 we reached agreement with our D&O insurer to obtain reimbursement of monies we spent to settle litigation described in Note 16 to our audited consolidated financial statements in our 2004 Annual Report on Form 10-K. Upon execution of a final settlement agreement and the exchange of full and final releases between us and our insurer, a payment of $700,000 will be made to TRM, and will be included in our second quarter 2005 income.

ITEM 6. EXHIBITS

(a) Exhibits

2.1	(a)	Purchase Agreement by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation dated as of September 30, 2004 (incorporated herein by reference to Exhibit 10.3 of Form 10-Q filed for the quarter ended September 30, 2004)

2.1	(b)	Amendment No. 1 to the Purchase Agreement by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation dated November 19, 2004 (incorporated herein by reference to Exhibit 2.2 of Form 8-K dated November 19, 2004)

3.1	(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1	(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2		Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1		Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2		Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.3		Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4		Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION
Date: May 16, 2005	By:	Jon S. Pitcher
Jon S. Pitcher
Principal Accounting Officer