Form 10-Q
period 2005-06-30
TRM CORP
filed 2005-08-12
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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
YES ☑  NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT JUNE 30, 2005

Common Stock	13,986,704

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(unaudited)
(In thousands)

	December 31,	June 30,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$5,576	$2,040
Accounts receivable, net	12,251	19,678
Income tax receivable	115	344
Inventories	7,319	6,987
Prepaid expenses and other	5,011	4,263
Deferred tax asset	58	877

Total current assets	30,330	34,189
Equipment, less accumulated depreciation and amortization	72,265	72,136
Restricted cash — TRM Inventory Funding Trust	75,547	84,461
Goodwill	118,444	118,127
Other intangible assets, less accumulated amortization	51,241	46,500
Other assets	9,473	10,694

Total assets	$357,300	$366,107

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,234	$12,713
Accrued expenses	8,891	7,558
Accrued expenses of TRM Inventory Funding Trust	154	161
Current portion of long-term debt	10,059	10,045
Current portion of obligations under capital leases	2,195	1,368

Total current liabilities	39,533	31,845
TRM Inventory Funding Trust note payable	74,105	83,212
Long-term debt	120,177	123,635
Obligations under capital leases	1,644	1,072
Deferred tax liability	8,168	10,133
Other long-term liabilities	241	219
Preferred dividends payable	220	—

Total liabilities	244,088	250,116

Minority interest	1,500	1,500

Shareholders’ equity:
Preferred stock, no par value - 5,000 shares authorized; no shares issued and outstanding (1,044 at December 31, 2004)	11,620	—
Common stock, no par value - 50,000 shares authorized; 13,987 shares issued and outstanding (13,139 at December 31, 2004)	81,075	92,853
Additional paid-in capital	63	63
Accumulated other comprehensive income:
Accumulated foreign currency translation adjustments	4,474	1,380
Unrealized gain on securities	28	1,493
Other	—	(115)
Retained earnings	14,452	18,817

Total shareholders’ equity	111,712	114,491

Total liabilities and shareholders’ equity	$357,300	$366,107

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Sales	$28,840	$61,405	$54,755	$120,217
Less discounts	6,328	28,250	11,227	53,657

Net sales	22,512	33,155	43,528	66,560
Cost of sales	12,091	16,675	22,710	34,174

Gross profit	10,421	16,480	20,818	32,386
Selling, general and administrative expense	6,297	11,277	12,416	22,540

Operating income	4,124	5,203	8,402	9,846
Interest expense	249	2,519	493	4,747
Other expense (income), net	74	(718)	227	(811)

Income from continuing operations before income taxes	3,801	3,402	7,682	5,910
Provision for income taxes	1,033	540	2,320	1,398

Income from continuing operations	2,768	2,862	5,362	4,512
Loss from discontinued operations, net of income tax benefit of $30 for the three months and $69 for the six months ended June 30, 2004	(60)	—	(141)	—

Net income	$2,708	$2,862	$5,221	$4,512

Basic and diluted per share information:

Income from continuing operations	$2,768	$2,862	$5,362	$4,512
Preferred stock dividends	(371)	—	(746)	(147)
Income allocated to Series A preferred shareholders	(350)	—	(686)	(57)

Net income from continuing operations available to common shareholders	$2,047	$2,862	$3,930	$4,308

Weighted average common shares outstanding	7,509	13,972	7,331	13,692
Dilutive effect of stock options	1,129	788	1,087	840
Dilutive effect of warrants	25	15	12	48

Weighted average common shares outstanding, assuming dilution	8,663	14,775	8,430	14,580

Basic income (loss) per share:
From continuing operations	$.27	$.20	$.54	$.31
Discontinued operations	(.01)	—	(.02)	—

Net income	$.26	$.20	$.52	$.31

Diluted income (loss) per share:
From continuing operations	$.24	$.19	$.47	$.30
Discontinued operations	(.01)	—	(.02)	—

Net income	$.23	$.19	$.45	$.30

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(unaudited)
(In thousands)

							Accumulated
						Additional	other
	Comprehensive	Preferred		Common		paid-in	comprehensive	Retained
	income	Shares	Amounts	Shares	Amounts	capital	income	earnings	Total
Balances, December 31, 2004		1,044	$11,620	13,139	$81,075	$63	$4,502	$14,452	$111,712
Comprehensive income:
Net income	$4,512	—	—	—	—	—	—	4,512	4,512
Other comprehensive income:
Foreign currency translation adjustment	(3,094)	—	—	—	—	—	(3,094)	—	(3,094)
Unrealized gain on securities	1,465	—	—	—	—	—	1,465	—	1,465
Other, net of tax	(115)	—	—	—	—	—	(115)	—	(115)

Comprehensive income	$2,768

Conversion of Series A preferred stock		(1,044)	(11,620)	783	11,620	—	—	—	—
Exercise of stock options		—	—	11	78	—	—	—	78
Exercise of warrants		—	—	54	37	—	—	—	37
Tax benefit of options exercised		—	—	—	43	—	—	—	43
Preferred stock dividends		—	—	—	—	—	—	(147)	(147)

Balances, June 30, 2005		—	$—	13,987	$92,853	$63	$2,758	$18,817	$114,491

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six months ended
	June 30,
	2004	2005
Operating activities:
Net income	$5,221	$4,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,643	10,028
Loss on disposal of equipment	322	158
Changes in items affecting operations, net of effect of business acquisitions:
Accounts receivable	741	(7,640)
Income tax receivable	—	(229)
Inventories	(137)	(99)
Prepaid expenses and other	(746)	578
Accounts payable	1,216	(5,129)
Accrued expenses	(2,032)	(1,213)
Deferred taxes	2,176	1,126

Total operating activities	11,404	2,092

Investing activities:
Proceeds from sale of equipment	49	36
Capital expenditures	(3,255)	(7,478)
Acquisition of businesses, net of cash acquired	(6,324)	—
Acquisition of intangible and other assets	(651)	(1,028)

Total investing activities	(10,181)	(8,470)

Financing activities:
Borrowings on notes payable	3,915	9,254
Repayment of notes payable	(6,074)	(5,003)
Principal payments on capital lease obligations	(1,146)	(1,194)
Increase in restricted cash	(11,003)	(8,914)
Proceeds from issuance of TRM Inventory Funding Trust note, net of repayments	11,039	9,107
Proceeds from exercise of stock options and warrants	3,576	115
Preferred stock dividends	(750)	(367)
Other	—	(13)

Total financing activities	(443)	2,985

Effect of exchange rate changes	26	(143)

Net increase (decrease) in cash and cash equivalents	806	(3,536)
Beginning cash and cash equivalents	5,724	5,576

Ending cash and cash equivalents	$6,530	$2,040

See accompanying notes to consolidated financial statements.

TRM Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Interim Financial Data
     The consolidated financial statements of TRM Corporation and its subsidiaries included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2005.
2.	Financial Statement Reclassifications
     Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ equity or previously reported net income.
3.	Net Income Per Share
     In March 2004, the Financial Accounting Standards (“FASB”) approved Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB No. 25 and SFAS No. 123. EITF 03-6 became effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share information. Our Series A preferred stock qualified as a participating security under EITF 03-6. Accordingly, we adopted the use of the two-class method for the computation of earnings per share in the second quarter of 2004. Our Series A preferred stock was converted into common stock during the first quarter of 2005. As a result, EITF 03-6 had no impact on our net income per share calculation for the three months ended June 30, 2005 and will have no impact for the remainder of 2005.

     Basic and diluted net income per share are based on the weighted average number of shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive securities. For diluted net income per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and warrants. For the three months ended March 31, 2004, warrants exercisable for 300,000 common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three months ended June 30, 2004, and for the three and six months ended June 30, 2005, options to purchase 15,000 shares of our common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. These options and warrants could be dilutive in the future.
4.	Inventories (in thousands):

	December 31,	June 30,
	2004	2005
Parts	$4,349	$5,305
ATMs held for resale	2,896	1,604
Paper, toner and developer	74	78

Total	$7,319	$6,987

5.	Long-Term Debt (in thousands):

	December 31,	June 30,
	2004	2005
Syndicated loan facility:
Term loan	$120,000	$115,000
Domestic line of credit	3,500	5,300
Foreign line of credit	6,687	13,335
Other	49	45

	130,236	133,680
Less current portion	(10,059)	(10,045)

	$120,177	$123,635

     The weighted average interest rate on the term loan as of June 30, 2005 was 7.23%, the interest rate on borrowings under the domestic line of credit was 7.25%, and the weighted average interest rate on borrowings under the foreign line of credit was 7.61%. The weighted average interest rate on the term loan as of December 31, 2004 was 6.46%, the interest rate on borrowings under the domestic line of credit was 6.50%, and the weighted average interest rate on borrowings under the foreign line of credit was 7.68%.
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
     The following table reflects the unaudited combined results of TRM, Inkas, Mighty Cash and eFunds’ ATM business as if each of the acquisitions had taken place at the beginning of each period presented. The pro forma information includes adjustments for the amortization of contract rights and other amortizable intangible assets acquired, depreciation of fixed assets, decreased interest income, increased interest expense and the tax effects of these adjustments. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Three months	Six months
	ended	ended
	June 30, 2004	June 30, 2004
Net sales (in thousands)	$35,662	$70,570
Net income (in thousands)	$916	$1,722
Basic net income per share	$.06	$.11
Diluted net income per share	$.05	$.10
7.	Shareholders’ Equity
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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income, as reported	$2,708	$2,862	$5,221	$4,512
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(256)	(374)	(342)	(747)

Pro forma net income	$2,452	$2,488	$4,879	$3,765

Basic net income per share:
As reported	$.26	$.20	$.52	$.31
Pro forma	$.24	$.18	$.48	$.26
Diluted net income per share:
As reported	$.23	$.19	$.45	$.30
Pro forma	$.20	$.17	$.41	$.24

     During the six months ended June 30, 2005, options were exercised for the purchase of 11,300 common shares at prices ranging from $1.80 to $9.25. In addition, warrants were exercised primarily on a cashless basis, resulting in the issuance of an additional 53,939 common shares during the six months ended June 30, 2005.
8.	Provision for Income Taxes
     Our effective tax rate for the first six months of 2005 was 23.7%, resulting in a tax provision of $1.4 million. In the second quarter of 2005, we reached an agreement with the United Kingdom taxing authorities allowing the deductibility of certain intercompany interest amounts that we had previously treated as non-deductible. The benefit of this additional deductible expense has been recognized in the second quarter of 2005, resulting in an effective tax rate for the first six months of 2005 which is substantially lower than the United States statutory rate. For the first six months of 2004, the effective tax rate was 30.2%, and the tax provision was $2.3 million. The effective tax rate for the first six months of 2004 reflects the release of a valuation allowance.
9.	Segment Reporting
     We have two reportable segments: ATM and Photocopy. ATM owns and/or operates ATM networks, sells ATM machines, and services equipment for others. Photocopy owns and maintains self-service photocopiers in retail establishments.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005

Net sales:
ATM	$11,489	$23,966	$21,094	$48,492
Photocopy	11,023	9,189	22,434	18,068

	$22,512	$33,155	$43,528	$66,560

Operating income excluding unallocated costs:
ATM	$1,243	$4,954	$2,678	$10,847
Photocopy	2,881	2,115	5,724	2,604

	$4,124	$7,069	$8,402	$13,451

Reconciliation of segment data to income from continuing operations before income taxes:
Operating income excluding unallocated costs	$4,124	$7,069	$8,402	$13,451
Unallocated costs	—	1,866	—	3,605
Interest expense	249	2,519	493	4,747
Other (income) expense, net	74	(718)	227	(811)

Income from continuing operations before income taxes	$3,801	$3,402	$7,682	$5,910

     Management periodically reviews the expenses associated with each business segment as well as those expenses that are for general corporate purposes, but not directly related to the operation of any one business segment, such as the cost of raising capital and pursuing acquisitions. Unallocated costs are those expenses management believes are attributable to general corporate purposes.
     Total assets as of June 30, 2005 (in thousands):

ATM (including goodwill of $118.1 million)	$317,043
Photocopy	49,064

$366,107

10.	New Accounting Standards
        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R may have a significant impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the financial statement impact of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for the reporting of voluntary changes in accounting principles. SFAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. SFAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.

11.	Insurance Settlement
        During the second quarter of 2005 we reached a final settlement agreement in the amount of $700,000 with our directors’ and officers’ liability insurer to obtain reimbursement of monies we spent to settle litigation described in Note 16 to our audited consolidated financial statements in our 2004 Annual Report on Form 10-K. The settlement payment of $700,000 was made to TRM, and was included in other expense (income), net during the second quarter of 2005.
12.	Interest Rate Cap
        We entered into a three-year interest rate cap on March 31, 2005 with a notional amount of $50 million. If the LIBOR interest rate rises above 5% any time during the period from March 31, 2005 through March 31, 2008, we will receive payments that reduce the interest rate on the $50 million notional amount to 5%. We have designated the interest rate cap as a hedge of $50 million of our LIBOR-based term loan. The objective of the interest rate cap is to ensure that we are not exposed to interest rate increases beyond 5% on $50 million of our outstanding term loan for the three-year period which began March 31, 2005. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we have designated the interest rate cap as a cash flow hedge of $50 million of our variable rate term loan. We expect the hedge of the term loan to be highly effective in offsetting potential changes in cash flows attributed to a change in interest rates beyond 5%. Accordingly, we record as a component of accumulated other comprehensive income (loss) all unrealized gains and losses on the interest rate cap. We will record any realized gains on the interest rate cap as a reduction of interest expense on the term loan, if and when the LIBOR interest rate exceeds 5%. We are exposed to credit risk arising from the counterparty to the interest rate cap, but currently believe that our exposure to such credit risk is low.
13.	Subsequent Event
        During August 2005 we sold our investment in a marketable equity security for $9.6 million and recorded a gain on the sale of $1.9 million.

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
     Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of the risks and uncertainties that may impact our business in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     At June 30, 2005, our ATM networks had a total of 21,937 machines deployed throughout the United Kingdom, United States and Canada representing an increase of 17,321 ATM machines (or 375%) when compared to the total at June 30, 2004. The increase in the number of ATMs was principally due to our acquisitions of ATM networks covering approximately 16,000 ATMs during the last two quarters of 2004. Our ATM operations produced net sales of $48.5 million during the first six months of 2005, an increase of $27.4 million (or 130%) as compared to the same period in the prior year.
     At June 30, 2005, we had a total of 24,125 installed photocopiers in the United States, Canada and the United Kingdom, a decrease of 1,160 photocopiers (or 4.6%) when compared to

June 30, 2004. The decrease in the number of photocopiers was caused primarily by the elimination of low volume sites. Photocopy net sales were $18.1 million for the six months ended June 30, 2005, down from $22.4 million during the same period in 2004.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, statement of operations data, expressed as a percentage of sales of each item on our Consolidated Statements of Operations (see page 3 of this Quarterly Report on Form 10-Q).

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2005	2004	2005
Sales	100.0%	100.0%	100.0%	100.0%
Less discounts	22.0	46.0	20.5	44.6

Net sales	78.0	54.0	79.5	55.4
Cost of sales	41.9	27.2	41.5	28.5

Gross profit	36.1	26.8	38.0	26.9
Selling, general and administrative expense	21.8	18.3	22.7	18.7

Operating income	14.3	8.5	15.3	8.2
Interest expense	.9	4.1	.9	3.9
Other (income) expense, net	.2	(1.2)	.4	(.7)

Income from continuing operations before income taxes	13.2	5.6	14.0	5.0
Provision for income taxes	3.6	.9	4.2	1.2

Income from continuing operations	9.6	4.7	9.8	3.8
Loss from discontinued operations	(.2)	—	(.3)	—

Net income	9.4%	4.7%	9.5%	3.8%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
ATM Results of Operations

	Three months ended June 30,
		% of		% of
	2004	sales	2005	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$14,602	94.7%	$46,739	93.0%
Service and other	562	3.6	2,651	5.2
Sales of ATM equipment	256	1.7	889	1.8

Total sales	15,420	100.0%	50,279	100.0%
Less discounts	3,931	25.5	26,313	52.3

Net sales	11,489	74.5	23,966	47.7
Cost of sales	6,624	43.0	11,470	22.8

Gross profit	$4,865	31.5%	$12,496	24.9%

Operating Data:
Average number of transacting ATMs	4,264		20,212
Withdrawal transactions	5,216,693		20,174,298
Average withdrawals per ATM per month	408		333
Average transaction-based sales per withdrawal transaction	$2.80		$2.31
Average discount per withdrawal transaction	$.75		$1.30
Net transaction-based sales per withdrawal transaction	$2.05		$1.01
Photocopy Results of Operations

	Three months ended June 30,
		% of		% of
	2004	sales	2005	sales
	(in thousands, except operating and percentage data)
Sales	$13,420	100.0%	$11,126	100.0%
Less discounts	2,397	17.9	1,937	17.4

Net sales	11,023	82.1	9,189	82.6
Cost of sales	5,467	40.7	5,205	46.8

Gross profit	$5,556	41.4%	$3,984	35.8%

Operating Data:
Average number of photocopiers	25,477		24,119
Average photocopies per machine per month	2,128		1,821
Average sales per photocopier per month	$175.58		$153.77
Average sales per photocopy	$.083		$.084
Average discount per photocopy	$.015		$.015
Average net sales per photocopy	$.068		$.069
Average gross profit per photocopy	$.034		$.030
Sales
     For the second quarter of 2005, consolidated sales increased by $32.6 million, or 113%, to $61.4 million from $28.8 million for the second quarter of 2004. ATM sales increased by $34.9 million due primarily to acquisitions during 2004, while photocopier sales decreased by

$2.3 million due to a decline in installed photocopiers and in the average number of photocopies per machine.
     During the second quarter of 2005, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the British pound and the Canadian dollar. Approximately 33% of consolidated sales for the quarter were generated in the United Kingdom and Canada by our subsidiaries in those countries. The average exchange rates during the second quarter of 2005 were $1.866 to £1.00 and U.S. $.807 to Canadian $1.00, compared to $1.823 to £1.00 and U.S. $.739 to Canadian $1.00 during the second quarter of 2004. As a result of these increases in the value of the British pound and Canadian dollar, we reported $833,000 more in sales during the second quarter of 2005 than we would have reported had the exchange rates remained constant at the averages for the second quarter of 2004. This gain was substantially offset by corresponding exchange rate-related increases in discounts and expenses.
     ATM sales. ATM sales were $50.3 million for the second quarter of 2005 compared to $15.4 million for the second quarter of 2004. The $34.9 million increase in ATM sales was a combination of a $32.1 million increase in transaction-based sales, and a $2.1 million increase in service and other, and a $633,000 increase in sales of ATM equipment.
     The $32.1 million increase in transaction-based sales resulted from:
•	Expansion of our ATM networks — The average number of transacting ATMs in our networks during the second quarter of 2005 increased to nearly five times the average in the same period in 2004. The increase of 15,948 average transacting ATMs has resulted primarily from the acquisition between June 30, 2004 and November 19, 2004 of approximately 16,000 existing ATM contracts in addition to sales of new contracts by our sales force.

•	The increase in the number of ATMs in our network was partially offset by:
•	An 18.4% decrease in average withdrawals per ATM per month, to 333 from 408 in the second quarter of 2004. The decrease in average withdrawals per ATM per month is due primarily to the acquisition of the eFunds ATM network in November 2004. The ATMs acquired from eFunds had substantially fewer withdrawals per ATM per month than our historical averages.

•	A 17.5% decrease in average transaction-based sales per withdrawal transaction, to $2.31 from $2.80 in the second quarter of 2004. The decrease in average transaction-based sales per withdrawal is due primarily to the acquisition of the eFunds ATM network in November 2004. The ATMs acquired from eFunds had substantially lower transaction-based sales per withdrawal transaction per ATM than our historical averages.
     The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the second quarter of 2005 compared to same period in 2004, resulting in a $700,000 increase in ATM sales. This increase was substantially offset by exchange rate-related increases in costs.

     Photocopier sales. Photocopier sales in the second quarter of 2005 were $11.1 million compared to $13.4 million in the second quarter of 2004. The $2.3 million decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 19.0% for the second quarter of 2005 compared to the same period in 2004, to 132 million copies from 163 million copies, due to a combination of:
•	A decline in installed photocopiers to an average of 24,119 in the second quarter of 2005 from an average of 25,477 for the same period in 2004, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable.

•	A decline in the average number of photocopies made per unit per month to 1,821 for the second quarter of 2005 from 2,128 for the same period in 2004 due primarily to price increases that became effective in late 2003, as well as competition from alternative media and copying services.
     The declining volume was partially offset by:
•	Exchange rate benefit — The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the second quarter of 2005 compared to the same period in 2004, resulting in a $133,000 increase in photocopier sales. This increase was substantially offset by exchange rate-related increases in costs.
Sales Discounts
     Sales discounts on a consolidated basis as a percentage of sales were 46.0% in the second quarter of 2005 and 22.0% in the second quarter of 2004. Sales discounts in the ATM business increased to 56.3% of transaction-based sales in the second quarter of 2005 from 26.9% in the second quarter of 2004. The increased discounts were caused by an increase in the percentage of merchants who provide their own cash in their ATMs, which we refer to as “self-fill” contracts, and merchants for whom we provide only processing services, which we refer to as “processing only” contracts. The increased percentage of self-fill and processing only contracts resulted from our acquisitions in 2004, since most of the ATMs in the networks we acquired were under either self-fill or processing only contracts. Sales discounts in the photocopier business decreased in the second quarter of 2005 to 17.4% of sales from 17.9% in the second quarter of 2004, as a result of declining volumes and merchant contracts that provide percentage discounts that decrease as copy volume decreases.
Cost of Sales
     Cost of sales on a consolidated basis decreased to 27.2% of sales in the second quarter of 2005, from 41.9% in the second quarter of 2004. Cost of sales as a percentage of sales declined in the ATM segment, but increased in the photocopier segment.

     ATM cost of sales. Cost of sales in our ATM operations increased by $4.8 million to $11.5 million in the second quarter of 2005 from $6.6 million for the same time period in 2004, as a result of:
•	Expansion of our ATM networks to an average of 20,212 transacting ATMs in the second quarter of 2005 compared to an average of 4,264 in the second quarter of 2004.

•	Exchange rate effects — The ATM segment reported approximately $210,000 more in cost of sales in the second quarter of 2005 than it would have reported had the exchange rate for the British pound and Canadian dollar remained at the average for the second quarter of 2004.
     However, expressed as a percentage of sales, cost of sales in our ATM operations (excluding sales of ATM equipment and the related cost of sales) decreased to 21.5% of sales from 43.0% in the second quarter of 2004 due to the increase in the percentage of self-fill and processing only contracts resulting from our acquisitions.
     Photocopier cost of sales. Cost of sales in our photocopier operations decreased to $5.2 million in the second quarter of 2005 compared to $5.5 million for the same time period in 2004. The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies by $176,000 and a $32,000 decline in the cost of parts.
     Exchange rate effects caused us to report $273,000 more in consolidated cost of sales in the second quarter of 2005 than we would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for same time period in 2004.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $5.0 million to $11.3 million in the second quarter of 2005 from $6.3 million in the second quarter of 2004. However, selling, general and administrative expense as a percent of sales decreased to 18.3% in the second quarter of 2005 from 21.8% in the second quarter of 2004. Specific increases included:
•	Amortization expense increased by $2.1 million, primarily due to the amortization of intangible assets relating to ATM contracts acquired in 2004.

•	Labor expense increased by $1.2 million due to an increase in administrative employees necessary to accommodate our expanding business, including integration and operation of businesses acquired in 2004.

•	The cost of outsourced services increased by $977,000, primarily due to the selling, general and administrative portion of charges by eFunds Corporation under the services agreement we entered into with eFunds in November 2004 as part of our acquisition of its ATM business.

•	The increase in the value of the British pound and Canadian dollar caused an increase of $126,000 in selling, general and administrative expense.

Interest Expense
     Interest expense increased by $2.3 million to $2.5 million in the second quarter of 2005 from $249,000 in the second quarter of 2004. The increase in interest expense is due primarily to the increase in outstanding borrowings related to the eFunds ATM network acquisition.
     In the second quarter of 2004 our average interest-bearing debt was $13.3 million. In the second quarter of 2005 our average interest-bearing debt was approximately $136.3 million, mostly borrowings pursuant to our $150 million syndicated loan facility underwritten and arranged by Bank of America, N.A.
Other Expense (Income), Net
     Other expense (income), net for the second quarter of 2005 includes collection of a $700,000 settlement from our directors’ and officers’ liability insurer related to previously settled litigation.
Tax Rate
     Our effective tax rate for the second quarter of 2005 was 15.9%, resulting in a tax provision of $540,000. In the second quarter of 2005, we reached an agreement with the United Kingdom taxing authorities allowing the deductibility of certain intercompany interest amounts that we had previously treated as non-deductible. The benefit of this additional deductible expense has been recognized in the second quarter of 2005, resulting in an effective tax rate for the quarter which is substantially lower than the United States statutory rate. For the second quarter of 2004, the effective tax rate was 27.2%, and the tax provision was $1.0 million. The effective tax rate for the second quarter of 2004 reflects the release of a valuation allowance in that quarter.
Discontinued Operations
     Our software development segment, which is shown as discontinued operations, had a loss of $60,000 in the second quarter of 2004. This segment has had no operations since the fourth quarter of 2004.
Net Income
     Net income for the second quarter of 2005 was $2.9 million, an increase of $154,000 compared to the $2.7 million in net income for the same period in 2004. After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders in the second quarter of 2004, net income from continuing operations available to common shareholders was $2.9 million in the second quarter of 2005 and $2.0 million in the second quarter of 2004. Increased ATM volume primarily contributed to the $6.1 million increase in gross profit to $16.5 million in the second quarter of 2005. An increase in selling, general and administrative expense of $5.0 million and a $2.3 million increase in interest expense offset the increased gross profit.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
ATM Results of Operations

	Six months ended June 30,
		% of		% of
	2004	sales	2005	sales
	(in thousands, except operating and percentage data)

Transaction-based sales	$25,833	94.3%	$90,389	91.8%
Service and other	1,169	4.3	5,548	5.7
Sales of ATM equipment	400	1.4	2,454	2.5

Total sales	27,402	100.0	98,391	100.0
Less discounts	6,308	23.0	49,899	50.7

Net sales	21,094	77.0	48,492	49.3
Cost of sales	11,582	42.3	23,182	23.6

Gross profit	$9,512	34.7%	$25,310	25.7%

Operating Data:
Average number of transacting ATMs	3,860		20,341
Withdrawal transactions	9,239,903		39,065,906
Average withdrawals per ATM per month	399		320
Average transaction-based sales per withdrawal transaction	$2.79		$2.31
Average discount per withdrawal transaction	$.68		$1.27
Net transaction-based sales per withdrawal transaction	$2.11		$1.04
Photocopy Results of Operations

	Six months ended June 30,
		% of		% of
	2004	sales	2005	sales
	(in thousands, except operating and percentage data)

Sales	$27,353	100.0%	$21,826	100.0%
Less discounts	4,919	18.0	3,758	17.2

Net sales	22,434	82.0	18,068	82.8
Cost of sales	11,128	40.7	10,992	50.4

Gross profit	$11,306	41.3%	$7,076	32.4%

Operating Data:
Average number of photocopiers	25,719		24,110
Average photocopies per machine per month	2,103		1,806
Average sales per photocopier per month	$177.26		$150.88
Average sales per photocopy	$.084		$.084
Average discount per photocopy	$.015		$.014
Average net sales per photocopy	$.069		$.070
Average gross profit per photocopy	$.035		$.027
Sales
     For the first six months of 2005, consolidated sales increased by $65.5 million, or 120%, to $120.2 million from $54.8 million for the first six months of 2004. ATM sales increased by $71.0 million due primarily to acquisitions during 2004, while photocopier sales decreased by

$5.5 million due to a decline in installed photocopiers and in the average number of photocopies per machine.
     During the first six months of 2005, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the British pound and the Canadian dollar. Approximately 32% of consolidated sales for the six months were generated in the United Kingdom and Canada by our subsidiaries in those countries. The average exchange rates during the first six months of 2005 were $1.884 to £1.00 and U.S. $.810 to Canadian $1.00, compared to $1.826 to £1.00 and U.S. $.749 to Canadian $1.00 during the first six months of 2004. As a result of these increases in the value of the British pound and Canadian dollar, we reported $1.7 million more in sales during the first six months of 2005 than we would have reported had the exchange rates remained constant at the averages for the first six months of 2004. This gain was substantially offset by corresponding exchange rate-related increases in discounts and expenses.
     ATM sales. ATM sales were $98.4 million for the first six months of 2005 compared to $27.4 million for the first six months of 2004. The $71.0 million increase in ATM sales was a combination of a $64.6 million increase in transaction-based sales, a $4.4 million increase in service and other, and a $2.1 million increase in sales of ATM equipment.
     The $64.6 million increase in transaction-based sales resulted from:
•	Expansion of our ATM networks — The average number of transacting ATMs in our networks during the first six months of 2005 increased to more than five times the average in the same period in 2004. The increase of 16,481 average transacting ATMs has resulted primarily from the acquisition between June 30, 2004 and November 19, 2004 of approximately 16,000 existing ATM contracts in addition to sales of new contracts by our sales force.

•	The increase in the number of ATMs in our network was partially offset by:
•	A 19.8% decrease in average withdrawals per ATM per month, to 320 from 399 in the first six months of 2004. The decrease in average withdrawals per ATM per month is due primarily to the acquisition of the eFunds ATM network in November 2004. The ATMs acquired from eFunds had substantially fewer withdrawals per ATM per month than our historical averages.

•	A 17.2% decrease in average transaction-based sales per withdrawal transaction, to $2.31 from $2.79 in the first six months of 2004. The decrease in average transaction-based sales per withdrawal is due primarily to the acquisition of the eFunds ATM network in November 2004. The ATMs acquired from eFunds had substantially lower transaction-based sales per withdrawal transaction per ATM than our historical averages.
     The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the first six months of 2005 compared to same period in 2004, resulting in a $1.5 million increase in ATM sales. This increase was substantially offset by exchange rate-related increases in costs.

     Photocopier sales. Photocopier sales in the first six months of 2005 were $21.8 million compared to $27.4 million in the first six months of 2004. The $5.5 million decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 19.4% for the first six months of 2005 compared to the same period in 2004, to 261 million copies from 324 million copies, due to a combination of:
•	A decline in installed photocopiers to an average of 24,110 in the first six months of 2005 from an average of 25,719 for the same period in 2004, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable.

•	A decline in the average number of photocopies made per unit per month to 1,806 for the first six months of 2005 from 2,103 for the same period in 2004 due primarily to price increases that became effective in late 2003, as well as competition from alternative media and copying services.
     The declining volume was partially offset by:
•	Exchange rate benefit — The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the first six months of 2005 compared to the same period in 2004, resulting in a $258,000 increase in photocopier sales. This increase was substantially offset by exchange rate-related increases in costs.
Sales Discounts
     Sales discounts on a consolidated basis as a percentage of sales were 44.6% in the first six months of 2005 and 20.5% in the first six months of 2004. Sales discounts in the ATM business increased to 55.2% of transaction-based sales in the first six months of 2005 from 24.4% in the first six months of 2004. The increased discounts were caused by an increase in the percentage of self-fill and processing only contracts. The increased percentage of self-fill and processing only contracts resulted from our acquisitions in 2004, since most of the ATMs in the networks we acquired were under either self-fill or processing only contracts. Sales discounts in the photocopier business decreased in the first six months of 2005 to 17.2% of sales from 18.0% in the first six months of 2004, as a result of declining volumes and merchant contracts that provide percentage discounts that decrease as copy volume decreases.
Cost of Sales
     Cost of sales on a consolidated basis decreased to 28.5% of sales in the first six months of 2005, from 41.5% in the first six months of 2004. Cost of sales as a percentage of sales declined in the ATM segment, but increased in the photocopier segment.
     ATM cost of sales. Cost of sales in our ATM operations increased by $11.6 million to $23.2 million in the first six months of 2005 from $11.6 million for the same time period in 2004, as a result of:

•	Expansion of our ATM networks to an average of 20,341 transacting ATMs in the first six months of 2005 compared to an average of 3,860 in the first six months of 2004.

•	Exchange rate effects — The ATM segment reported approximately $494,000 more in cost of sales in the first six months of 2005 than it would have reported had the exchange rate for the British pound and Canadian dollar remained at the average for the first six months of 2004.
     However, expressed as a percentage of sales, cost of sales in our ATM operations (excluding sales of ATM equipment and the related cost of sales) decreased to 21.8% of sales from 42.2% in the first six months of 2004 due to the increase in the percentage of self-fill and processing only contracts resulting from our acquisitions.
     Photocopier cost of sales. Cost of sales in our photocopier operations decreased to $11.0 million in the first six months of 2005 compared to $11.1 million for the same time period in 2004. The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies by $453,000, which was offset by a $306,000 increase in cost of parts.
     Exchange rate effects caused us to report $623,000 more in consolidated cost of sales in the first six months of 2005 than we would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for same time period in 2004.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $10.1 million to $22.5 million in the first six months of 2005 from $12.4 million in the first six months of 2004. However, selling, general and administrative expense as a percent of sales decreased to 18.7% in the first six months of 2005 from 22.7% in the first six months of 2004. Specific increases included:
•	Amortization expense increased by $4.3 million, primarily due to the amortization of intangible assets relating to ATM contracts acquired in 2004.

•	Labor expense increased by $3.0 million due to an increase in administrative employees necessary to accommodate our expanding business, including integration of businesses acquired in 2004.

•	The cost of outsourced services increased by $1.9 million, primarily due to the selling, general and administrative portion of charges by eFunds Corporation under the services agreement we entered into with eFunds in November 2004 as part of our acquisition of its ATM business.

•	The increase in the value of the British pound and Canadian dollar caused an increase of $282,000 in selling, general and administrative expense.

Interest Expense
     Interest expense increased by $4.3 million to $4.7 million in the first six months of 2005 from $493,000 in the first six months of 2004. The increase in interest expense is due primarily to the increase in outstanding borrowings related to the eFunds ATM network acquisition.
     In the first six months of 2004 our average interest-bearing debt was $13.6 million. In the first six months of 2005 our average interest-bearing debt was approximately $135.1 million, mostly borrowings pursuant to our $150 million syndicated loan facility underwritten and arranged by Bank of America, N.A.
Other Expense (Income), Net
     Other expense (income), net for the first six months of 2005 includes collection of a $700,000 settlement from our directors’ and officers’ liability insurer related to previously settled litigation.
Tax Rate
     Our effective tax rate for the first six months of 2005 was 23.7%, resulting in a tax provision of $1.4 million. In the second quarter of 2005, we reached an agreement with the United Kingdom taxing authorities allowing the deductibility of certain intercompany interest amounts that we had previously treated as non-deductible. The benefit of this additional deductible expense has been recognized in the second quarter of 2005, resulting in an effective tax rate for the first six months of 2005 which is substantially lower than the United States statutory rate. For the first six months of 2004, the effective tax rate was 30.2%, and the tax provision was $2.3 million. The effective tax rate for the first six months of 2004 reflects the release of a valuation allowance.
Discontinued Operations
     Our software development segment, which is shown as discontinued operations, had a loss of $141,000 in the first six months of 2004. This segment has had no operations since the fourth quarter of 2004.
Net Income
     Net income for the first six months of 2005 was $4.5 million, a decrease of $709,000 compared to the $5.2 million in net income for the same period in 2004. After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders, net income from continuing operations available to common shareholders was $4.3 million in the first six months of 2005 and $3.9 million in the first six months of 2004. Increased ATM volume primarily contributed to the $11.6 million increase in gross profit to $32.4 million in the first six months of 2005. An increase in selling, general and administrative expense of $10.1 million and a $4.3 million increase in interest expense offset the increased gross profit.

Liquidity and Capital Resources
General
     Our principal ongoing funding requirements are for working capital to finance the continued operations and growth of our business (including acquisitions), service bank debt and service lease obligations.
     During the first six months of 2005, we generated $2.1 million of cash from operating activities as compared to $11.4 million generated from operating activities in the same period in 2004. The decrease in cash flows from operating activities was due primarily to an increase in accounts receivable resulting from a combination of sales growth and the impact of a system conversion completed during the quarter, and a reduction in accounts payable during the quarter. Net borrowings of $4.3 million helped to finance $7.5 million in capital expenditures, mostly ATM equipment.
     We had cash and cash equivalents of $2.0 million at June 30, 2005, compared to $5.6 million at December 31, 2004, and net working capital of $2.3 million at June 30, 2005 compared to a net working capital deficit of $9.2 million at December 31, 2004.
     During August 2005, we sold marketable equity securities for $9.6 million and paid off the $5.3 million domestic line of credit.
     We believe that the total cost of upgrading our ATMs to comply with new industry standards known as triple DES will be approximately $3.4 million in the United States. Similar upgrades to meet EMV standards in the United Kingdom were essentially complete at June 30, 2005, at a cost of approximately $3.6 million. These costs are being capitalized and depreciated over the remaining life of each asset. As of June 30, 2005, approximately 7% of our ATMs in the United States were compliant with triple DES.
Bank of America Credit Facility
     As of June 30, 2005, we owed $133.6 million pursuant to our $150 million syndicated loan facility ($120 million of which was used to fund the acquisition of eFunds’ ATM business), $115.0 million under the term loan and $18.6 million under the $30 million lines of credit. Bank of America had issued a letter of credit in the amount of $3.8 million to guarantee our performance under our agreements relating to TRM Inventory Funding Trust, leaving a balance available under our lines of credit of $7.5 million as of June 30, 2005.
U.S. Vault Cash Facility
     TRM Inventory Funding Trust, which we refer to as the Trust, provides cash to be placed in our United States ATM machines, which we refer to as vault cash, by accessing commercial paper markets. Because we are the primary beneficiary of the Trust, the Trust’s accounts are included in our consolidated financial statements. Pursuant to the trust agreement, up to $150 million of cash is available for use in our United States ATM network, of which $84.5 million was being used at June 30, 2005.

U.K. Vault Cash Facility
     Our U.K. ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and is not included on our balance sheet. We are insured against risk of loss while the cash is in or being distributed to our ATM network. During the first six months of 2005, we accessed amounts ranging from £22.3 million ($39.6 million based on exchange rates as of June 30, 2005) to £40.4 million ($71.8 million based on exchange rates as of June 30, 2005) under this arrangement and paid a total of $1.8 million for use of the cash.
Canadian Vault Cash Facility
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As in our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. We are insured against risk of loss while the cash is in or being distributed to our ATM network. During the first six months of 2005, we accessed amounts ranging from Canadian $10.2 million (U.S. $8.3 million based on exchange rate as of June 30, 2005) to Canadian $17.0 million (U.S. $13.8 million based on exchange rates as of June 30, 2005) and paid a total of $429,000 for use of the cash.
Capital Lease Facility
     We have an agreement with Barclay’s Mercantile Business Finance Limited in the United Kingdom for a lease financing facility with a limit of $11.3 million to finance the acquisition of photocopiers for our U.K. operations. Borrowings under this facility constitute capital lease obligations with terms ranging from three years to five years. As of June 30, 2005, we had $1.6 million of outstanding lease financing under this facility.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Commitments and Obligations
     Contractual commitments and obligations as of June 30, 2005 were as follows (in thousands):

	Payments Due by Period
		July 1 –
		December 31,
Contractual obligations	Total	2005	2006-2007	2008-2009	After 2009
TRM Corporation and subsidiaries
Long-term debt	$174,883	$9,938	$37,601	$53,065	$74,279
Capital lease obligations	2,611	980	1,551	80	—
Operating leases	8,677	1,299	3,976	1,753	1,649
Purchase obligations	21,875	2,500	10,000	9,375	—

Total TRM Corporation and subsidiaries	208,046	14,717	53,128	64,273	75,928
TRM Inventory Funding Trust note payable	90,824	2,076	88,748	—	—

Total contractual cash obligations	$298,870	$16,793	$141,876	$64,273	$75,928

     The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of June 30, 2005. Purchase obligations consist of a Master Services Agreement with eFunds, which involves payments totaling $5 million annually over an initial term of five years.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates as of June 30, 2005 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.
New Accounting Standards and Effects on Earnings Per Share
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R may have a significant impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the financial statement impact of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for the reporting of voluntary changes in accounting principles. SFAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. SFAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.
Interest Rate Risk
     We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income was $120,000 and $228,000 for the three and six-month periods ended June 30, 2005, respectively, and $53,000 and $83,000, respectively, for the same periods in 2004. If the interest rate we earn on the $2.0 million cash we had available for investment at June 30, 2005 increased or decreased by 1%, our interest income would not change materially.
     Interest on borrowings pursuant to our syndicated loan facility is at variable rates. As of June 30, 2005 the weighted average interest rate on our $115.0 million term loan was 7.23%, the interest rate on the $5.3 million outstanding under the domestic line of credit was 7.25%, and the weighted average interest rate on the $13.3 million outstanding under the foreign line of credit was 7.61%. In the first quarter of 2005 we purchased a three-year interest rate cap. If the LIBOR interest rate on $50 million of our term loan rises above 5% for the period from March 31, 2005 through March 31, 2008, the interest rate cap agreement provides for payments to us that reduce the interest rate to 5% on $50 million of the loan. We have designated the interest rate cap as a cash flow hedge on $50 million of the term loan. If the interest rate for the variable-rate portion of our borrowings under the syndicated loan facility increased by 1%, our interest cost would increase by $836,000 per year.
     The Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $83.2 million at June 30, 2005 and $38.5 million at June 30, 2004 under this arrangement. The weighted average interest rate on these borrowings at June 30, 2005 was 5.0%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $273,000 and $1.3 million for the quarters ended June 30, 2004 and 2005, respectively, and $506,000 and $2.3 million for the six-month periods ended June 30, 2004 and 2005, respectively. If the interest rate for the Trust’s borrowings at June 30, 2005 increased by 1%, to a weighted average of 6.0%, our cost of sales would increase by $832,000 per year.

     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and the cash is not included on our consolidated balance sheet. During the first six months of 2004 we accessed amounts ranging from £25.0 million ($45.5 million based upon exchange rates as of June 30, 2004) to £36.1 million ($65.5 million based upon exchange rates as of June 30, 2004). During the first six months of 2005 we accessed amounts ranging from £22.3 million ($39.5 million based upon exchange rates as of June 30, 2005) to £40.4 million ($71.8 million based upon exchange rates as of June 30, 2005). Fees that we pay for use of the cash are related to the bank’s interest rates. Based on the £34.6 million balance being used at June 30, 2005, if the cost of the cash increased by 1%, our cost of sales would increase by £346,000 ($615,000 based upon exchange rates as of June 30, 2005) per year.
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As with our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. During the first six months of 2005, we accessed amounts ranging from Canadian $10.2 million (U.S. $8.3 million based on exchange rates as of June 30, 2005) to Canadian $17.0 million (U.S. $13.8 million based on exchange rates as of June 30, 2005) and paid a total of $429,000 for use of the cash. Fees that we pay are related to the bank’s interest rates. Based on the Canadian $14.6 million balance being used at June 30, 2005, if the cost of cash increased by 1% our cost of sales would increase by Canadian $146,000 ($118,000 based on exchange rates as of June 30, 2005) per year.
Foreign Currency Risk
     We have international subsidiaries subject to foreign currency exchange rate exposure. We realize sales from, and pay the expenses of our international operations in British pounds and Canadian dollars. Accordingly, we are exposed to the risk of foreign exchange rate fluctuations.
     Foreign exchange rate transaction gains, net of losses, were $108,000 and $42,000 for the three and six-month periods ended June 30, 2005. Foreign exchange transactions resulted in losses of $125,000 and $111,000 for the three and six-month periods ended June 30, 2004. If foreign currency rates were to fluctuate from rates at June 30, 2005 our financial position might be materially affected. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at June 30, 2005, the potential increase in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $6.6 million. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the average for the quarter ended June 30, 2005, the impact on sales would have been an aggregate increase of approximately $2.0 million, or 3.3%. The impact on net income for the three months ended June 30, 2005 would have been an aggregate increase of approximately $269,000 or 8.7%. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at June 30, 2005, the potential decrease in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $6.6 million. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the average quoted foreign currency exchanges rates for the quarter ended June 30, 2005, the impact on sales would have been an aggregate decrease of $2.0 million, or 3.3%. The impact on net income for the three months ended June 30, 2005 would have been an aggregate decrease of approximately $269,000, or 8.7%.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     During the second quarter of 2005 we reached a final settlement agreement with our directors’ and officers’ liability insurer to obtain reimbursement of monies we spent to settle litigation described in Note 16 to our audited consolidated financial statements in our 2004 Annual Report on Form 10-K. The settlement payment of $700,000 was made to TRM, and was included in other expense (income), net during the second quarter of 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 17, 2005, at our annual meeting of shareholders, the holders of our outstanding common stock took the actions described below. As of the record date for the annual meeting, 13,956,376 shares of common stock were issued and outstanding, each entitled to one vote per share.
     The shareholders elected each of Daniel G. Cohen, Harmon S. Spolan and Kenneth L. Tepper to serve on our Board of Directors for the next three years by the votes indicated below:

	For	Withheld
Daniel G. Cohen	9,689,990	2,501,108
Harmon S. Spolan	9,742,923	2,448,175
Kenneth L. Tepper	9,809,528	2,381,570
Nancy L. Alperin, Edward E. Cohen, Slavka B. Glaser, Hersh Kozlov, Lance Laifer and Alan D. Schreiber, M.D., will continue their terms of office as directors.
     The shareholders approved a proposal to adopt the TRM Omnibus Stock Incentive Plan, the “Plan,” effective as of January 1, 2005. Awards under the Plan will consist of options to purchase shares, or awards of restricted shares, of common stock. The Plan provides for the issuance of up to 600,000 shares of common stock, as restricted shares or the grant of options to purchase common stock. The result of the voting was 4,232,339 for, 2,614,005 against, 4,691 abstentions and 5,340,063 broker non-votes.
     Additionally, the shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2005 fiscal year. The result of the voting was 12,174,416 for, 13,491 against, and 3,191 abstentions.
ITEM 6. EXHIBITS
          (a) Exhibits

3.1(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)
3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)
4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])
4.2	Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)
4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)
4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)
10.1	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)
10.2(a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan
10.2(b)	Form of Non Qualified Stock Option Agreement under TRM Omnibus Stock Incentive Plan
10.2(c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan
10.7(f)	Employment Agreement dated August 12, 2005 by and between TRM Corporation and Daniel E. O’Brien.
10.7(g)	Employment Agreement dated August 12, 2005 by and between TRM Corporation and Amy B. Krallman.
31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRM CORPORATION

Date: August 12, 2005	By:	Jon S. Pitcher

Jon S. Pitcher Principal Accounting Officer