Form 10-Q
period 2005-09-30
TRM CORP
filed 2005-11-14
CIK 749254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT SEPTEMBER 30, 2005

Common Stock	14,067,714

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
ITEM 5. OTHER INFORMATION
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS
SIGNATURE
EMPLOYMENT AGREEMENT DATED NOVEMBER 11, 2005
RETAINER AGREEMENT DATED NOVEMBER 11, 2005
FIRST AMENDMENT AND WAIVER TO CREDIT AGREEMENT
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(unaudited)
(In thousands)

	December 31,	September 30,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$5,576	$3,132
Accounts receivable, net	12,251	17,522
Income tax receivable	115	393
Inventories	7,319	2,332
Prepaid expenses and other	5,011	3,695
Deferred tax asset	58	399

Total current assets	30,330	27,473
Equipment, less accumulated depreciation and amortization	72,265	75,721
Restricted cash – TRM Inventory Funding Trust	75,547	93,985
Goodwill	118,444	118,846
Other intangible assets, less accumulated amortization	51,241	44,922
Deferred tax asset	—	703
Other assets	9,473	3,021

Total assets	$357,300	$364,671

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,234	$10,169
Accrued expenses	8,891	7,289
Accrued expenses of TRM Inventory Funding Trust	154	176
Current portion of long-term debt	10,059	10,045
Current portion of obligations under capital leases	2,195	1,033

Total current liabilities	39,533	28,712
TRM Inventory Funding Trust note payable	74,105	92,844
Long-term debt	120,177	115,653
Obligations under capital leases	1,644	876
Deferred tax liability	8,168	9,739
Other long-term liabilities	241	103
Preferred dividends payable	220	—

Total liabilities	244,088	247,927

Minority interest	1,500	1,500

Shareholders’ equity:
Preferred stock, no par value - 5,000 shares authorized; no shares issued and outstanding (1,044 at December 31, 2004)	11,620	—
Common stock, no par value - 50,000 shares authorized;14,068 shares issued and outstanding (13,139 at December 31, 2004)	81,075	93,181
Additional paid-in capital	63	63
Accumulated other comprehensive income:
Accumulated foreign currency translation adjustments	4,474	2,934
Unrealized gain on securities	28	—
Other	—	(69)
Retained earnings	14,452	19,135

Total shareholders’ equity	111,712	115,244

Total liabilities and shareholders’ equity	$357,300	$364,671

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Sales	$28,981	$59,237	$83,737	$179,454
Less discounts	6,495	27,885	17,722	81,542

Net sales	22,486	31,352	66,015	97,912
Cost of sales	12,406	18,856	35,116	53,030

Gross profit	10,080	12,496	30,899	44,882
Selling, general and administrative expense	6,640	11,537	19,056	34,077
Asset retirements	69	—	69	—

Operating income	3,371	959	11,774	10,805
Interest expense	141	2,494	635	7,242
Other income, net	(270)	(1,402)	(43)	(2,214)

Income (loss) from continuing operations before income taxes	3,500	(133)	11,182	5,777
Provision (benefit) for income taxes	1,257	(451)	3,577	947

Income from continuing operations	2,243	318	7,605	4,830
Loss from discontinued operations, net of income tax benefit of $37 for the three months and $106 for the nine months ended September 30, 2004	(77)	—	(218)	—

Net income	$2,166	$318	$7,387	$4,830

Basic and diluted per share information:

Income from continuing operations	$2,243	$318	$7,605	$4,830
Preferred stock dividends	(355)	—	(1,100)	(147)
Excess of cash paid over carrying value of preferred stock redeemed	(46)	—	(46)	—
Income allocated to Series A preferred shareholders	(216)	—	(902)	(57)

Net income from continuing operations available to common shareholders	$1,626	$318	$5,557	$4,626

Weighted average common shares outstanding	9,070	14,041	7,915	13,809
Dilutive effect of stock options	867	730	1,012	803
Dilutive effect of warrants	—	—	8	32

Weighted average common shares outstanding, assuming dilution	9,937	14,771	8,935	14,644

Basic income (loss) per share:
From continuing operations	$.18	$.02	$.70	$.33
Discontinued operations	(.01)	—	(.03)	—

Net income	$.17	$.02	$.67	$.33

Diluted income (loss) per share:
From continuing operations	$.17	$.02	$.63	$.32
Discontinued operations	(.01)	—	(.03)	—

Net income	$.16	$.02	$.60	$.32

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(unaudited)
(In thousands)

							Accumulated
						Additional	other
	Comprehensive	Preferred		Common		paid-in	comprehensive	Retained
	income	Shares	Amounts	Shares	Amounts	capital	income	earnings	Total

Balances, December 31, 2004		1,044	$11,620	13,139	$81,075	$63	$4,502	$14,452	$111,712
Comprehensive income:
Net income	$4,830	—	—	—	—	—	—	4,830	4,830
Other comprehensive income:
Foreign currency translation adjustment	(1,540)	—	—	—	—	—	(1,540)	—	(1,540)
Unrealized gain on securities	(28)	—	—	—	—	—	(28)	—	(28)
Other, net of tax	(69)	—	—	—	—	—	(69)	—	(69)

Comprehensive income	$3,193

Conversion of Series A preferred stock		(1,044)	(11,620)	783	11,620	—	—	—	—
Exercise of stock options		—	—	92	213	—	—	—	213
Exercise of warrants		—	—	54	37	—	—	—	37
Tax benefit of options exercised		—	—	—	236	—	—	—	236
Preferred stock dividends		—	—	—	—	—	—	(147)	(147)

Balances, September 30, 2005		—	$—	14,068	$93,181	$63	$2,865	$19,135	$115,244

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine months ended
	September 30,
	2004	2005
Operating activities:
Net income	$7,387	$4,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,107	15,341
Loss on disposal of equipment	439	210
Gain on sale of investment in equity security	—	(1,312)
Changes in items affecting operations, net of effect of business acquisitions:
Accounts receivable, net	1,166	(5,323)
Income tax receivable	—	(278)
Inventories	(1,170)	4,708
Prepaid expenses and other	(1,317)	1,183
Accounts payable	3,645	(7,731)
Accrued expenses	(2,045)	(1,650)
Income taxes payable	784	—
Deferred taxes	2,525	527

Total operating activities	18,521	10,505

Investing activities:
Proceeds from sale of equipment	50	41
Capital expenditures	(5,618)	(14,064)
Proceeds from sale of investment in equity security	—	9,583
Acquisition of businesses, net of cash acquired	(7,153)	—
Acquisition of intangible and other assets	(5,617)	(3,346)

Total investing activities	(18,338)	(7,786)

Financing activities:
Borrowings on notes payable	5,501	7,359
Repayment of notes payable	(15,716)	(11,004)
Principal payments on capital lease obligations	(1,823)	(1,702)
Increase in restricted cash	(7,512)	(18,438)
Proceeds from issuance of TRM Inventory Funding Trust note, net of repayments	7,521	18,739
Net proceeds from sale of common stock	52,821	—
Proceeds from exercise of stock options and warrants	4,202	249
Redemption of Series A preferred stock	(4,489)	—
Preferred stock dividends	(2,166)	(367)

Total financing activities	38,339	(5,164)

Effect of exchange rate changes	47	1

Net increase (decrease) in cash and cash equivalents	38,569	(2,444)
Beginning cash and cash equivalents	5,724	5,576

Ending cash and cash equivalents	$44,293	$3,132

Supplemental disclosure of non-cash transactions:
Conversion of preferred shares to common	$3,545	$11,620
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
3. Net Income Per Share
     In March 2004, the Financial Accounting Standards (“FASB”) approved Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB No. 25 and SFAS No. 123. EITF 03-6 became effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share information. Our Series A preferred stock qualified as a participating security under EITF 03-6. Accordingly, we adopted the use of the two-class method for the computation of earnings per share in the second quarter of 2004. Our Series A preferred stock was converted into common stock during the first quarter of 2005. As a result, EITF 03-6 had no impact on our net income per share calculation for the second and third quarters of 2005 and will have no impact for the remainder of 2005.
     Basic and diluted net income per share are based on the weighted average number of shares outstanding during each period, with diluted net income per share including the effect of potentially dilutive securities. For diluted net income per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and warrants. The table below identifies those items excluded from the calculation of diluted earnings per share for each three month period ended on the dates shown, because their inclusion would have been antidilutive.

	2004			2005
	March 31	June 30	September 30	March 31	June 30	September 30
		Thousands of shares of common stock

Options to purchase common stock	—	15	15	—	15	15
Preferred shares convertible into common stock	—	1,333	796	—	—	—
Warrants exercisable for common stock	300	—	300	—	—	—
These options and warrants could be dilutive in the future.
4. Inventories (in thousands):

	December 31,	September 30,
	2004	2005
Parts	$4,349	$1,023
ATMs held for resale	2,896	1,168
Paper, toner and developer	74	141

Total	$7,319	$2,332

5. Long-Term Debt (in thousands):

	December 31,	September 30,
	2004	2005
Syndicated loan facility:
Term loan	$120,000	$112,500
Domestic line of credit	3,500	—
Foreign line of credit	6,687	13,153
Other	49	45

	130,236	125,698
Less current portion	(10,059)	(10,045)

	$120,177	$115,653

     As of September 30, 2005, the weighted average interest rate on the term loan was 7.62%, and the weighted average interest rate on borrowings under the foreign line of credit was 7.35%. As of December 31, 2004, the weighted average interest rate on the term loan was 6.46%, the interest rate on borrowings under the domestic line of credit was 6.50%, and the weighted average interest rate on borrowings under the foreign line of credit was 7.68%.
     As of September 30, 2005, we failed to meet three financial covenants of the syndicated loan facility. The covenants not met were the consolidated leverage ratio, consolidated fixed charge coverage ratio and capital expenditures limit. We have subsequently been granted a waiver as of September 30, 2005, of the lenders’ rights and remedies with respect to those covenant violations and an amendment of the credit agreement. Violation of the capital expenditures limit was caused by the mandatory upgrading of our ATM estate in the UK which required us to be compliant with triple DES and EMV standards by July 1, 2005. Costs related to these upgrades were higher than expected, which resulted in additional capital expenditures on hardware and installations. As a result of these additional capital expenditures we also did not comply with the consolidated fixed charge coverage ratio. Subsequent to September 30, 2005 we paid off the balance of our foreign line of credit. Had we made this payment prior to September 30, 2005, we would have been in compliance with the consolidated leverage ratio. In addition to the waiver as of September 30, 2005, the lenders have agreed to amend covenants in the facility as follows. The minimum consolidated fixed charge coverage ratio as of the end of December 2005 has been decreased from 1.1:1.0 to 1.0:1.0. The capital expenditures limit has been increased from $12.5 million per year to $17 million for 2005 and $15 million per year thereafter.
     We entered into a three-year interest rate cap on March 31, 2005 with a notional amount of $50 million. If the LIBOR interest rate rises above 5% any time through March 31, 2008, we will receive payments that reduce the interest rate on the $50 million notional amount to 5% plus the applicable rate and mandatory costs in accordance with the loan agreement. We have designated the interest rate cap as a hedge of $50 million of our LIBOR-based term loan. The objective of the interest rate cap is to ensure that we are not exposed to interest rate increases beyond 5% on $50 million of our outstanding term loan for the three-year period which began March 31, 2005. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we have designated the interest rate cap as a cash flow hedge of $50 million of our variable rate term loan. We expect the hedge of the term loan to be highly effective in offsetting potential changes in cash flows attributed to a change in interest rates beyond 5%. Accordingly, we record as a component of accumulated other comprehensive income (loss) all unrealized gains and losses on the interest rate cap. We will record any realized gains on the interest rate cap as a reduction of interest expense on the term loan, if and when the LIBOR interest rate exceeds 5%. We are exposed to credit risk arising from the counterparty to the interest rate cap, but currently believe that our exposure to such credit risk is low.
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

	Three months	Nine months
	ended	ended
	September 30, 2004	September 30, 2004
Net sales (in thousands)	$35,745	$106,315
Net income (in thousands)	$577	$2,299
Basic net income per share	$.02	$.12
Diluted net income per share	$.02	$.11
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

	Three months ended		Nine Months ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income, as reported	$2,166	$318	$7,387	$4,830
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(533)	(371)	(875)	(1,116)

Pro forma net income (loss)	$1,633	$(53)	$6,512	$3,714

Basic net income (loss) per share:
As reported	$.17	$.02	$.67	$.33
Pro forma	$.12	$.00	$.58	$.26

Diluted net income (loss) per share:
As reported	$.16	$.02	$.60	$.32
Pro forma	$.11	$.00	$.52	$.24
     During the nine months ended September 30, 2005, options were exercised for the purchase of 92,310 common shares at prices ranging from $1.25 to $9.25. In addition, warrants were exercised primarily on a cashless basis, resulting in the issuance of an additional 53,939 common shares during the nine months ended September 30, 2005.
8. Other income, net
     During the second quarter of 2005 we reached a final settlement agreement in the amount of $700,000 with our directors’ and officers’ liability insurer to obtain reimbursement of monies we spent to settle litigation described in Note 16 to our audited consolidated financial statements in our 2004 Annual Report on Form 10-K. The settlement payment of $700,000 was made to us, and was included in other income, net during the second quarter of 2005.
     During August 2005 we sold our only investment in marketable equity securities for $9.6 million and recorded a gain on the sale of $1.3 million, which was included in other income, net during the third quarter of 2005.
9. Provision for Income Taxes
     Our effective tax rate for the first nine months of 2005 was 16.4%, resulting in a tax provision of $947,000. In the second quarter of 2005, we reached an agreement with the United Kingdom taxing authorities allowing the deductibility of certain intercompany interest amounts that we had previously treated as non-deductible. The $720,000 benefit of this additional deductible expense was recognized in the second quarter of 2005. In the third quarter of 2005, we released a valuation allowance relating to capital loss carryforwards resulting in no tax provision on a $1.3 million gain from a sale of equity securities. These factors resulted in an effective tax rate for the first nine months of 2005 which is substantially lower than the United States statutory rate. For the first nine months of 2004, the effective tax rate was 32.0%, and the tax provision was $3.6 million. The effective tax rate for the first nine months of 2004 reflects the release of a valuation allowance.
10. Segment Reporting
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Net sales:
ATM	$12,566	$23,387	$33,660	$71,879
Photocopy	9,920	7,965	32,355	26,033

	$22,486	$31,352	$66,015	$97,912

Operating income excluding unallocated costs:
ATM	$2,451	$3,418	$6,522	$14,277
Photocopy	1,912	82	7,732	2,686

	$4,363	$3,500	$14,254	$16,963

Reconciliation of segment data to income from continuing operations before income taxes:
Operating income excluding unallocated costs	$4,363	$3,500	$14,254	$16,963
Unallocated costs	992	2,541	2,480	6,158
Interest expense	141	2,494	635	7,242
Other income, net	(270)	(1,402)	(43)	(2,214)

Income (loss) from continuing operations before income taxes	$3,500	$(133)	$11,182	$5,777

     Management periodically reviews the expenses associated with each business segment as well as those expenses that are for general corporate purposes, but not directly related to the operation of any one business segment, such as the cost of raising capital and pursuing acquisitions. Unallocated costs are those expenses management believes are attributable to general corporate purposes.
     Total assets (in thousands):

	December 31,	September 30,
	2004	2005
ATM (including goodwill of $118.8 million)	$309,180	$316,439
Photocopy	48,120	48,232

	$357,300	$364,671

11. Subsequent Events
     On September 1, 2005, we entered into agreements with Travelex UK Limited and SNAX 24 Corporation Limited to purchase all of the shares of Travelex ATMs Limited and to purchase the assets of the ATM business of Travelex UK Limited. The cash purchase price to be paid for the assets and the shares is £43.4 million (approximately $78 million based on exchange rates as of September 1, 2005), subject to certain working capital adjustments and adjustments based on the number of operational ATMs at closing. The closing is subject to customary closing conditions, including obtaining financing for the purchase. In accordance with the agreements, Bank of America has issued a £1.5 million letter of credit in favor of the sellers. Under certain circumstances, if we do not complete the acquisitions, the £1.5 million may be paid to the purchasers, and we would have to reimburse Bank of America.
     We entered into a Share Purchase Agreement with several buyers under which we sold 2.8 million unregistered shares of common stock for $14.54 per share. The closing date of the sale was October 5, 2005. The sales proceeds (net of placement agent fees and other costs) were $37.9 million. We used $28.4 million of the sales proceeds to reduce the principal balance of our term loan. We have agreed to use our best efforts to file a registration statement registering the shares sold within 60 days of the closing date. If we do not file the registration statement within 60 days of the closing date, or if the registration statement does not become effective within 90 days of the closing date, or if the registration statement becomes unavailable for use by the purchasers, we may be subject to payment of damages that could accumulate up to 10% of the aggregate purchase price.
     We expect to finalize an agreement in the fourth quarter of 2005 pursuant to which we will receive a $1.1 million reimbursement from a vendor relating to our photocopier equipment.

12. New Accounting Standards
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
Overview
     We are one of the largest multinational owners and operators of ATM networks, with operations in the United States, the United Kingdom and Canada. As an independent sales organization, or ISO, we own and operate off-premises, or non-bank branch sited, ATM networks. We have the second largest off-premises, or non-bank branch site ATM network in both the United States and the United Kingdom and the third largest off-premises ATM network in Canada. In addition, we own and operate a photocopier network with self-service photocopiers deployed throughout the United States, the United Kingdom and Canada.
     At September 30, 2005, our ATM networks had a total of 22,243 machines deployed throughout the United Kingdom, United States and Canada representing an increase of 17,375 ATM machines (or 357%) when compared to the total at September 30, 2004. The increase in the number of ATMs was principally due to our acquisitions of an ATM network covering approximately 15,700 ATMs during the last quarter of 2004. Our ATM operations produced net sales of $71.9 million during the first nine months of 2005, an increase of $38.2 million (or 114%) as compared to the same period in the prior year.
     At September 30, 2005, we had a total of 24,118 photocopiers in the United States, Canada and the United Kingdom, a decrease of 656 photocopiers (or 3%) when compared to

September 2004. The decrease in the number of photocopiers was caused primarily by the elimination of low volume sites. Photocopy net sales were $26.0 million for the nine months ended September 30, 2005, down from $32.4 million during the same period in 2004.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, statement of operations data, expressed as a percentage of sales of each item on our Consolidated Statements of Operations (see page 3 of this Quarterly Report on Form 10-Q).

	Three months ended		Nine months ended
	September 30		September 30
	2004	2005	2004	2005
Sales	100.0%	100.0%	100.0%	100.0%
Less discounts	22.4	47.1	21.2	45.4

Net sales	77.6	52.9	78.8	54.6
Cost of sales	42.8	31.8	41.9	29.6

Gross profit	34.8	21.1	36.9	25.0
Selling, general and administrative expense	22.9	19.5	22.7	19.0
Asset retirements	.3	—	.1	—

Operating income	11.6	1.6	14.1	6.0
Interest expense	.5	4.2	.8	4.0
Other income, net	(.9)	(2.4)	(.1)	(1.2)

Income (loss) from continuing operations before income taxes	12.0	(.2)	13.4	3.2
Provision (benefit) for income taxes	4.3	(.7)	4.3	.5

Income from continuing operations	7.7	.5	9.1	2.7
Loss from discontinued operations	(.2)	—	(.3)	—

Net income	7.5%	.5%	8.8%	2.7%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
ATM Results of Operations

	Three months ended September 30,
		% of		% of
	2004	sales	2005	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$16,227	95.2%	$45,536	91.7%
Service and other	457	2.7	3,157	6.4
Sales of ATM equipment	357	2.1	935	1.9

Total sales	17,041	100.0	49,628	100.0
Less discounts	4,475	26.3	26,241	52.9

Net sales	12,566	73.7	23,387	47.1
Cost of sales	6,959	40.8	13,476	27.1

Gross profit	$5,607	32.9%	$9,911	20.0%

Operating Data:
Average number of transacting ATMs	4,747		19,776
Withdrawal transactions	5,722,042		19,974,056
Average withdrawals per ATM per month	402		337
Average transaction-based sales per withdrawal transaction	$2.83		$2.28
Average discount per withdrawal transaction	$.78		$1.31
Net transaction-based sales per withdrawal transaction	$2.05		$0.97

Photocopy Results of Operations

	Three months ended September 30,
		% of		% of
	2004	sales	2005	sales
	(in thousands, except operating and percentage data)
Sales	$11,940	100.0%	$9,609	100.0%
Less discounts	2,020	16.9	1,644	17.1

Net sales	9,920	83.1	7,965	82.9
Cost of sales	5,447	45.6	5,380	56.0

Gross profit	$4,473	37.5%	$2,585	26.9%

Operating Data:
Average number of photocopiers	24,966		23,629
Average photocopies per machine per month	1,913		1,590
Average sales per photocopier per month	$159.42		$135.55
Average sales per photocopy	$.083		$.085
Average discount per photocopy	$.014		$.014
Average net sales per photocopy	$.069		$.071
Average gross profit per photocopy	$.031		$.023
Sales
     For the third quarter of 2005, consolidated sales increased by $30.3 million, or 104% to $59.2 million from $29.0 million for the third quarter of 2004. ATM sales increased by

$32.6 million due primarily to acquisitions during 2004, while photocopier sales decreased by $2.3 million due to a decline in installed photocopiers and in the average number of photocopies per machine.
     During the third quarter of 2005, sales and expenses were affected by changes in the value of the U.S. dollar as compared to the British pound and the Canadian dollar. Approximately 33% of consolidated sales for the quarter were generated in the United Kingdom and Canada by our subsidiaries in those countries. The average exchange rates during the third quarter of 2005 were $1.788 to £1.00 and U.S. $.825 to Canadian $1.00, compared to $1.813 to £1.00 and U.S. $.756 to Canadian $1.00 during the third quarter of 2004. The decrease in sales resulting from the decrease in the value of the British pound has been more than offset by the increase in sales due to the increase in the value of the Canadian dollar. As a result we reported $302,000 more in sales during the third quarter of 2005 than we would have reported had the exchange rates remained constant at the averages for the third quarter of 2004. This gain was substantially offset by corresponding exchange rate-related increases in discounts and expenses.
     ATM sales. ATM sales were $49.6 million for the third quarter of 2005 compared to $17.0 million for the third quarter of 2004. The $32.6 million increase in ATM sales was a combination of a $29.3 million increase in transaction-based sales, a $2.7 million increase in service and other, and a $578,000 increase in sales of ATM equipment.
     The $29.3 million increase in transaction-based sales resulted from expansion of our ATM networks. The average number of transacting ATMs in our networks during the third quarter of 2005 increased to more than four times the average in the same period in 2004. The increase of 15,029 average transacting ATMs has resulted primarily from the acquisition in November 2004 of approximately 15,700 existing ATM contracts from eFunds in addition to sales of new contracts by our sales force.
     The increase in sales resulting from the increase in the number of ATMs in our network was partially offset by:
•	A 16% decrease in average withdrawals per ATM per month, to 337 from 402 in the third quarter of 2004. The decrease in average withdrawals per ATM per month is due primarily to the acquisition of the eFunds ATM network in November 2004. The ATMs acquired from eFunds had substantially fewer withdrawals per ATM per month than our historical averages.

•	A 19% decrease in average transaction-based sales per withdrawal transaction, to $2.28 from $2.83 in the third quarter of 2004. The decrease in average transaction-based sales per withdrawal is due primarily to the acquisition of the eFunds ATM network in November 2004. The ATMs acquired from eFunds had substantially lower transaction-based sales per withdrawal transaction per ATM than our historical averages, since most of the eFunds ATM network is processing only, which is profitable at lower transaction volumes.

     Photocopier sales. Photocopier sales in the third quarter of 2005 were $9.6 million compared to $11.9 million in the third quarter of 2004. The $2.3 million decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 21% for the third quarter of 2005 compared to the same period in 2004, to 113 million copies from 143 million copies, due to a combination of:
•	A decline in installed photocopiers to an average of 23,629 in the third quarter of 2005 from an average of 24,966 for the same period in 2004, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable.

•	A decline in the average number of photocopies made per unit per month to 1,590 for the third quarter of 2005 from 1,913 for the same period in 2004 due in part to competition from alternative media and copying services.
Sales Discounts
     Sales discounts on a consolidated basis as a percentage of sales were 47.1% in the third quarter of 2005 and 22.4% in the third quarter of 2004. Sales discounts in the ATM business increased to 57.6% of transaction-based sales in the third quarter of 2005 from 27.6% in the third quarter of 2004. The increased discounts were caused by an increase in the percentage of merchants who provide their own cash in their ATMs, which we refer to as “self-fill” contracts, and merchants for whom we provide only processing services, which we refer to as “processing only” contracts. The increased percentage of self-fill and processing only contracts resulted from our acquisitions in 2004, since most of the ATMs in the networks we acquired were under either self-fill or processing only contracts. Sales discounts in the photocopier business increased slightly in the third quarter of 2005 to 17.1% of sales from 16.9% in the third quarter of 2004.
Cost of Sales
     Cost of sales on a consolidated basis decreased to 31.8% of sales in the third quarter of 2005, from 42.8% in the third quarter of 2004. Cost of sales as a percentage of sales declined in the ATM segment, but increased in the photocopier segment.
     ATM cost of sales. Cost of sales in our ATM operations increased by $6.5 million to $13.5 million in the third quarter of 2005 from $7.0 million for the same time period in 2004, as a result of expansion of our ATM networks to an average of 19,776 transacting ATMs in the third quarter of 2005 compared to an average of 4,747 in the third quarter of 2004.
     However, expressed as a percentage of sales, cost of sales in our ATM operations (excluding sales of ATM equipment and the related cost of sales) decreased to 26.2% of sales from 39.8% in the third quarter of 2004 due to the increase in the percentage of self-fill and processing only contracts resulting from our acquisitions.
     Specific increases in ATM cost of sales for the third quarter of 2005 compared to the third quarter of 2004 included:

•	The cost of vault cash increased by $1.3 million, and the cost of armored car services also increased by $1.3 million. These expense increases are a direct result of the increase in full placement ATMs, mostly from the acquisition of eFunds’ ATM business. Cost of cash has also been impacted by increases in interest rates.

•	Cash losses due to thefts from ATMs increased by $1.1 million. We have hired a risk manager in the United Kingdom where a majority of these losses have occurred to help limit these losses in the future.

•	Processing and telephone costs have increased by $1.1 million due to the increase in volume of ATM transactions and the increase in the number of our full placement ATMs.
     Photocopier cost of sales. Cost of sales in our photocopier operations remained nearly unchanged in the third quarter of 2005 compared to the same time period in 2004 at $5.4 million. The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies by $170,000 and a $157,000 decline in the cost of parts. These declines were partially offset by a $242,000 increase in depreciation expense resulting primarily from the January 2005 increase in the minimum number of copies over which certain Konica copiers are depreciated.
     Exchange rate effects caused us to report $105,000 more in consolidated cost of sales in the third quarter of 2005 than we would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for same time period in 2004.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $4.9 million to $11.5 million in the third quarter of 2005 from $6.6 million in the third quarter of 2004. However, selling, general and administrative expense as a percent of sales decreased to 19.5% in the third quarter of 2005 from 22.9% in the third quarter of 2004. Specific increases included:
•	Amortization expense increased by $2.0 million, primarily due to the amortization of intangible assets relating to ATM contracts acquired in 2004.

•	Labor expense increased by $1.2 million due to an increase in administrative and temporary employees necessary to accommodate our expanding business, including integration and operation of businesses acquired in 2004 and a number of one-time special projects.

•	Fees related to first year compliance with Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $567,000 in the third quarter of 2005. Although we are required to continue to comply with Section 404 in future years, we expect the cost of compliance will be substantially lower after 2005.

•	Changes in the value of the British pound and Canadian dollar caused a net increase of $46,000 in selling, general and administrative expense.
Interest Expense
     Interest expense increased by $2.4 million to $2.5 million in the third quarter of 2005 from $141,000 in the third quarter of 2004. The increase in interest expense is due primarily to the increase in outstanding borrowings related to the eFunds ATM network acquisition.
     In the third quarter of 2004 our average interest-bearing debt was $7.8 million. In the third quarter of 2005 our average interest-bearing debt was approximately $131.9 million, mostly borrowings pursuant to our $150 million syndicated loan facility underwritten and arranged by Bank of America, N.A.
Other Income, Net
     Other income, net for the third quarter of 2005 includes a gain of $1.3 million on the sale of our investment in a marketable equity security.
Tax Rate
     In the third quarter of 2005, we released a valuation allowance relating to capital loss carryforwards resulting in no tax provision on a $1.3 million gain from a sale of equity securities. The release of the valuation allowance contributed to a tax benefit of $446,000 for the quarter. For the third quarter of 2004, the effective tax rate was 35.9%, and the tax provision was $1.3 million.
Discontinued Operations
     Our software development segment, which is shown as discontinued operations, had a loss of $77,000 in the third quarter of 2004. This segment has had no operations since the fourth quarter of 2004.
Net Income
     Net income for the third quarter of 2005 was $318,000, a decrease of $1.8 million compared to the $2.2 million in net income for the same period in 2004. After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders in the third quarter of 2004, net income from continuing operations available to common shareholders was $318,000 in the third quarter of 2005 and $1.6 million in the third quarter of 2004. Increased ATM volume primarily contributed to the $2.4 million increase in gross profit to $12.5 million in the third quarter of 2005. An increase in selling, general and administrative expense of $4.9 million and a $2.4 million increase in interest expense offset the increased gross profit. A gain of $1.3 million on the sale of our investment in a marketable equity security and a $451,000 benefit for income taxes contributed to net income of $318,000 for the quarter.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
ATM Results of Operations

	Nine months ended September 30,
		% of		% of
	2004	sales	2005	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$42,166	94.9%	$135,925	91.8%
Service and other	1,520	3.4	8,704	5.9
Sales of ATM equipment	757	1.7	3,389	2.3

Total sales	44,443	100.0	148,018	100.0
Less discounts	10,783	24.3	76,139	51.4

Net sales	33,660	75.7	71,879	48.6
Cost of sales	18,541	41.7	36,658	24.8

Gross profit	$15,119	34.0%	$35,221	23.8%

Operating Data:
Average number of transacting ATMs	4,155		20,153
Withdrawal transactions	14,961,945		59,039,962
Average withdrawals per ATM per month	400		326
Average transaction-based sales per withdrawal transaction	$2.82		$2.30
Average discount per withdrawal transaction	$.72		$1.29
Net transaction-based sales per withdrawal transaction	$2.10		$1.01

Photocopy Results of Operations

	Nine months ended September 30,
		% of		% of
	2004	sales	2005	sales
		(in thousands, except operating and percentage data)
Sales	$39,294	100.0%	$31,436	100.0%
Less discounts	6,939	17.7	5,403	17.2

Net sales	32,355	82.3	26,033	82.8
Cost of sales	16,575	42.2	16,372	52.1

Gross profit	$15,780	40.1%	$9,661	30.7%

Operating Data:
Average number of photocopiers	25,468		23,950
Average photocopies per machine per month	2,041		1,735
Average sales per photocopier per month	$171.43		$145.84
Average sales per photocopy	$.084		$.084
Average discount per photocopy	$.015		$.014
Average net sales per photocopy	$.069		$.070
Average gross profit per photocopy	$.034		$.026
Sales
     For the first nine months of 2005, consolidated sales increased by $95.7 million, or 114%, to $179.5 million from $83.7 million for the first nine months of 2004. ATM sales increased by $103.6 million due primarily to acquisitions during 2004, while photocopier sales decreased by $7.9 million due to a decline in installed photocopiers and in the average number of photocopies per machine.
     During the first nine months of 2005, sales and expenses were affected by changes in value of the U.S. dollar as compared to the British pound and the Canadian dollar. Approximately 32% of consolidated sales for the nine months were generated in the United Kingdom and Canada by our subsidiaries in those countries. The average exchange rates during the first nine months of 2005 were $1.852 to £1.00 and U.S. $.815 to Canadian $1.00, compared to $1.821 to £1.00 and U.S. $.751 to Canadian $1.00 during the first nine months of 2004. As a result of these increases in the value of the British pound and Canadian dollar, we reported $2.1 million more in sales during the first nine months of 2005 than we would have reported had the exchange rates remained constant at the averages for the first nine months of 2004. This gain was substantially offset by corresponding exchange rate-related increases in discounts and expenses.
     ATM sales. ATM sales were $148.0 million for the first nine months of 2005 compared to $44.4 million for the first nine months of 2004. The $103.6 million increase in ATM sales was a combination of a $93.8 million increase in transaction-based sales, a $7.2 million increase in service and other, and a $2.6 million increase in sales of ATM equipment.
     The $93.8 million increase in transaction-based sales resulted from:
•	Expansion of our ATM networks — The average number of transacting ATMs in our networks during the first nine months of 2005 increased to nearly five times the average in the same period in 2004. The increase of 15,998 average transacting ATMs has resulted primarily from the acquisition during 2004 of approximately 16,600 existing ATM contracts in addition to sales of new contracts by our sales force.

•	The increase in the number of ATMs in our network was partially offset by:
-	A 19% decrease in average withdrawals per ATM per month, to 326 from 400 in the first nine months of 2004. The decrease in average withdrawals per ATM per month is due primarily to the acquisition of the eFunds ATM network in November 2004. The ATMs acquired from eFunds had substantially fewer withdrawals per ATM per month than our historical averages.

-	An 18% decrease in average transaction-based sales per withdrawal transaction, to $2.30 from $2.82 in the first nine months of 2004. The decrease in average transaction-based sales per withdrawal is due primarily to the acquisition of the eFunds ATM network in November 2004. The ATMs acquired from eFunds had substantially lower transaction-based sales per withdrawal transaction per ATM than our historical averages, since most of the eFunds ATM network is processing only, which is profitable at lower transaction volumes.
     The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the first nine months of 2005 compared to same period in 2004, resulting in a $1.7 million increase in ATM sales. This increase was substantially offset by exchange rate-related increases in costs.

     Photocopier sales. Photocopier sales in the first nine months of 2005 were $31.4 million compared to $39.3 million in the first nine months of 2004. The $7.9 million decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 20% for the first nine months of 2005 compared to the same period in 2004, to 374 million copies from 468 million copies, due to a combination of:
•	A decline in installed photocopiers to an average of 23,950 in the first nine months of 2005 from an average of 25,468 for the same period in 2004, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable.

•	A decline in the average number of photocopies made per unit per month to 1,735 for the first nine months of 2005 from 2,041 for the same period in 2004 due primarily to price increases that became effective in late 2003, as well as competition from alternative media and copying services.
     The declining volume was partially offset by:
•	Exchange rate benefit — The value of the British pound and Canadian dollar relative to the U.S. dollar increased for the first nine months of 2005 compared to the same period in 2004, resulting in a $323,000 increase in photocopier sales. This increase was substantially offset by exchange rate-related increases in costs.
Sales Discounts
     Sales discounts on a consolidated basis as a percentage of sales were 45.4% in the first nine months of 2005 and 21.2% in the first nine months of 2004. Sales discounts in the ATM business increased to 56.0% of transaction-based sales in the first nine months of 2005 from 25.6% in the first nine months of 2004. The increased discounts were caused by an increase in the percentage of self-fill and processing only contracts. The increased percentage of self-fill and processing only contracts resulted from our acquisitions in 2004, since most of the ATMs in the networks we acquired were under either self-fill or processing only contracts. Sales discounts in the photocopier business decreased in the first nine months of 2005 to 17.2% of sales from 17.7% in the first nine months of 2004, as a result of declining volumes and merchant contracts that provide percentage discounts that decrease as copy volume decreases.
Cost of Sales
     Cost of sales on a consolidated basis decreased to 29.6% of sales in the first nine months of 2005, from 41.9% in the first nine months of 2004. Cost of sales as a percentage of sales declined in the ATM segment, but increased in the photocopier segment.
     ATM cost of sales. Cost of sales in our ATM operations increased by $18.1 million to $36.7 million in the first nine months of 2005 from $18.5 million for the same time period in 2004, as a result of:

•	Expansion of our ATM networks to an average of 20,153 transacting ATMs in the first nine months of 2005 compared to an average of 4,155 in the first nine months of 2004.

•	Exchange rate effects — The ATM segment reported approximately $585,000 more in cost of sales in the first nine months of 2005 than it would have reported had the exchange rate for the British pound and Canadian dollar remained at the average for the first nine months of 2004.
     However, expressed as a percentage of sales, cost of sales in our ATM operations (excluding sales of ATM equipment and the related cost of sales) decreased to 23.3% of sales from 41.3% in the first nine months of 2004 due to the increase in the percentage of self-fill and processing only contracts resulting from our acquisitions.
     Specific increases in ATM cost of sales for the first nine months of 2005 compared to the first nine months of 2004 included:
•	The cost of vault cash increased by $3.7 million, and the cost of armored car services increased by $3.8 million. These expense increases are a direct result of the increase in full placement ATMs, mostly from the acquisition of eFunds’ ATM business. Cost of cash has also been impacted by increases in interest rates.

•	The cost of ATM machines sold increased by $2.4 million as a result of a $2.6 million increase in sales of ATM machines.

•	Processing and telephone costs have increased by $2.0 million due to the increase in volume of ATM transactions and the increase in the number of our full placement ATMs.

•	Cash losses due to thefts from ATMs increased by $1.3 million. At the beginning of the third quarter of 2005, to keep our insurance premiums at a reasonable level, we substantially increased the deductible on our crime insurance policy, with the result that we are now substantially self-insured for cash losses. We have hired a risk manager in the United Kingdom where a majority of these losses have occurred to help limit these losses in the future.
     Photocopier cost of sales. Cost of sales in our photocopier operations decreased to $16.4 million in the first nine months of 2005 compared to $16.6 million for the same time period in 2004. The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies by $622,000. This decline was partially offset by a $354,000 increase in depreciation expense resulting primarily from the January 2005 increase in the minimum number of copies over which certain Konica copiers are depreciated.
     Exchange rate effects caused us to report $770,000 more in consolidated cost of sales in the first nine months of 2005 than we would have reported had the exchange rates for the British pound and Canadian dollar remained at the average for same time period in 2004.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $15.0 million to $34.1 million in the first nine months of 2005 from $19.1 million in the first nine months of 2004. However, selling, general and administrative expense as a percent of sales decreased to 19.0% in the first nine months of 2005 from 22.7% in the first nine months of 2004. Specific increases included:
•	Amortization expense increased by $6.4 million, primarily due to the amortization of intangible assets relating to ATM contracts acquired in 2004.

•	Labor expense increased by $4.2 million due to an increase in administrative, and temporary employees necessary to accommodate our expanding business, including integration of businesses acquired in 2004 and a number of one-time special projects.

•	The cost of outsourced services increased by $1.9 million, primarily due to the selling, general and administrative portion of charges by eFunds Corporation under the services agreement we entered into with eFunds in November 2004 as part of our acquisition of its ATM business.

•	Fees related to first year compliance with Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $652,000 in the first nine months of 2005.

•	The increase in the value of the British pound and Canadian dollar caused an increase of $327,000 in selling, general and administrative expense.

Interest Expense
     Interest expense increased by $6.6 million to $7.2 million in the first nine months of 2005 from $635,000 in the first nine months of 2004. The increase in interest expense is due primarily to the increase in outstanding borrowings related to the eFunds ATM network acquisition.
     In the first nine months of 2004 our average interest-bearing debt was $9.2 million. In the first nine months of 2005 our average interest-bearing debt was approximately $130.8 million, mostly borrowings pursuant to our $150 million syndicated loan facility underwritten and arranged by Bank of America, N.A.
Other Income, Net
     Other income, net for the first nine months of 2005 includes collection of a $700,000 settlement from our directors’ and officers’ liability insurer related to previously settled litigation and a gain of $1.3 million on the sale of our investment in a marketable equity security.
Tax Rate
     Our effective tax rate for the first nine months of 2005 was 16.4%, resulting in a tax provision of $947,000. In the second quarter of 2005, we reached an agreement with the United Kingdom taxing authorities allowing the deductibility of certain intercompany interest amounts that we had previously treated as non-deductible. The $720,000 benefit of this additional deductible expense was recognized in the second quarter of 2005. In the third quarter of 2005, we released a valuation allowance relating to capital loss carryforwards resulting in no tax provision on a $1.3 million gain from a sale of equity securities. These factors resulted in an effective tax rate for the first nine months of 2005 which is substantially lower than the United States statutory rate. For the first nine months of 2004, the effective tax rate was 32.0%, and the tax provision was $3.6 million. The effective tax rate for the first nine months of 2004 reflects the release of a valuation allowance.
Discontinued Operations
     Our software development segment, which is shown as discontinued operations, had a loss of $218,000 in the first nine months of 2004. This segment has had no operations since the fourth quarter of 2004.

Net Income
     Net income for the first nine months of 2005 was $4.8 million, a decrease of $2.6 million compared to the $7.4 million in net income for the same period in 2004. After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders, net income from continuing operations available to common shareholders was $4.6 million in the first nine months of 2005 and $5.6 million in the first nine months of 2004. Increased ATM volume primarily contributed to the $14.0 million increase in gross profit to $44.9 million in the first nine months of 2005. An increase in selling, general and administrative expense of $15.0 million and a $6.6 million increase in interest expense offset the increased gross profit. A gain of $1.3 million on the sale of our investment in a marketable equity security contributed to net income of $4.8 million.
Liquidity and Capital Resources
General
     Our principal ongoing funding requirements are for working capital to finance the continued operations and growth of our business (including acquisitions), service bank debt and service lease obligations. Unless we receive an additional extension of time, in 2006 we will also be required to fund upgrades to our US ATMs to comply with industry standards.
     During the first nine months of 2005, we generated $10.5 million of cash from operating activities as compared to $18.5 million generated from operating activities in the same period in 2004. The decrease in cash flows from operating activities was due primarily to an increase in accounts receivable resulting from a combination of sales growth and timing differences relating to a system conversion completed during the second quarter, and a reduction in accounts payable. Borrowings of $7.4 million helped to finance $14.1 million in capital expenditures, mostly ATM equipment.
     We had cash and cash equivalents of $3.1 million at September 30, 2005, compared to $5.6 million at December 31, 2004, and a net working capital deficit of $1.2 million at September 30, 2005 compared to a net working capital deficit of $9.2 million at December 31, 2004.
     During August 2005, we sold marketable equity securities for $9.6 million and paid off our $5.3 million domestic line of credit.
     We believe that the total cost of upgrading our ATMs to comply with new industry standards known as triple DES will be approximately $3.8 million in the United States. These costs are being capitalized and depreciated over the remaining life of the related assets. As of September 30, 2005, approximately 7% of our ATMs in the United States were compliant with triple DES. Similar upgrades to meet EMV and triple DES standards in the United Kingdom were essentially complete at September 30, 2005, at a cost of approximately $7.4 million.

Bank of America Credit Facility
     As of September 30, 2005, we owed $125.7 million pursuant to our $150 million syndicated loan facility ($120 million of which was used to fund the acquisition of eFunds’ ATM business), $112.5 million under the term loan and $13.2 million under the $30 million lines of credit. Bank of America had issued letters of credit in the amounts of $4.4 million to guarantee our performance under our agreements relating to TRM Inventory Funding Trust and £1.5 million ($2.6 million based on exchange rate as of September 30, 2005), in connection with the proposed acquisition of Travelex UK Limited, leaving a balance available under our lines of credit of $9.8 million as of September 30, 2005.
     As of September 30, 2005, we failed to meet three financial covenants of the syndicated loan facility. The covenants not met were the consolidated leverage ratio, consolidated fixed charge coverage ratio and capital expenditures limit. We have subsequently been granted a waiver as of September 30, 2005, of the lenders’ rights and remedies with respect to those covenant violations and an amendment to the credit agreement. Violation of the capital expenditures limits was caused by the mandatory upgrading of our ATM estate in the UK which required us to be compliant with triple DES and EMV standards by July 1, 2005. Costs related to these upgrades were higher than expected, which resulted in additional capital expenditures on hardware and installations. As a result of these additional capital expenditures we also did not comply with the consolidated fixed charge coverage ratio. Subsequent to September 30, 2005 we paid off the balance of our foreign line of credit. Had we made this payment prior to September 30, 2005, we would have been in compliance with the consolidated leverage ratio. In addition to the waiver as of September 30, 2005, the lenders have agreed to amend covenants in the facility as follows. The minimum consolidated fixed charge coverage ratio as of the end of December 2005 has been decreased from 1.1:1.0 to 1.0:1.0. The capital expenditures limit has been increased from $12.5 million per year to $17 million for 2005 and $15 million per year thereafter.
U.S. Vault Cash Facility
     TRM Inventory Funding Trust, which we refer to as the Trust, provides cash to be placed in our United States ATM machines, which we refer to as vault cash, by accessing commercial paper markets. Because we are the primary beneficiary of the Trust, the Trust’s accounts are included in our consolidated financial statements. Pursuant to the trust agreement, up to $150 million of vault cash is available for use in our United States ATM network, of which $94.0 million was being used at September 30, 2005.
U.K. Vault Cash Facility
     Our U.K. ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and is not included on our balance sheet. During the first nine months of 2005, we accessed amounts ranging from £22.2 million ($39.1 million based on exchange rates as of September 30, 2005) to £40.5 million ($71.1 million based on exchange rates as of September 30, 2005) under this arrangement and paid a total of $2.7 million for use of the cash.
Canadian Vault Cash Facility
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As in our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. During the first nine months of 2005, we accessed amounts ranging from Canadian $10.0 million (U.S. $8.5 million based on exchange rate as of September 30, 2005) to Canadian $17.0 million (U.S. $14.6 million based on exchange rates as of September 30, 2005) and paid a total of $647,000 for use of the cash.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Commitments and Obligations
     Contractual commitments and obligations as of September 30, 2005 were as follows (in thousands):

	Payments Due by Period
		October 1 –
		December 31,
Contractual obligations	Total	2005	2006-2007	2008-2009	After 2009
TRM Corporation and subsidiaries
Long-term debt	$164,430	$5,015	$37,516	$47,389	$74,510
Capital lease obligations	2,042	433	1,531	78	—
Operating leases	7,990	639	3,969	1,750	1,632
Purchase obligations	20,625	1,250	10,000	9,375	—

Total TRM Corporation and subsidiaries	195,087	7,337	53,016	58,592	76,142
TRM Inventory Funding Trust note payable	100,929	1,277	99,652	—	—

Total contractual cash obligations	$296,016	$8,614	$152,668	$58,592	$76,142

     The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of September 30, 2005. Purchase obligations consist of a Master Services Agreement with eFunds, which involves payments totaling $5 million annually through November 2009.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates as of September 30, 2005 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for the reporting of voluntary changes in accounting principles. SFAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. SFAS 154 will be effective in fiscal years beginning after December 15, 2005. We do not expect that our adoption of SFAS 154 will have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.
Interest Rate Risk
     We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income was $131,000 and $359,000 for the three and nine-month periods ended September 30, 2005, respectively, and $129,000 and $201,000, respectively, for the same periods in 2004. If the interest rate we earn on the $3.1 million cash we had available for investment at September 30, 2005 increased or decreased by 1%, our interest income would not change materially.
     Interest on borrowings pursuant to our syndicated loan facility is at variable rates based on prime and LIBOR. As of September 30, 2005 the weighted average interest rate on our $112.5 million term loan was 7.62%, and the weighted average interest rate on the $13.2 million outstanding under our foreign line of credit was 7.35%. In the first quarter of 2005 we purchased a three-year interest rate cap. If the LIBOR interest rate rises above 5% through March 31, 2008, the interest rate cap agreement provides for payments to us that reduce the interest rate on $50 million of the term loan to 5% plus the applicable rate and mandatory costs in accordance with the loan agreement. We have designated the interest rate cap as a cash flow hedge on $50 million of the term loan. If the interest rate for the variable-rate portion of our borrowings under the syndicated loan facility increased by 1% from the rates at September 30, 2005, our interest cost would increase by $757,000 per year.
     The Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $92.8 million at September 30, 2005 and $35.0 million at September 30, 2004 under this arrangement. The weighted average interest rate on these borrowings at September 30, 2005 was 5.5%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $355,000 and $1.5 million for the quarters ended September 30, 2004 and 2005, respectively, and $840,000 and $3.8 million for the nine-month periods ended September 30, 2004 and 2005, respectively. If the interest rate for the Trust’s borrowings at September 30, 2005 increased by 1%, to a weighted average of 6.5%, our cost of sales would increase by $928,000 per year.
     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and the cash is not included on our consolidated balance sheet. During the first nine months of 2004 we accessed amounts ranging from £25.0 million ($45.0 million based upon exchange rates as of September 30, 2004) to £36.3 million ($65.2 million based upon exchange rates as of September 30, 2004) and paid a total of $2.4 million for use of the cash. During the first nine months of 2005 we accessed amounts ranging from £22.2 million ($39.1 million based upon exchange rates as of September 30, 2005) to £40.5 million ($71.1 million based upon exchange rates as of September 30, 2005) and paid a total of $2.7 million for use of the cash. Fees that we pay for use of the cash are related to the bank’s interest rates. Based on the £37.8 million balance being used at September 30, 2005, if the cost of the cash increased by 1%, our cost of sales would increase by £378,000 ($663,000 based upon exchange rates as of September 30, 2005) per year.
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As with our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. During the first nine months of 2005, we accessed amounts ranging from Canadian $10.0 million (U.S. $8.5 million based on exchange rates as of September 30, 2005) to Canadian $17.0 million (U.S. $14.6 million based on exchange rates as of September 30, 2005) and paid a total of $647,000 for use of the cash. Fees that we pay are related to the bank’s interest rates. Based on the Canadian $13.9 million balance being used at September 30, 2005, if the cost of cash increased by 1% our cost of sales would increase by Canadian $139,000 ($119,000 based on exchange rates as of September 30, 2005) per year.
Foreign Currency Risk
     We have international subsidiaries subject to foreign currency exchange rate exposure. We realize sales from, and pay the expenses of our international operations in British pounds and Canadian dollars. Accordingly, we are exposed to the risk of foreign exchange rate fluctuations.
     Foreign exchange rate transaction gains, net of losses, were $12,000 and $54,000 for the three and nine-month periods ended September 30, 2005. Foreign exchange transactions resulted in gains of $98,000 and $209,000 for the three and nine-month periods ended September 30, 2004. If foreign currency rates were to fluctuate from rates at September 30, 2005 our financial position might be materially affected. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at September 30, 2005, the potential increase in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $6.0 million. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the average for the quarter ended September 30, 2005, the impact on sales would have been an aggregate increase of approximately $1.9 million, or 3.3%. The impact on net income for the three months ended

September 30, 2005 would have been an aggregate increase of approximately $79,000 or 24.8%. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at September 30, 2005, the potential decrease in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $6.0 million. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the average quoted foreign currency exchanges rates for the quarter ended September 30, 2005, the impact on sales would have been an aggregate decrease of $1.9 million, or 3.3%. The impact on net income for the three months ended September 30, 2005 would have been an aggregate decrease of approximately $79,000, or 24.8%.
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
ITEM 5. OTHER INFORMATION
     On November 14, 2005, we entered into the First Amendment and Waiver of Credit Agreement (“First Amendment”) with Bank of America as Lender and as Administrative Agent for syndicated lenders, in which our violations of the Credit Agreement covenants governing our capital expenditures, leverage ratio and fixed charge coverage ratio described previously in this document were waived, and certain of these ratios were amended through the end of 2005. A copy of the First Amendment is provided as Exhibit 10.8(a).

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     During the second quarter of 2005 we reached a final settlement agreement with our directors’ and officers’ liability insurer to obtain reimbursement of monies we spent to settle litigation described in Note 16 to our audited consolidated financial statements in our 2004 Annual Report on Form 10-K. The settlement payment of $700,000 was made to TRM, and was included in other income, during the second quarter of 2005.
ITEM 6. EXHIBITS

(a) Exhibits

3.1	(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1	(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2		Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1		Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2		Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.3		Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4		Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

10.7	(h)	Employment Agreement dated November 11, 2005 by and between TRM Corporation and Kenneth L. Tepper.

10.7	(i)	Retainer Agreement dated November 11, 2005 by and between TRM Corporation and Daniel G. Cohen.

10.8	(a)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto.

31.1		Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION
Date: November 14, 2005	By:	/s/ Jon S. Pitcher
Jon S. Pitcher
Principal Accounting Officer