Form 10-K
period 2005-12-31
TRM CORP
filed 2006-03-31
CIK 749254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock
(Title of each class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $182,818,000.
     As of March 20, 2006 the number of shares of the registrant’s Common Stock outstanding was 16,871,089.
Documents incorporated by reference:
     Parts of registrant’s Proxy Statement for the annual meeting of shareholders on May 16, 2006 are incorporated by reference into Part III of this report.

TRM CORPORATION

ii

qq

PART I
ITEM 1. BUSINESS
General
     Where you can find more information. We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). We also make available free of charge through our website at www.trm.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.
     Overview. We are one of the largest multinational owners and operators of off-premises networks of automated teller machines, or ATMs, with operations in the United States, United Kingdom and Canada. We expanded into the ATM business in 1999, leveraging the experience and infrastructure we had established in developing our photocopier operations, which began in 1981. During 2005 our networks had an average of 14,530 transacting ATMs in the United States, 3,667 transacting ATMs in the United Kingdom and 1,733 transacting ATMs in Canada. In addition, we own and operate a photocopier network with an average of 23,797 self-service photocopiers deployed throughout the United States, United Kingdom and Canada during 2005.
     We locate our ATMs and photocopiers in high traffic retail environments through national merchants such as The Pantry, Cumberland Farms, Albertson’s, Sommerfield, Shell, Rank and Wal-Mart Canada, and through regional and locally-owned supermarkets, convenience and other stores such as Winn-Dixie, Whitbread, Londis and the U.K. Post Office. In addition to providing our merchant customers with supplemental revenues from shared transaction fees, we believe that the presence of ATMs and photocopiers in a merchant’s store helps to promote higher foot traffic, increased impulse purchases and longer shopping times since they often make the retail site a destination for cash and photocopies. We attempt to maximize the usefulness of our ATMs to our customers by participating in as many electronic funds transfer networks, or EFTNs, as practical, including NYCE, Visa, Mastercard, Cirrus, Plus, American Express, Discover/Novus, STAR, Interac and LINK.
     To maintain our networks of ATMs and photocopiers, we have developed an extensive field service operation. Through this operation, we provide installation, maintenance, diagnostic and repair services to approximately 87% of our ATMs and 96% of our photocopiers. We believe that our field service capabilities distinguish us from our competitors and enable us to service our machines more promptly and efficiently than if we relied solely on third-party service providers.
     ATM operations. Since 2001, we have experienced significant growth in our ATM operations. The number of transactions processed by our ATMs has grown from 9.0 million in 2001 to 77.3 million in 2005, while our ATM net sales increased from $16.6 million in 2001 to $90.5 million in 2005.
     In 2004 we acquired the ATM business of eFunds Corporation and completed four other acquisitions, substantially increasing both the number of transactions processed by our ATM networks and our net sales.
     For 2004 and 2005, net sales from our ATM operations accounted for 54.5% and 72.6% of our total net sales, respectively. We expect our ATM operations to account for a larger percentage of our net sales in future periods.
     Photocopier operations. We believe that we are the only large-scale owner and operator of self-service merchant-based photocopiers in the United States, the United Kingdom and Canada. During 2005, we had an average of 18,429 self-service photocopiers deployed in the United States, 2,549 in the United Kingdom and 2,819 in Canada. In 2004 and 2005, we continued our strategy, first instituted in 2002, of seeking to offset a long-term trend of declining photocopier volumes through increases in photocopier pricing and cost savings. As a result of our implementation of this strategy, our photocopier gross profit grew 5.0%, from $18.5 million in 2003 to $19.4 million in 2004. Declining volumes outpaced price increases in 2005, and our photocopier gross profit declined to $13.0 million. Although we believe that our photocopier operation is a mature business, it remains an important source of cash flow to help us grow our ATM business and we may opportunistically add photocopier locations to our ATM network locations.

     For 2004 and 2005, net sales from our photocopier operations accounted for 45.5% and 27.4% of our total net sales, respectively. We expect our photocopier operations to continue to account for a smaller percentage of our net sales in the future.
Acquisition of the eFunds ATM Business
     In November 2004, we acquired eFunds’ ATM business in the United States and Canada for approximately $150 million, excluding fees, expenses and similar items. This transaction was funded primarily through our syndicated loan facility administered by Bank of America, N.A., in combination with cash on hand.
     The acquisition of eFunds’ ATM networks has significantly expanded and diversified our ATM operations. Primarily as a result of this acquisition:
•	The average number of transacting ATMs in our networks increased from 4,155 for the nine months ended September 30, 2004, to 19,930 for the year ended December 31, 2005.

•	The percentage of ATMs in our networks that are merchant-owned increased from approximately 7% to approximately 74%.

•	As the following table indicates, the locations of our ATM networks became more geographically diversified:

		ATM distribution as of
	ATM distribution before acquisition	December 31, 2004
Southern United States	16%	15%
Eastern United States	10%	10%
Central United States	2%	30%
Western United States	2%	20%
United Kingdom	69%	17%
Canada	1%	8%
     In connection with the acquisition of the eFunds ATM business, we entered into a Master Services Agreement with eFunds, which we call the MSA. Through this agreement, we have consolidated many of the services we had previously obtained from multiple third party service providers with one provider and transferred to eFunds some of the services we had previously provided in-house. The MSA has an initial term of five years and will renew for successive two year periods unless terminated.
     Under the MSA, eFunds provides the following services to us for the ATMs that were part of the eFunds ATM business:
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
     We are obligated to pay eFunds a minimum amount of $5 million per year for its services under the MSA, although the exact amount will vary depending upon the number of ATMs that eFunds services and the exact services provided for each ATM.
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
Industry Segments and Geographical Information
     Selected financial information about our segments and operations in different geographic areas is included in footnote 15 to our consolidated financial statements.
Products and Services
     ATMs. We deploy and operate ATMs primarily under the following two programs:
•	Full placement program. Under a full placement arrangement, we own the ATM and are responsible for controlling substantially all aspects of its operation, including maintenance, cash management and loading, supplies, signage and telecommunications services. We are generally responsible for almost all of the expenses related to the operation of the ATM with the exception of power and, on occasion, telecommunications. We typically use this program for major national and regional merchants.

•	Merchant-owned program. Under a merchant-owned arrangement, the merchant (or, for a merchant using lease financing, its lease finance provider) typically buys the ATM through us and is responsible for most of the operating expenses, such as maintenance, cash management and loading, and supplies. We typically provide all transaction processing services, and the merchants use our maintenance services from time to time. Our rental program is similar to our merchant-owned program, except that the merchant rents the ATM from us rather than purchasing it, and we provide the maintenance and supplies for the machine.
     We attempt to place the ATMs in our full placement program and our photocopiers in high visibility, high traffic merchant locations. Our experience has demonstrated that the following locations, among others, often meet these criteria:
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
     Photocopiers. We own or lease all of our photocopiers and operate them under a program analogous to our full placement program for ATMs. We provide the merchant with a photocopier, machine stand, signage and, for certain locations, a vend tower which makes the photocopier a coin-operated machine. We also install, maintain and provide supplies for our photocopiers and regularly monitor their use. Each of our merchants keeps a percentage of the sales generated by the photocopiers in its location and remits the balance to us on a monthly basis. The percentage of sales retained by each merchant is generally based on a sliding scale related to usage as recorded by the machine’s tamper-proof internal counter.
     Our photocopiers are designed for simplicity of use and durability, so we do not equip them with add-on features such as sorting or automatic stapling. The photocopiers accept both letter and legal size paper, perform reductions, enlargements and gray scale adjustments, and can make up to 99 photocopies at one time. We also have a pilot program in the United Kingdom and the United States under which certain of our digital photocopiers have been configured to provide facsimile transmissions.
Field Service Operations
     We believe that a key part of our operations is our field service capability, which has three primary components:
•	over 200 field technicians and technical support personnel, each of whom has a defined service coverage area and an average company tenure of seven years;

•	20 regional service and support centers that enable us to provide prompt remedial service as well as regularly scheduled maintenance; and

•	national call centers in the United States, the United Kingdom and Canada that provide seven-day telephone support, technical assistance and field technician dispatching to merchants.
     We support our field technicians through central administrative offices in Portland, Oregon and Crawley, England. Our administrative offices provide our field technicians with training programs, technical support, supplies purchasing and materials management. These offices keep contact with our field technicians through a real-time wireless communications system that enables our field technicians to receive information about service calls and to automatically “close” or mark their service calls completed in our tracking system.
     We contract with local repair and maintenance operations to provide service to the approximately 2,800 ATMs and 1,100 photocopiers that are outside of our field service operations.
Sales and Marketing
     We maintain sales and marketing capability in each country in which we operate. In the United States, our team consists of twelve employees, including a sales director. The sales and marketing team in the United Kingdom consists of eleven employees. In Canada we have five salespersons, who rely on the sales staff in the United States for sales and marketing support.
     Our sales force maintains contact with larger accounts: retail, supermarket and convenience chains, mall developers, casinos and others. This contact familiarizes the prospect with our name and our products and services, and also heightens sales staff awareness of contract expirations and Requests For Proposal issued by the prospects. Additionally, we have telephone salespeople and distributors who call existing customers, independent merchants and small chain accounts to determine contract expiration, satisfaction with current levels of service, and future equipment and service needs. We maintain a sales database to log their contacts and enable follow up calls.

     Staff members attempt to identify new high visibility, high traffic merchant locations at which we may place ATMs and photocopiers. Our sales teams’ efforts to identify new ATM and photocopier placement opportunities are supplemented by our field technicians, who are typically the primary point of personal contact between us and our merchants. Our field service technicians are encouraged to observe whether a location that has one of our ATMs or photocopiers participates in our other businesses as well, speak to the store owners or managers and forward leads to our sales team.
Primary Supply Relationships
     ATM relationships. We purchase our ATMs from Triton Systems and to a lesser extent, from NCR Corporation, and, in the United Kingdom, Wincor Nixdorf. We believe that the large quantity of ATMs we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. Although we currently purchase a majority of our ATMs from Triton Systems, we believe that our relationships with NCR Corporation and Wincor Nixdorf are good and that we would be able to purchase the ATMs we required from them if we were no longer able to purchase ATMs from Triton Systems.
     Photocopier relationships. In the past few years we have purchased substantially all of our photocopier equipment from Konica in the United States and Canada and from Toshiba in the United Kingdom. Both companies design equipment to our specifications. In the United States, we also own and maintain photocopiers made by Mita, a former supplier. We use our Mita photocopiers primarily in lower volume locations. Our Mita and Konica equipment are analog photocopiers, while the Toshiba equipment, which is the newest addition to our inventory, is digital. Because of the large number of photocopier manufacturers, we believe we would be able to purchase the photocopiers we require from alternative suppliers if we were no longer able to obtain photocopiers from Konica or Toshiba.
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
Merchant Customers
     ATMs. We have contracts with national and regional merchants and with numerous independent store operators. For 2004 and 2005, no single merchant accounted for 10% or more of our ATM net sales.
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
     Photocopiers. We have contracts with national and regional merchants and with numerous independent local convenience store operators. For 2004 and 2005, no single merchant accounted for 10% or more of our photocopier sales.
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
Competition
     Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to us including NetBank, Innovus, Global Axis, IMS and Cardtronics in the United States, Cardpoint and Hanco in the United Kingdom and Direct Cash, Ezee ATM, Frisco Bay and Threshold Technologies in Canada. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States, the United Kingdom and Canada. Accordingly, new competitors may emerge and quickly acquire significant market share.
     The market for providing self-service photocopier services is also highly competitive. The choices for photocopier services include specialty full-service business centers such as FedEx/Kinko’s and MailBoxes Etc./UPS, copy and print shops and photocopiers located within other retail locations. We do not attempt to compete directly with most chain stores that focus on business services or office supplies. These vendors generally serve a commercial market more interested in high volume and sophisticated photocopying than in convenience of location. In contrast, we provide photocopiers in targeted areas for use principally by individuals. We are aware of several self-service photocopier businesses using this retail business concept. We believe that each is limited to a relatively small geographic market and a relatively small number of photocopiers. However, there are few barriers to entry into the self-service photocopier business.
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

     Electronic Funds Transfer Act. The United States Electronic Funds Transfer Act, while directed principally at banks and other financial institutions, also has provisions that apply to us. In particular, the act requires ATM operators who impose withdrawal fees to notify a customer of the withdrawal fee before the customer completes a withdrawal and incurs the fee. Notification must be made through signs placed at or on the ATM and by notification either on the ATM screen or through a print-out from the ATM. All of our ATMs in the United States provide both types of notification.
     Americans with Disabilities Act. While we believe that the ADA does not regulate our photocopier services, it currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions that will require our ATMs in the United States to be more accessible to the disabled. Under the current proposals, height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads with selected Braille symbols and ATMs would be required to process speech capabilities. These new guidelines would affect the manufacture of ATM equipment going forward and could require us to retire or upgrade many of the ATMs we own, as well as those merchant-owned ATMs where we are responsible for upgrade costs, potentially at significant cost to us. The comment period on the proposed guidelines ended May 31, 2005. No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements. We also expect that the guidelines may affect placement of our photocopiers within stores but will not otherwise impact our photocopier business.
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
     EFTN regulations. EFTNs have adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM operators. These regulations include the encryption standards described more fully below and limitations on the maximum amount of cash that can be withdrawn from each machine. As described in “Triple DES” below, we will need to convert our ATMs to the new encryption standards by their compliance dates. With respect to all other EFTN regulations, we believe that we are in material compliance with the regulations that are currently in effect and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.
     Triple DES. The Digital Encryption Standard, or DES, is the encryption standard that ATMs use to encrypt the personal identification number that is transmitted to the processing agent during an ATM transaction. Due to concerns over the increased processing power of computers and their potential to decode the DES encryption, MasterCard International has advised all ATM operators that any ATM using its network must be compliant with the more rigorous and secure “triple DES” standard by December 31, 2006. In the United Kingdom, LINK has already required all ATMs using its network to be compliant with the triple DES standards and with a new standard called Europay MasterCard Visa, or EMV, with sanctions for noncompliance beginning July 1, 2005. The EMV standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” In Canada, Interac has required that users of its network have a triple DES compliance plan in place by February 28, 2008.
     Substantially all of our United Kingdom ATMs comply with the new standards. As of February 28, 2006, approximately 80% of the ATMs we own in our United States networks were not equipped with triple DES encryption. We have adopted a policy that any new ATMs that we acquire from a manufacturer must be triple DES compliant. We believe that completion of the triple DES conversion of the ATMs we own in the United States will cost approximately $3.2 million. Because we expect to use our field service network to make the necessary conversions, we believe our ATMs can be compliant with triple DES by the deadline. We do not currently have on estimate of the cost or estimated completion date for the upgrade of our Canadian ATMs due to uncertainty as to the timing of required completion dates for upgrades.
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
Employees
     As of December 31, 2005, we had 451 employees. Of this number, 237 employees were in field service and 214 employees were in sales, marketing, customer service and administration. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.
ITEM 1A. RISK FACTORS
Risks Relating to Our Default Under Our Credit Agreement
We are in violation of certain covenants of our credit agreement with Bank of America, N.A. and other lenders. As a result we may have to repay the entire $91.6 million balance during 2006.
     As a result of our 2005 financial performance, we have failed to meet financial covenants in our credit agreement with Bank of America, N.A. and other lenders relating to our leverage and fixed charge coverage ratios. We describe these ratios in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Bank of America Credit Facility.” We have entered into a Forbearance Agreement and Amendment with our lenders pursuant to which they have agreed not to take any action with regard to these covenant violations prior to June 15, 2006, provided we do not default on the remaining covenants in the credit agreement and comply with new covenants relating to the delivery of monthly financial statements and other information. However, we do not expect to meet all of our financial covenants for the second quarter of 2006, because some of the covenant calculations include results of operations for the most recent twelve-month period, and we incurred substantial losses in the fourth quarter of 2005. Therefore, we expect that the lenders will have the right to require payment in full of our outstanding debt under our credit agreement ($91.6 million at December 31, 2005) on June 15, 2006. Our lenders may also require payment if we do not comply with the remaining covenants in the credit agreement or the new covenants imposed by the Forbearance Agreement and Amendment. We will seek to refinance the outstanding balances under our credit agreement and have begun initial efforts to do so. If we are unable to refinance our debt or to get our lenders to agree to any further forbearance, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings. Even if the lenders were willing to extend their forbearance for one or more additional periods, the fees and increases in the rates of interest they may seek may be substantial.
The Forbearance Agreement and Amendment limits the amount of funds we may access under the credit agreement and our capital expenditures during the forbearance period.
     The Forbearance Agreement and Amendment limits the amount we may have outstanding under our Revolving or Swing Line loans, as defined in the credit agreement, or letter of credit to an aggregate of $15.0 million and under our Foreign Loans, as defined in the credit agreement to $5.0 million. As of March 8, 2006, there was $8.4 million outstanding as Revolving Loans and letters of credit and $3.5 million outstanding as Foreign Loans. Accordingly, we are limited in the amount of liquidity available to us from our lenders. Moreover, the Forbearance Agreement and Amendments limits our capital expenditures during the forbearance period to $3.5 million. These limitations, as well as limitations restricting incurrence of other debt or liens or making investments, will not allow us to pursue any material growth in our systems during the forbearance period, which may impair our ability to achieve profitability.
The Forbearance Agreement increased the interest rates under our credit agreement, increasing our expense and reducing our ability to achieve profitability.
     The Forbearance Agreement and Amendment has increased the interest rates we must pay by 1.00% to 1.25% depending upon the type of loan and our leverage ratio. These increases will materially increase our interest expense, thereby reducing our ability to achieve profitability.
Default under our Credit Agreement may constitute a default under our United States and United Kingdom vault cash agreements.
     Our default under the credit agreement may constitute a default under our United States vault cash facility, which we use to supply the cash dispensed by our ATMs. We have entered into a forbearance agreement with respect to the default under our United States vault cash facility; however, this agreement does not cover any defaults other than those caused by the defaults specifically covered by the Forbearance Agreement and Amendment and terminates when the Forbearance Agreement and Amendment terminates. If the Forbearance Agreement and Amendment terminates and we do not have new financing in place, we could lose access to the vault cash and fees that we have earned. See “Risks Relating To Our ATM Business – We obtain our United States ATM vault cash under an agreement that could cause us to lose our access to the vault cash and to fees that we have earned due to circumstances beyond our control.”
     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank. If we are unable to refinance our debt under the Bank of America credit facility or extend the forbearance period prior to June 15, 2006, and the lenders declare us in default with respect to such credit facility, we may be declared to be in default with respect to this agreement as well.
Risks Related to Our Business Generally
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
Fluctuations in foreign exchange rates could affect the amounts we report in our financial statements.
     We record the results of our United Kingdom and Canadian operations in the relevant local currency and convert these results into United States dollars at the applicable exchange rate for inclusion in our consolidated financial statements. We have not tried historically to reduce our exposure to foreign exchange rate fluctuations by currency hedging. As a result, changes in exchange rates may cause the amounts we report in our financial statements to fluctuate without relation to the results of the underlying operations in the respective local currencies. Approximately 23% of our consolidated sales for 2005 were produced in the United Kingdom by our United Kingdom subsidiaries and 10% were produced in Canada by our Canadian subsidiary. The average exchange rate during 2005 for the British pound was $1.826 to £1.00, compared to $1.829 to £1.00 during 2004, while the average exchange rate for the Canadian dollar was U.S. $0.824 to C$1.00 in 2005 as compared to U.S. $0.768 to C$1.00 in 2004. As a result of this increase in the value of the Canadian dollar, we reported $1.6 million more in sales during 2005 than we would have reported had the exchange rate remained constant at the average for 2004. This gain was substantially offset by a corresponding increase in expenses. The decrease in the value of the British pound resulted in a decrease in reported sales of $79,000.
Changes in technology could reduce use of ATMs and photocopiers and, as a result, reduce our sales.
     New technology in the ATM or photocopier industries may result in the existing machines in our networks becoming obsolete, requiring us, or the merchants in our networks who own their machines, to either replace or upgrade our existing machines. Any replacement or upgrade program to machines that we own or that we must upgrade or replace under contracts with merchant owners would involve substantial expense, as was, and will be, the case with respect to the upgrade of our ATMs to meet EMV and triple DES requirements. A failure to either replace or upgrade obsolete machines could result in customers using other ATM or photocopier networks that have newer technology, thereby reducing our sales and reducing or eliminating our operating margins.
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
Our failure to achieve and maintain adequate internal control in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial reports and have an adverse effect on our business, financial condition, results of operations and stock price.
     During the course of the evaluation, attestation, and compliance process required by Section 404, we have identified material weaknesses in our internal control over financial reporting. For a discussion of these weaknesses and the steps we have taken and expect to take to remedy these weaknesses, see Item 9A – “Controls and Procedures.” Failure to achieve and maintain an effective internal control environment, could result in a loss of investor confidence regarding the accuracy and completeness of our financial reports. Moreover, effective internal control is necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal control, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price for our stock could decline significantly, and we may be unable to implement our intent to refinance our Bank of America credit facility or otherwise obtain equity or debt financing.
Risks Relating to Our ATM Business
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
     As a result of five acquisitions during 2004, our ATM networks have grown from an average of 3,247 transacting ATMs in 2003 to an average of 19,930 transacting ATMs in 2005 materially increasing our integration risk. Moreover, since the ATM contracts in the eFunds networks we acquired have terms expiring within the next five years, the potential for merchant participants in those networks to leave is greater than with our pre-acquisition ATM networks.
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
We depend on eFunds Corporation to provide many services on which we rely.
     Our ATM business requires close coordination of merchant relationships, cardholder relationships, cash management activities and telecommunication services. In connection with our acquisition of the eFunds ATM business, we entered into a master services agreement with eFunds pursuant to which eFunds will provide many of these services to us in the United States and Canada. eFunds also provides us with transaction processing and EFTN management services. As a result, we depend on eFunds to provide many services that are necessary to the operations of our ATM business. eFunds may be unable or unwilling to provide all of these services at a level that we consider necessary. In that event, if we are unable to terminate our relationship with eFunds or are unable to obtain replacement services in a timely manner, our transaction volume could be reduced and our relationships with our merchants or cardholders could deteriorate.
If merchant-owned ATM customers terminate their relationships with us prior to the termination of their contracts or do not renew their contracts upon their expiration, it could reduce our ATM sales.
     Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. When this occurs, we pursue these customers to remain processing with us or alternatively, in the event they terminate their relationship with us prior to the expiration of their contacts, we seek payment of damages under a breach of contract clause in our contracts. If a substantial number of merchant-owned ATM customers end their relationships with us, it could cause a reduction in our ATM sales.
Increases in interest rates will increase our expenses.
     We have credit and vault cash facilities that carry variable interest rates. Consequently, a rise in interest rates would increase our operating costs and expenses.
Our international operations may not be successful.
     As of December 31, 2005, approximately 18% of our ATMs were located in the United Kingdom and approximately 10% of our ATMs were located in Canada. Our international operations are subject to certain inherent risks, including:
•	exposure to currency fluctuations;

•	difficulties in complying with foreign laws and regulations;

•	unexpected changes in regulatory requirements;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences.
Any of these factors could have a material adverse effect on our international operations and, consequently, on our business, results of operations and financial condition.
Our ATM business operates in a changing and unpredictable regulatory environment.
     ATM withdrawal transactions involve the electronic transfer of funds through EFTNs. The United States Electronic Funds Transfer Act provides the basic framework establishing the rights, liabilities and responsibilities of participants in EFTNs. In addition, there have been various state and local efforts to ban, limit or otherwise regulate ATM transaction fees, which make up a large portion of our sales for our full placement ATMs and the principal source of ATM revenue for merchants with merchant-owned ATMs in our network. For example, in Tennessee, Nebraska and Iowa only bank-sponsored ATMs can impose withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of ATMs in our networks, which typically involves additional documentation costs and payment of a fee to the bank. In the United Kingdom, ATM owners must elect to receive either interchange fees or withdrawal fees; we have elected to receive withdrawal fees. As a result, any limitation on the ability to charge withdrawal fees in areas where we have a concentration of ATMs could reduce our ATM sales from our full placement ATMs and reduce the incentive that merchants with merchant-owned ATMs would have to keep ATMs in our network on their premises. In addition, if existing regulations are made more restrictive or new regulations are enacted, we may incur significant expense to comply with them.

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
New government and industry standards will increase our costs and, if we cannot meet compliance deadlines, could require us to remove non-compliant machines from service.
     The Digital Encryption Standard, or DES, is the encryption standard that ATMs use to encrypt the personal identification number that is sent to an ATM processing agent during an ATM transaction. As we discuss in “Business — Government and Industry Regulation,” due to security concerns, MasterCard International, one of the largest EFTNs in the United States, LINK, the principal EFTN in the United Kingdom, and Interac, the principal EFTN in Canada, have required that ATMs using their networks be compliant with a new DES, known as “triple DES.” Compliance is required by December 31, 2006 for MasterCard International and is already required by LINK. Interac requires that a compliance plan be in place by February 28, 2008. For European ATMs, MasterCard International has already required compliance with a standard known as Europay MasterCard Visa, or EMV. While substantially all of our United Kingdom ATMs were compliant with the new standards as of December 31, 2005, as of that date approximately 80% of the ATMs we own in our networks for the U.S. were not equipped with triple DES encryption. We believe that the remaining cost of upgrading the ATMs we own, as well as merchant-owned ATMs where we have or will assume upgrade costs, to comply with triple DES will be approximately $3.2 million in the United States. We do not currently have an upgrade estimate for Canadian ATMs due to uncertainty as to the timing of required completion dates for upgrades.
     The Americans with Disabilities Act, or ADA, currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM, and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the current proposals, height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads with selected Braille symbols and ATMs would be required to possess speech capabilities. These new guidelines would affect the manufacture of ATM equipment going forward and could require us to retire or upgrade many of the ATMs we own, as well as merchant-owned ATMs where we are responsible for upgrade costs, potentially at significant expense to us. The comment period on the proposed guidelines ended May 31, 2005. No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements. We also expect that the guidelines may affect placement of our photocopiers within stores but will not otherwise impact our photocopier business.
     If ATMs in our network are not compliant with triple DES, EMV and any applicable ADA guidelines by the respective deadlines and we cannot obtain compliance waivers, we could have to remove the non-compliant ATMs from service and, as a result, our ATM net sales could be materially reduced during the period of time necessary to become compliant.
If we, our transaction processors, our EFTNs or our other service providers experience system failures, the ATM products and services we provide could be delayed or interrupted, which would harm our business.
     Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our transaction processors, EFTNs and other service providers. Any significant interruptions could severely harm our business and reputation and result in a loss of sales. Additionally, if we cause any such interruption, we could lose the affected merchants or damage our relationships with them. Our systems and operations, and those of our transaction processors, EFTNs and other service providers, could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry and computer viruses. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.
We rely on EFTNs and transaction processors; if we cannot renew our agreements with them, if they are unable to perform their services effectively or if they decrease the level of the transaction fees we receive, it could harm our business.

     We rely on several EFTNs and transaction processors to provide card authorization, data capture and settlement services to us and our merchant customers. Any inability on our part to renew our agreements with these or similar service providers or their failure to provide their services efficiently and effectively may damage our relationships with our merchants and may permit those merchants to terminate their agreements with us.
     Our ATM net sales depend to a significant extent upon the transaction fees we receive through EFTNs. If one or more of the EFTNs in which we participate reduces the transaction fees it pays us, and we are unable to route transactions to other EFTNs to replace them, our ATM net sales would be reduced. For example, Visa/Plus, which accounted for approximately 19% of our United States ATM transactions during the year ended December 31, 2005, has divided ATM providers into two tiers, and reduced the interchange fees it pays to second tier providers for withdrawals and balance inquiries by $.10 per transaction, effective October 1, 2005. Our ATMs do not meet all of the requirements for first tier status. As a means of mitigating the impact of the lower interchange rates paid by Visa/Plus we have had our processing agents adjust priority routing tables to, whenever possible, move transactions through EFTNs whose interchange rates are higher than those paid by the Visa/Plus EFTN.
     The Cirrus and MasterCard networks implemented a $.05 per transaction ATM Convenience Fee in April 2005. This fee is netted out of interchange dollars paid to us. For the year ended December 31, 2005, approximately 12% of our United States transactions routed through the Cirrus and MasterCard networks.
We obtain our United States ATM vault cash under an arrangement that could cause us to lose our access to the vault cash and to fees that we have earned due to circumstances beyond our control.
     Our United States vault cash facility is secured by the cash we draw from it to place in ATMs, as well as by the withdrawal and interchange fees we have earned but not yet collected, so the lender under that arrangement could seize the cash and fees in the event of a default.
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
     See also “Risks Relating to Our Default under Our Credit Agreement – Default under our credit agreement may constitute a default under our United States vault cash agreement.”
     Our United States vault cash arrangement could go into default as a result of factors over which we have no control.
     The loan and servicing agreement for our United States vault cash facility contains events of default that include:
•	An “event of bankruptcy” with respect to any entity on whose property more than 10% of our United States ATMs are located, if we are unable to remove all cash from those ATMs within five business days after the event of bankruptcy occurs. An event of bankruptcy includes the filing of a bankruptcy petition with a court, an entity admitting in writing that it is unable to satisfy its obligations as they become due or the board of directors of the entity voting to cause an event of bankruptcy, regardless of whether we are informed of any of these actions.

•	Any depository bank or transportation agent, excepting one pre-approved bank and one pre-approved transportation agent, failing to maintain a specified debt rating.

•	The amount of vault cash held by or maintained on the premises of entities, which would generally be our transportation agents and merchants, that have experienced an event of bankruptcy when added to the amount of cash owed from settlement banks that is past due exceeding a designated level.

     Due to these provisions, the bankruptcy or financial difficulty of our merchants or the companies on which we rely for services could cause an event of default under our loan and servicing agreement and prevent us from having access to the vault cash we require to operate our full placement and some of our merchant-owned United States ATMs. We do not have any operational control over our merchants or other service providers and may not be able to determine whether any of these entities are facing financial difficulty that could increase our risk of default under the loan and servicing agreement. As a result, we could lose access to our United States vault cash due to circumstances that we would be unable to foresee and that are beyond our control.
     If our United States vault cash arrangement terminates, we may be unable to obtain vault cash from alternative sources on acceptable terms or at all. If we do not have access to vault cash for our full placement ATMs and those of our merchant-owned ATMs for which we provide vault cash, we will have to suspend our operations with respect to these ATMs, our results of operations will be reduced and the value of your investment will decrease.
We experienced substantial theft losses in our ATM operations in 2005. If these losses were to continue, our results of operations would be harmed.
     During 2005, our ATM operations experienced $2.2 million in unreimbursed theft losses. We have implemented measures to counter theft and vandalism. We cannot assure you that these measures will be sufficient to reduce the level of loss in 2006. Failure to do so or to devise additional measures to counteract theft and vandalism may result in substantial theft and vandalism losses, harming our results of operations.
     In the past we have had crime insurance to reimburse us for losses that exceed certain deductible levels. For the policy year beginning July 1, 2005, due to proposed increases in both the deductible level and the cost of the insurance, we are insuring only against catastrophic cash losses.
Risks Relating To Our Photocopier Business
Loss of our photocopier placement contract with Albertson’s would materially reduce our photocopier sales.
     For 2005, Albertson’s represented 9.7% of our photocopier net sales, and 8.7% of our photocopiers were located with them. A loss of this contract would result in a material reduction in our photocopier sales and, due to the number of photocopiers affected and the potential difficulty of redeploying these machines, could result in a write-down of our fixed assets.
The average remaining term of our photocopier placement contracts is approximately nine months. To the extent merchants do not renew their contracts with us, our photocopier sales will decline.
     As of December 31, 2005, the average remaining term of our photocopier contracts was nine months. For 2005, photocopier net sales represented 27% of our net sales. If a significant number of merchants choose not to renew their contracts with us for photocopier placement, it could reduce our sales and operational profitability.
If photocopy volumes continue to decline, it could reduce our sales.
     Our photocopier volume has declined significantly over the past five years. Our program of increasing prices, while reducing the declining sales trend in 2003 and 2004, has amplified the volume decline and in 2005, resulted in a significant decline in photocopier gross profit. If the volume decline continues and we are unable to institute offsetting price increases, our photocopier sales and gross profit will be reduced further.
Risks Relating to Our Common Stock
We do not plan to pay dividends on our common stock.
     We do not plan to declare dividends on our common stock for the foreseeable future and, in any event, under the terms of our credit facility with Bank of America as amended by the Forbearance Agreement and Amendment, are prohibited from doing so.
Our charter documents and Oregon law may inhibit a takeover that shareholders may consider favorable.
     The Oregon Business Corporation Act, our restated articles of incorporation and our restated bylaws contain provisions that could have the effect of delaying, deferring or preventing a change in control of our company or our management that shareholders may consider favorable or beneficial, which could reduce the value of your investment.

These provisions could discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:
•	authorization to issue “blank check” preferred stock, which is preferred stock that can be created by our board of directors without prior shareholder approval and with rights senior to those of common stock;

•	a classified board of directors, so that it could take three successive annual meetings to replace all directors;

•	authority for directors to establish the size of the board of directors without shareholder approval;

•	a requirement of a 75% vote of shareholders to remove a director for cause;

•	a requirement of a 75% vote of shareholders for business combinations with a 5% or greater shareholder that is not approved by our board of directors, with only limited exceptions; and

•	an advance notice requirement for shareholder proposals.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     Our principal offices are located at 5208 N.E. 122nd Avenue, Portland, Oregon 97230-1074. We currently lease approximately 46,000 square feet in Portland. The lease runs until 2010, with an option for an additional five-year term. We lease 3,100 square feet of office space in Philadelphia, Pennsylvania for use as executive offices under a lease that expires in 2007 without renewal options. We lease approximately 16,200 square feet of space in Crawley, England for use as our United Kingdom headquarters. The lease runs until 2012, with no option for renewal. We also lease an aggregate of approximately 69,700 square feet of warehouse space at 20 different locations and approximately 100 storage units averaging approximately 300 square feet each in the United States, the United Kingdom and Canada for our field service operations. These leases expire at various times between 2006 and 2014. We believe that our leases are at competitive or market rates. If we cannot renew any of our current leases we do not anticipate that we will have difficulty in leasing suitable replacement space.
ITEM 3. LEGAL PROCEEDINGS
Settlement of Litigation
     In the ordinary course of business, we may be subject to lawsuits, investigations and claims. As of the date of this filing there were no material legal proceedings pending against us.
     In order to settle litigation that we describe in note 16 to our consolidated financial statements, we made a payment of $1.8 million in April 2003. We sought reimbursement of the settlement amount from our directors’ and officers’ liability insurance carrier and, in the second quarter of 2005, received a $700,000 payment.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

	High	Low
2005
4th Quarter	$15.60	$6.63
3rd Quarter	$19.25	$14.70
2nd Quarter	$21.00	$13.61
1st Quarter	$26.00	$19.75
2004
4th Quarter	$24.38	$16.17
3rd Quarter	$19.75	$10.87
2nd Quarter	$27.00	$11.50
1st Quarter	$20.27	$7.95
     As of March 20, 2006, there were 16,871,089 shares of common stock outstanding held by 195 persons of record.
Dividends
     We have not paid any dividends on our common stock, and we do not plan to pay dividends on our common stock for the foreseeable future. We intend to retain earnings, if any, to fund our operations. Subject to our credit agreement with Bank of America, discussed in the next paragraph, our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors will include our earnings, financial condition, cash requirements and whether attractive acquisition or business expansion opportunities exist.
     Our ability to pay cash dividends on our common stock is further subject to restrictions imposed by our credit agreement with Bank of America, as amended by the Forbearance Agreement and Amendment, which prohibit us from paying cash dividends on our common stock without Bank of America’s consent.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below as of December 31, 2004 and 2005, and for the years ended December 31, 2003, 2004 and 2005 have been derived from our audited financial statements included in this report. The selected financial data presented below as of December 31, 2001, 2002 and 2003 and for the years ended December 31, 2001 and 2002 have been derived from our financial statements not included in this report. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

Selected Financial Data
Years ended December 31, 2001 — 2005
(In thousands, except per share and other operating data)

	2001	2002	2003	2004	2005
Sales	$77,850	$82,615	$94,822	$126,027	$233,911
Sales discounts	(12,810)	(14,691)	(16,625)	(33,385)	(109,229)
Net sales	65,040	67,924	78,197	92,642	124,682
Operating income (loss)	(126)	(2,198)	10,116	13,833	(5,060)
Income (loss) from continuing operations	(2,330)	(4,150)	6,185	8,347	(8,871)
Income (loss) from discontinued operations	(4,132)	143	(729)	(419)	—
Net income (loss)	(6,462)	(4,007)	5,456	7,928	(8,871)
Preferred stock dividends	(1,500)	(1,500)	(1,500)	(1,329)	(147)
Income (loss) from continuing operations available to common stockholders	(3,830)	(5,650)	4,056	6,050	(9,018)
Basic income (loss) per share from continuing operations	(.54)	(.80)	.57	.66	(.62)
Diluted income (loss) per share from continuing operations	(.54)	(.80)	.55	.60	(.62)

Balance Sheet Data:
Working capital (deficit)	(2,742)	(1,858)	2,263	(9,203)	(89,172)
Total assets	111,556	108,854	112,275	359,482	341,782
Long-term debt (excluding current portion)	43,000	44,240	37,358	196,167	1,066
Preferred stock	19,798	19,798	19,798	11,620	—
Shareholders’ equity	45,332	42,094	48,876	111,712	139,926

Other Operating Data:
TRM Copy Centers	29,706	28,399	26,317	24,484	23,855
Average transacting ATMs	1,892	2,672	3,247	6,201	19,930
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
     3. In 2004 we acquired the ATM business of eFunds Corporation and completed four other acquisitions.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, without limitation, increasing ATM revenues, decreases in photocopy volume and growth of our business (including acquisitions) constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on management’s current expectations about future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other similar words or expressions.
     Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of the risks and uncertainties that may impact our business in Item 1A — “Risk Factors.” Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise except as required under the federal securities laws and the rules and regulations of the SEC.
Overview
     We are a large-scale, multinational owner and operator of ATM networks with operations in the United States, the United Kingdom and Canada. During 2005 our networks had an average of 19,930 transacting ATMs. In addition, with an average of 23,797 self-service merchant-based photocopiers in the United States, the United Kingdom and Canada during 2005, we believe we have the largest such photocopier network in the world.
     The operating environment that we faced in 2005 was significantly different from 2004, particularly with respect to the following:
•	we acquired eFunds in November 2004 and, as a result 2004 reflected less than two months of operations associated with the ATM contracts we acquired from eFunds and 2005 consequently resulted in an increase of sales, sales discounts, amortization expenses and labor expenses;
•	we incurred substantial expenses and costs in connection with the efforts to acquire the United Kingdom ATM network of Travelex in 2005;
•	we incurred increased cash losses resulting from ATM thefts in the United Kingdom during 2005;
•	we incurred significant costs, principally third party professional costs, associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, with which we had to fully comply for the first time in 2005; and
•	we incurred substantial costs associated with the required triple DES and EMV upgrades of United Kingdom ATMs in 2005; and
•	we significantly increased our provision for bad debts.
As a result we incurred a net loss of $8.9 million in 2005 compared to net income of $7.9 million in 2004.
     Subsequent to the end of fiscal year 2005, based upon our financial performance during the second half of 2005, we determined that we were in default under certain financial covenants contained in the credit facility administered by Bank of America. We have entered into a forbearance agreement with the lenders with respect to that facility. For a discussion of these defaults, the forbearance agreement and their effects on us, see “Liquidity and Capital Resources — Bank of America Credit Facility.”
     ATM operations. We entered the ATM business in 1999, believing it to be a natural extension of our background in providing photocopiers to consumers in retail environments. In the years since we entered the business we have expanded our ATM networks to include 19,930 average transacting ATMs in 2005. We have been able to grow our ATM business by acquiring ATMs or ATM networks, establishing new merchant relationships, expanding existing merchant relationships and displacing existing third-party operators as their contracts expire. As a result of the increasing size of our ATM networks, improved transaction pricing, our institution of a redeployment program for underperforming machines and favorable exchange rate movements, our ATM net sales increased from $34.5 million in 2003 to $50.5 million in 2004 and $90.5 million in 2005.
     ATM acquisitions. From the second half of 2003 through the end of 2005, we actively pursued acquisitions of ATM networks. We acquired a 20-ATM U.S. network in February 2004 from a company that continues to serve as a distributor for us. In June 2004, we entered the Canadian ATM market through our acquisition of Mighty Cash, which had 72 ATMs. We added 447 ATMs to our UK networks through our acquisition of Inkas Financial in March 2004, and added 350 ATMs to our UK networks by purchasing a portfolio of contracts in July 2004. In November 2004, we acquired the ATM business of eFunds, including ownership and/or management of approximately 14,000 ATMs in the United States and 1,700 ATMs in Canada. During the third quarter of 2005 we entered into agreements to acquire the ATM business of Travelex UK Limited in the United Kingdom. We have subsequently determined that it is unlikely that we will complete this acquisition and one other ATM business that we had been evaluating, and previously capitalized external costs totaling $5.2 million relating to these acquisitions were charged to expense in the fourth quarter of 2005. As a result of our default under our Bank of America credit facility, we do not expect to have any significant acquisitions in 2006.
     Photocopier operations. We entered the photocopier business in 1981. As a result of increased competition from specialty full-service business centers, copy and print shops, photocopiers located at other convenient merchant locations and home photocopiers and printers, the average number of photocopies made per installed machine has declined from 31,380 in 2003 to 24,144 in 2004 and 20,392 in 2005. In 2004 and 2005, we continued our strategy, first instituted in 2002, of seeking to offset a long-term trend of declining photocopier volumes through increases in photocopier pricing and cost savings. In addition, we started a program in 2002 to remove low-volume photocopiers from service or redeploy them to higher traffic locations. As a result, we reduced the number of photocopiers we had in service from an average of 25,239 during 2004 to an average of 23,797 during 2005. Our photocopier net sales in 2005 were $34.2 million, a decrease of $8.0 million from $42.2 million of photocopier net sales for 2004.

Consolidated Results of Operations
     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales for each item on our consolidated statements of operations.

	Percentage of sales
	Year ended
	December 31,
	2003	2004	2005
Sales	100.0%	100.0%	100.0%
Less discounts	17.5	26.5	46.7

Net sales	82.5	73.5	53.3
Cost of sales	46.0	39.8	30.4

Gross profit	36.5	33.7	22.9
Selling, general and administrative expense	25.1	22.7	22.2
Abandoned acquisition costs	—	—	2.2
Asset retirements	0.7	0.1	0.7

Operating income (loss)	10.7	10.9	(2.2)
Interest expense	1.1	1.4	4.3
Other expense (income), net	(0.1)	(0.2)	(0.6)

Income (loss) from continuing operations before income taxes	9.7	9.7	(5.9)
Provision (benefit) for income taxes	3.1	3.1	(2.1)

Income (loss) from continuing operations	6.6	6.6	(3.8)
Loss from discontinued operations	(0.8)	(0.3)	0.0

Net income (loss)	5.8%	6.3%	(3.8)%

     During the fourth quarter of 2004, we decided to discontinue efforts in the software development segment of our business. In December 2004, the last employee of Strategic Software Solutions, our software development subsidiary, was terminated, and we negotiated termination of Strategic Software Solutions’ office lease and accrued a related penalty. Therefore, results in the software development segment have been reflected as discontinued operations.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
ATM Results of Operations

	For the year ended December 31,
		% of		% of
	2004	Sales	2005	Sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$71,431	95.4%	$177,222	92.1%
Service sales	2,196	2.9	11,191	5.8
Sales of ATM equipment	1,269	1.7	4,062	2.1

Total sales	74,896	100.0	192,475	100.0
Less discounts	24,438	32.6	101,992	53.0

Net sales	50,458	67.4	90,483	47.0
Cost of sales	27,437	36.7	49,847	25.9

Gross profit	$23,021	30.7%	$40,636	21.1%

Operating Data:
Average number of transacting ATMs	6,201		19,930
Withdrawal transactions	26,714,455		77,310,624
Average withdrawals per ATM per month	359		323
Average transaction-based sales per withdrawal transaction	$2.67		$2.29
Average discount per withdrawal transaction	0.91		1.32

Net transaction-based sales per withdrawal transaction	$1.76		$0.97

Photocopier Results of Operations

	For the year ended December 31,
		% of		% of
	2004	Sales	2005	Sales
	(in thousands, except operating and percentage data)
Sales	$51,131	100.0%	$41,436	100.0%
Less discounts	8,947	17.5	7,237	17.5

Net sales	42,184	82.5	34,199	82.5
Cost of sales	22,775	44.5	21,196	51.1

Gross profit	$19,409	38.0%	$13,003	31.4%

Operating Data:
Average number of photocopiers	25,239		23,797
Average photocopies per machine per month	2,012		1,699
Average sales per photocopier per month	$168.82		$145.10
Average sales per photocopy	$0.084		$0.085
Average discount per photocopy	$0.015		$0.015
Average net sales per photocopy	$0.069		$0.070
Average gross profit per photocopy	$0.032		$0.027
Sales
     In 2005, consolidated sales increased by $107.9 million, or 85.6%, to $233.9 million from $126.0 million in 2004. ATM sales increased by $117.6 million, and photocopier sales decreased by $9.7 million.
     During 2005, sales and expenses were affected by the decline in value of the United States dollar as compared to the British pound and an increase as compared to the Canadian dollar. Approximately 23% of our consolidated sales for 2005 were produced in the United Kingdom by our United Kingdom subsidiaries and 10% were produced in Canada by our Canadian subsidiary. The average exchange rate during 2005 for the British pound was $1.826 to £1.00, compared to $1.829 to £1.00 during 2004, while the average exchange rate for the Canadian dollar was U.S. $0.824 to C$1.00 in 2005 as compared to U.S. $0.768 to C$1.00 in 2004. As a result of this increase in the value of the Canadian dollar, we reported $1.6 million more in sales during 2005 than we would have reported had the exchange rate remained constant at the average for 2004. This gain was substantially offset by a corresponding increase in expenses. The decrease in the value of the British pound resulted in a decrease in reported sales of $79,000.
     ATM sales. We derive most of our ATM sales from transaction-based sales. We also effect ATM sales from the sale of ATM equipment and third-party service sales. We describe these sources of sales below.
•	Transaction-based sales — sales we derive from withdrawal fees and interchange fees.
•	Withdrawal fees — fees we collect from a customer for making an ATM withdrawal. Withdrawal fees are sometimes referred to as surcharge or convenience fees in the industry.

•	Interchange fees — fees that an EFTN charges the customer’s financial institution for routing a withdrawal transaction or an account balance inquiry. The interchange fee is shared between the EFTN and us, as the ATM operator, based on an agreement between us and the EFTN. Interchange fees apply on all transactions on ATMs that we own and ATMs owned by merchants and managed or operated by us in the United States; however, in the United Kingdom an interchange fee is only paid on transactions that do not carry a withdrawal fee and in Canada an interchange fee is only paid in connection with a withdrawal.
•	Service sales — fees we charge for providing repair and maintenance services to merchants who purchase or rent ATMs from us and to third-party ATM operators.

•	Sales of ATM equipment — proceeds from sales of ATM equipment to merchants in our merchant-owned program and to independent operators.
     ATM sales were $192.5 million for 2005 compared to $74.9 million for 2004. The $117.6 million increase in ATM sales was due to a combination of a $105.8 million increase in transaction-based sales, a $9.0 million increase in service sales, and a $2.8 million increase in sales of ATM equipment.

     The $105.8 million increase in transaction-based sales resulted from the expansion of our ATM network. The average number of transacting ATMs in our network during 2005 increased by 221% compared to 2004. The increase of 13,729 average ATMs reflects the acquisition of 889 existing ATM contracts between February and July 2004 and the acquisition of the eFunds network transacting in November 2004 in addition to sales of new contracts by our sales force. Although the average number of transacting ATMs in 2005 is substantially higher than in 2004, during 2005 we have had a decrease in transacting ATMs, primarily as a result of attrition in ATM contracts acquired from eFunds in 2004. The average number of transacting ATMs in our networks declined by 6% from the first quarter of 2005 to the fourth quarter of 2005. See Item 1A — “Risk Factors — Risks Relating to Our ATM Business — If merchant-owned ATM customers terminate their relationships with us prior to the termination of their contracts or do not renew their contracts upon their expiration, it could reduce our ATM sales.”
     The increase in 2005 compared to 2004 was partially offset by:
•	A decline in the average number of withdrawals per unit. Average withdrawals per ATM per month decreased by 10.0% to 323 for 2005 compared to 359 for 2004. The decrease in average monthly withdrawals per ATM was caused by the ATM contracts acquired from eFunds in November 2004 which historically had lower transactions per unit than our then-existing networks.

•	A 14.2% decrease in average transaction-based sales per withdrawal transaction, to $2.29 in 2005 compared to $2.67 in 2004. The decrease in average transaction-based sales per withdrawal was primarily due to the acquisition of the eFunds network in November 2004. The ATMs acquired from eFunds had substantially lower transaction-based sales per withdrawal transaction than our historical averages.
     The value of the Canadian dollar relative to the United States dollar increased for 2005 compared to 2004, resulting in a $1.3 million increase in ATM sales. This increase was substantially offset by the exchange rate-related increase in costs.
     Visa/Plus, which accounted for approximately 19% of our United States ATM transactions during the year ended December 31, 2005, has divided ATM providers into two tiers, and reduced the interchange fees it pays to second tier providers for withdrawals and balance inquiries by $.10 per transaction, effective October 1, 2005. Our ATMs do not meet all of the requirements for first tier status. As a means of mitigating the impact of the lower interchange rates paid by Visa/Plus we have had our processing agents adjust priority routing tables to, whenever applicable agreements permit, move transactions through EFTNs whose interchange rates are higher than those paid by Visa/Plus. The Cirrus and MasterCard networks implemented a $.05 per transaction ATM Convenience Fee in April 2005. This fee is netted out of interchange dollars paid to us. For the year ended December 31, 2005, approximately 12% of our United States transactions routed through the Cirrus and MasterCard networks.
     Photocopier sales. We derive sales from our photocopier operations from the per-copy fees that customers pay. Photocopier sales in 2005 were $41.4 million, down $9.7 million compared to 2004. The $9.7 million decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 20.4% for 2005 compared to 2004, to 485 million copies from 609 million copies, due to a combination of:

	•	A decline in installed photocopiers to an average of 23,797 in 2005 from an average of 25,239 in 2004, as we continued a program of eliminating lower volume sites that were unprofitable; and

	•	A decline in the average number of photocopies made per unit per month to 1,699 in 2005 from 2,012 in 2004 due to price increases and competition from alternative media and photocopying services.
     The declining volume was partially offset by:
•	Price increases — The average sales price per photocopy increased to $0.085 in 2005 from $0.084 in 2004 as a result of our working with merchants to implement price increases in certain photocopier locations in late 2005.
Sales Discounts
     Our merchants receive fees from transactions generated by the equipment on their premises. These fees, or sales discounts, represent a share of transaction fees for our ATMs and per-copy fees for our photocopiers. The amount of the discount depends on a variety of factors, including the type of arrangement under which we place the equipment with the merchant and the number of transactions at the ATM or photocopier. Sales discounts on a consolidated basis as a percentage of sales were 46.7% in 2005 and 26.5% in 2004. Sales discounts in the ATM business increased to 57.6% of transaction-based sales in 2005 from 34.2% in 2004. The increased discounts were caused by an increase in the percentage of merchants who both own the ATM and provide their own cash in their ATMs. Most of the ATMs acquired during 2004 are merchant-owned. Sales discounts in the photocopier business remained constant at 17.5% of sales.
Cost of Sales
     Cost of sales on a consolidated basis decreased to 30.4% of sales in 2005, from 39.8% in 2004. Cost of sales as a percentage of sales declined in our ATM segment and increased in our photocopier segment.

     ATM cost of sales. Cost of sales in the ATM business increased by $22.4 million to $49.8 million in 2005 from $27.4 million in 2004, as a result of the increase in ATMs in our networks to an average of 19,930 transacting ATMs in 2005 compared to an average of 6,201 in 2004.
     Primarily due to the increased numbers of ATMs in our networks and the increase in transactions processed in 2005 compared to 2004, our cost of vault cash increased $4.7 million, armored car carrier costs increased $4.5 million, third party service expense increased $2.4 million, depreciation of ATM equipment increased $2.1 million and processing and telecommunications expense increased $1.7 million. We also had a $1.3 million increase in unreimbursed theft losses in 2005.
     In the past we have had crime insurance to reimburse us for losses that exceed certain deductible levels. For the policy year beginning July 1, 2005, due to proposed increases in both the deductible level and the cost of the insurance, we began insuring only against catastrophic cash losses.
     Photocopier cost of sales. Cost of sales in our photocopier business decreased by $1.6 million, to $21.2 million in 2005 from $22.8 million in 2004, due primarily to a 20.4% decrease in photocopy volume. The reduction in photocopy volume resulted in a decline in the cost of paper and other supplies of $681,000. In addition, we received a $1.1 million settlement from a vendor relating to our photocopier equipment which we have recorded as a reduction to cost of sales in our photocopier segment.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $23.4 million to $51.9 million in 2005 from $28.5 million in 2004. However, selling, general and administrative expense as a percent of sales decreased to 22.2% in 2005 from 22.7% in 2004. Specific increases included:
•	A $6.4 million increase in amortization expense due to amortization of intangible assets relating primarily to ATM contracts acquired in 2004.

•	A $5.1 million increase in labor-related expense. This increase was caused by an increase in administrative employees necessary to accommodate our expanding business, including integration of businesses acquired in 2004.

•	A $3.7 million increase in outsourced services, primarily services relating to the ATM networks acquired from eFunds Corporation in 2004.

•	A $2.9 million increase in legal, accounting and consulting services due primarily to first-year compliance with Section 404 of the Sarbanes-Oxley Act.

•	A $1.8 million increase in bad debts expense, primarily in our ATM segment.
Abandoned Acquisition Costs
     We determined that it was unlikely that we will complete the acquisition of the ATM business of Travelex UK Limited and one other ATM business that we had been evaluating. As a result, we charged to expense in the fourth quarter of 2005 a total of $5.2 million of previously capitalized external costs relating to these potential acquisitions.
Asset Write-offs
     Asset write-offs increased by $1.5 million in 2005 as a result of increased theft and damage to our ATM machines in 2005 and an evaluation of equipment in storage and determination that certain equipment was no longer available for use.
Interest Expense
     Interest expense increased by $8.4 million to $10.2 million in 2005 from $1.8 million in 2004. The increase was primarily due to borrowings on our credit facility established in the fourth quarter of 2004 to finance the acquisition of the eFunds ATM business.
Other Income, Net
     Other income in 2005 includes a $1.3 million gain on sale of marketable equity securities and a $700,000 reimbursement from our directors and officers liability insurer.
Tax Rate
     Our effective tax rate for 2005 was 35.6% resulting in a tax benefit of $4.9 million. For 2004 our effective tax rate was 32.0%, and the tax provision was $3.9 million.
Loss from Discontinued Operations
     Our software development segment, which is shown as discontinued operations in our consolidated statement of operations, had a loss of $419,000 in 2004. Software development sales have been insignificant since the substantial completion of a development contract with NCR Corporation in the second quarter of 2003. The last employee of our software development segment was terminated in the fourth quarter of 2004.
Net Income (Loss)
     Net loss for 2005 was $8.9 million, a decrease of $16.8 million over the $7.9 million in net income for 2004. After giving effect to Series A preferred stock dividends and a portion of undistributed income allocated to the preferred shareholders, net loss from continuing operations available to common shareholders was $9.0 million in 2005 compared to net income of $6.0 million in 2004. Increased ATM transactions primarily contributed to the $11.2 million increase in our gross profit to $53.6 million in 2005. Increases in selling, general and administrative expense of $23.4 million, abandoned acquisition costs and increased asset write-offs offset the increased gross profit and resulted in an operating loss of $5.1 million compared to operating income of $13.8 million in 2004. An increase in interest expense resulted in a loss from continuing operations before income taxes of $13.8 million in 2005 compared to income of $12.3 million in 2004. After the benefit for income taxes, our 2005 net loss was $8.9 million compared to net income of $7.9 million in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
ATM Results of Operations

	For the year ended December 31,
		% of		% of
	2003	Sales	2004	Sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$39,044	93.9%	$71,431	95.4%
Service sales	195	0.5	2,196	2.9
Sales of ATM equipment	2,333	5.6	1,269	1.7

Total sales	41,572	100.0	74,896	100.0
Less discounts	7,110	17.1	24,438	32.6

Net sales	34,462	82.9	50,458	67.4
Cost of sales	18,384	44.2	27,437	36.7

Gross profit	$16,078	38.7%	$23,021	30.7%

Operating Data:
Average number of transacting ATMs	3,247		6,201
Withdrawal transactions	15,318,078		26,714,455
Average withdrawals per ATM per month	393		359
Average transaction-based sales per withdrawal transaction	$2.55		$2.67
Average discount per withdrawal transaction	0.46		0.91

Net transaction-based sales per withdrawal transaction	$2.09		$1.76

Photocopier Results of Operations

	For the year ended December 31,
		% of		% of
	2003	Sales	2004	Sales
	(in thousands, except operating and percentage data)
Sales	$53,250	100.0%	$51,131	100.0%
Less discounts	9,515	17.9	8,947	17.5

Net sales	43,735	82.1	42,184	82.5
Cost of sales	25,243	47.4	22,775	44.5

Gross profit	$18,492	34.7%	$19,409	38.0%

Operating Data:
Average number of photocopiers	27,385		25,239
Average photocopies per machine per month	2,615		2,012
Average sales per photocopier per month	$162.04		$168.82
Average sales per photocopy	$0.062		$0.084
Average discount per photocopy	$0.011		$0.015
Average net sales per photocopy	$0.051		$0.069
Average gross profit per photocopy	$0.022		$0.032
Sales
     In 2004, consolidated sales increased by $31.2 million, or 32.9%, to $126.0 million from $94.8 million in 2003. ATM sales increased by $33.3 million, and photocopier sales decreased by $2.1 million.
     During 2004, sales and expenses were affected by the decline in value of the United States dollar as compared to the British pound and, to a lesser extent, the Canadian dollar. Approximately 38% of our consolidated sales for 2004 were produced in the United Kingdom by our United Kingdom subsidiaries and 6% were produced in Canada by our Canadian subsidiaries. The average exchange rate during 2004 for the British pound was $1.829 to £1.00, compared to $1.628 to £1.00 during 2003, while the average exchange rate for the Canadian dollar was $0.768 to C$1.00 in 2004 as compared to $0.710 to C$1.00 in 2003. As a result of this increase in the value of the British pound and Canadian dollar, we reported $5.8 million more in sales during 2004 than we would have reported had the exchange rate remained constant at the average for 2003. This gain was substantially offset by a corresponding increase in expenses.
     ATM sales. ATM sales were $74.9 million for 2004 compared to $41.6 million for 2003. The $33.3 million increase in ATM sales was due to a combination of a $32.4 million increase in transaction-based sales and a

$2.0 million increase in service sales, which were partially offset by a $1.1 million decrease in sales of ATM equipment.
     The $32.4 million increase in transaction-based sales resulted from:
•	Expansion of our ATM network — The average number of transacting ATMs in our network during 2004 increased by 91% compared to 2003. The increase of 2,954 average ATMs reflects the acquisition of 889 existing ATM contracts between February and July 2004 and the acquisition of the eFunds network of approximately 15,700 ATMs in November 2004 in addition to sales of new contracts by our sales force.

•	Price increases — As a result of price increases and the increase in the value of the British pound, the average transaction-based sales generated per withdrawal transaction increased 4.7% to $2.67 for 2004 compared to $2.55 for the same period in 2003.
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
     The value of the British pound relative to the United States dollar increased for 2004 compared to 2003, resulting in a $4.6 million increase in ATM sales. This increase was substantially offset by the exchange rate-related increase in costs.
     Photocopier sales. Photocopier sales in 2004 were $51.1 million, down $2.1 million compared to 2003. The $2.1 million decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 29.1% for 2004 compared to 2003, to 609 million copies from 859 million copies, due to a combination of:
•	A decline in installed photocopiers to an average of 25,239 in 2004 from an average of 27,385 in 2003, as we continued a program of eliminating lower volume sites that were unprofitable; and
•	A decline in the average number of photocopies made per unit per month to 2,012 in 2004 from 2,615 in 2003 due primarily to price increases, as well as competition from alternative media and photocopying services.
     The declining volume was partially offset by:
•	Price increases — The average sales price per photocopy increased to $0.084 in 2004 from $0.062 in 2003 as a result of our working with merchants to implement price increases in most of our photocopier locations. The average sales per installed unit per month increased by 4.2% to $168.82 in 2004 compared to $162.04 in 2003.
•	Exchange rate benefit — The value of the British pound and Canadian dollar relative to the United States dollar increased for 2004 compared to 2003, resulting in a $1.2 million increase in photocopier sales. This increase was substantially offset by the exchange rate-related increase in costs.
Sales Discounts
     Sales discounts on a consolidated basis as a percentage of sales were 26.5% in 2004 and 17.5% in 2003. Sales discounts in the ATM business increased to 34.2% of transaction-based sales in 2004 from 18.2% in 2003. The increased discounts were caused by an increase in the percentage of merchants who both own the ATM and provide their own cash in their ATMs. Most of the ATMs acquired during 2004 are merchant-owned. Sales discounts in the photocopier business declined slightly, to 17.5% of sales in 2004 compared to 17.9% of sales in 2003.

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
     Cost of sales from ATM operations (excluding sales of ATM equipment and the related cost of sales) declined to 37.3% of sales from 44.0% in 2003. This decrease resulted from increases in the percentage of merchant-owned ATMs.
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
Asset Write-offs
     During 2003 we determined that it was unlikely that photocopiers with a net book value of $626,000 held in storage would be returned to service. Accordingly, we charged the net book value of this equipment to expense.
Interest Expense
     Interest expense increased by $697,000 million to $1.7 million in 2004 from $1.0 million in 2003. The increase was primarily due to borrowings on our new credit facility established in the fourth quarter of 2004 to finance the acquisition of the eFunds ATM business.
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
Liquidity and Capital Resources
General
     During 2005, we received $38.2 million in net proceeds from a sale of our common stock. We also generated $13.5 million in cash flows from operating activities in 2005 as compared to $23.6 million in 2004. During 2005 we sold shares of a publicly-traded United Kingdom ATM company that we had purchased primarily in 2004. We received proceeds of $9.6 million from the sale. We used these cash flows for the following purposes:
•	to make payments totaling $37.8 million on our long-term debt, of which $28.4 million was derived from proceeds from our 2005 offering of common stock;

•	to make $15.1 million in purchases and upgrades of equipment, primarily ATM equipment;

•	to make payments of $2.1 million on capital lease obligations.
     We had cash and cash equivalents of $9.7 million as of December 31, 2005, compared to $5.6 million as of December 31, 2004. Accounts payable and accrued expenses decreased from $29.3 million as of December 31, 2004 to $28.0 million as of December 31, 2005. Inventories decreased $5.4 million, primarily reflecting the completion of the EMV upgrade project in the Untied Kingdom during 2005.
     As discussed further under the caption “Bank of America Credit Facility” below, as a result of our defaults under that facility and the subsequent Forbearance Agreement and Amendment that currently terminates on June 15, 2006, we have classified all of the $91.6 million debt outstanding under that credit facility as a current liability. Pursuant to cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, the lender thereunder has asserted that the defaults under our credit facility with Bank of America have resulted in a default under the Loan and Servicing Agreement. We have entered into a forbearance agreement with the lender that terminates on June 15, 2006. As a result of the claimed default and the forbearance agreement, we have also classified the $73.3 million debt outstanding under that agreement as a current liability. As a result, our net working capital deficit has increased to $89.2 million at December 31, 2005, from $9.2 million at December 31, 2004. We expect to be able to refinance the outstanding balances under our credit facility and have begun initial efforts to do so. However, we cannot assure you that we will be able to accomplish the refinancing by June 15, 2006. Assuming that we are able to refinance the outstanding balances under our Bank of America credit facility and no further defaults occur under such credit facility, we expect that the funds availability under our credit facility combined with positive cash flows from our operating activities will provide adequate liquidity for our continuing operations. If we refinance the outstanding balances under our credit facility or if the payment of the outstanding balance is demanded by the lenders, the remaining unamortized deferred financing cost of $2.5 million as of December 31, 2005 associated with this credit facility may be written off in the period of refinancing or demand.
     As we discussed in Item 1, “Business – Governmental and Industry Regulations,” we believe that the total cost of upgrading the ATMs we own in the United States to comply with new industry standards known as triple DES will be approximately $3.2 million. These costs are being capitalized and depreciated over the remaining life of the related assets. As of December 31, 2005 approximately 80% of the ATMs we own in the United States were not compliant with triple DES. Similar upgrades to meet EMV and triple DES standards in the United Kingdom were complete at December 31, 2005, at a cost of approximately $6.7 million.

Bank of America Credit Facility
     General. In connection with the acquisition of eFunds’ ATM business on November 19, 2004, we, together with our United Kingdom subsidiary, TRM (ATM) Limited, which we refer to as TRM LTD, entered into a $150 million syndicated loan facility underwritten and arranged by Bank of America, N.A, which replaced our previous $8.0 million line of credit. The credit facility included:
•	a revolving (domestic) commitment of up to $15 million,

•	an alternative (foreign) currency commitment of up to $15 million, and

•	a term loan commitment of up to $120 million.
     At the time we request additional amounts, we have the right to direct whether such additional amounts are advanced under the revolving commitment as revolving loans, letter of credit obligations or swing-line loans or under the alternative currency commitment as foreign loans (in a currency other than United States dollars). In 2004 we borrowed the $120 million available under the term loan commitment in order to finance, in part, our acquisition of eFunds’ ATM business. In November 2005, under the terms of the term loan agreement, we made a $28.4 million payment to reduce the principal balance of our term loan using part of the sales proceeds from our Share Purchase Agreement that closed in October 2005.
     On March 15, 2006, because of defaults in covenants requiring certain funded debt to earnings and debt coverage ratios, we entered into a Forbearance Agreement and Amendment with the lenders. Pursuant to this agreement and subject to certain conditions, the lenders have agreed until June 15, 2006, to forbear from exercising any and all rights or remedies available to them as a result of the forgoing events of default. Under the terms of the amended agreement, the maximum amounts available under our domestic and foreign lines of credit until June 15, 2006 are $15 million and $5 million, respectively. The amendment to our agreement also increased the interest rates on borrowings under our credit facility which we describe in “Maturity date and interest rate” below.
     We believe that it is unlikely that we will meet the financial covenants at the end of the second quarter of 2006, in which case the lenders will have the right to require payment in full of our outstanding debt. Therefore, the entire balance of the term loan and borrowings under the lines of credit is classified as a current liability on our consolidated balance sheet.
     Maturity date and interest rate. Subject to earlier call as a result of our defaults and the Forbearance Agreement and Amendment described above, the maturity date of any loans extended under the revolving commitment and the alternative currency commitment is November 19, 2009, while the maturity date of the loan extended under the term loan commitment is November 19, 2010.
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
     The applicable rate for revolving loans and alternative currency loans under the credit agreement, as amended by the Forbearance Agreement and Amendment, is as follows:
•	Where our consolidated leverage ratio, that is, the ratio of our debt to our earnings before interest, taxes, depreciation and amortization, or EBITDA, is less than 2.25, the applicable rate is 3.25% for LIBOR loans and letters of credit and 1.75% for base rate loans;

•	Where our consolidated leverage ratio is greater than or equal to 2.25 but less than 2.75, the applicable rate is 3.5% for LIBOR loans and letters of credit and 2.0% for base rate loans;

•	Where our consolidated leverage ratio is greater than or equal to 2.75 but less than 3.25, the applicable rate is 3.75% for LIBOR loans and letters of credit and 2.25% for base rate loans; and

•	Where our consolidated leverage ratio is greater than or equal to 3.25, the applicable rate is 4.0% for LIBOR loans and letters of credit and 2.5% for base rate loans.
          The applicable rate for the term loan under the amended agreement is as follows:
•	Where our consolidated leverage ratio is less than 2.5, the applicable rate is 4.5% for LIBOR loans and 3.0% for base rate loans; and

•	Where our consolidated leverage ratio is greater than or equal to 2.5, the applicable rate is 5.0% for LIBOR loans and 3.5% for base rate loans.
          An alternative currency loan must accrue interest as a LIBOR loan.
          As of December 31, 2005, we owed $91.6 million on the facility, consisting of $82.2 million on the term loan and $9.4 million on the lines of credit. In addition, Bank of America had issued a letter of credit in the amount of $3.8 million to guarantee our performance under an agreement relating to TRM Inventory Funding Trust and letters of credit totaling £1.5 million ($2.6 million) in connection with our effort to acquire the ATM business of Travelex, leaving a balance available under our lines of credit of $4.2 million as of December 31, 2005. As of December 31, 2005, the weighted average interest rate on the term loan was 8.39%; interest rates on the domestic and foreign lines of credit were 8.50% and 7.41%, respectively. In the first quarter of 2005 we purchased an interest rate cap, under which we will maintain at least $50 million of the term loan at a 90-day LIBOR rate not to exceed 5% plus applicable rate plus mandatory costs.
          Collateral. The credit facility is collateralized by the pledge of the outstanding equity interests in our United States subsidiaries and by the pledge of 65% of the outstanding equity interests of each Canadian and United Kingdom subsidiary. In addition, the credit facility is collateralized by a mortgage on all property held by us, whether owned or leased, subject to certain limited exceptions.
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
In addition, we are required to pay $1.9 million in principal on the term loan quarterly. Any prepayments of principal that we make as a result of the actions listed above will be credited ratably against future repayment obligations.
          The credit agreement requires us to maintain a consolidated net worth of at least $105 million, increased on a cumulative basis as of the end of each fiscal quarter by an amount equal to 75% of consolidated net income for the fiscal quarter then ended. The credit agreement also requires us to maintain a leverage ratio, that is a ratio of consolidated debt to consolidated EBITDA, as follows (for fiscal 2005 and thereafter):
•	from January 1, 2005 through September 30, 2005: 3.50;

•	from October 1, 2005 through September 30, 2006: 3.00; and

•	from October 2006 through the maturity date: 2.50.
          In addition, the credit agreement requires us to maintain a fixed charge coverage ratio, that is a ratio of earning before interest, taxes, depreciation, amortization and non-cash expenses to fixed charges, including taxes paid, interest paid, scheduled debt payments, cash dividends and distributions (except those permitted under the credit agreement) as follows:

•	for 2005: 1.00

•	for the first three quarters of 2006: 1.10;

•	for the fourth quarter of 2006 and the first three quarters of 2007: 1.15, and

•	thereafter: 1.20
     The credit agreement contains covenants customary for loans of this size, including restrictions on incurring additional debt and fundamental changes. It also contains a covenant from us that we will not permit consolidated capital expenditures to exceed $17.0 million in 2005, and $15.0 million per year for any fiscal year thereafter, and permits us to pay dividends only on our preferred equity without lender consent. The events which constitute an event of default under the credit agreement are also customary for loans of this size, including payment defaults, breaches of our representations and covenants, adverse judgments against us in excess of a specified amount and a change in control.
United States Vault Cash Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. We currently have access to $150 million of vault cash under the facility of which $75.0 million was being used at December 31, 2005.
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
     As set forth in “Liquidity and Capital Resources — General,” DZ Bank has asserted, based upon a cross-default provision in the Loan and Servicing Agreement, that the defaults under our Bank of America credit facility constitute a default under the Loan and Servicing Agreement. We have entered into a forbearance agreement under which DZ Bank has agreed to forbear from asserting that default until June 15, 2006. See Item 1A — “Risk Factors — Risk Relating to Our Default Under Our Credit Agreement.”
     Operation of the facility. We obtain our vault cash under the facility pursuant to a Loan and Servicing Agreement. In accordance with that agreement, Autobahn raises funds by issuing asset-backed commercial paper. Autobahn then loans those funds to the Trust at an interest rate equal to the interest rate borne by the commercial paper plus 1.75%. The loaned funds are then deposited into an account from which, at the direction of TRM ATM acting as the servicer of the facility, they are disbursed to an armored car carrier for transportation to our United States ATMs. The loaned funds are then available for withdrawal from the ATMs by the public. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay Autobahn.
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
     The Trust engages TRM ATM, as servicer, and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement. Under the terms of the November 2004 amendment to the facility, TRM ATM is permitted to subservice certain servicing functions to eFunds pursuant to a master services agreement. For a more complete description of the master services agreement and the acquisition of the eFunds ATM business, see “Business — Acquisition of the eFunds ATM Business.”
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
     Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.75% plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of December 31, 2005. Autobahn’s annual return is equal to 1.75% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility.
     Risk of loss and insurance. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the minority equity investor and with Autobahn as the majority equity investor. TRM ATM serves only as an administrator or servicer of the Trust.
     We maintain letters of credit totaling $3.8 million, or 5.2% of loans outstanding on December 31, 2005, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.
International Vault Cash Facilities
     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and is not included on our balance sheet. Outstanding vault cash advances bear interest at 4.6% per year. During 2005, monthly amounts accessed ranged from £22.3 million ($38.5 million based on exchange rates as of December 31, 2005) to £40.5 million ($70.1 million based on exchange rates as of December 31, 2005) under this arrangement, and we paid a total of $3.4 million for use of the cash. Our defaults under our Bank of America credit facility may constitute an event of default under our United Kingdom vault cash facility upon termination of the forbearance period. If we are unable to refinance our debt or extend the forbearance period prior to June 15, 2006, and the lenders declare us in default with respect to our Bank of America credit facility, we may be declared to be in default with respect to this agreement as well.
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As in our United Kingdom vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. During 2005, we accessed amounts ranging from Canadian $9.0 million (U.S. $7.7 million based on exchange rates as of December 31, 2005) to Canadian $19.6 million (U.S. $16.8 million based on exchange rates as of December 31, 2005) and paid a total of $891,000 for use of the cash.
Capital Lease Facility
     In the quarter ended September 30, 2002, we negotiated an agreement with Barclay’s Mercantile Business Finance Limited in the United Kingdom that established a lease financing facility with a limit of $11.3 million to finance the acquisition of photocopiers for our United Kingdom operations. Borrowings under this facility constitute capital lease obligations with terms ranging from three years to five years. As of December 31, 2005, we had $943,000 of outstanding lease financing under this facility.

Off-balance Sheet Arrangements
     We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Commitments and Obligations
     The following table summarizes our contractual commitments and obligations as of December 31, 2005 (in thousands):

	Payments due by period
Contractual obligations	Total	2006	2007—2008	2009—2010	After 2010
TRM Corporation and subsidiaries

Long-term bank debt	$121,408	$15,065	$27,994	$78,349	$—
Capital lease obligations	1,618	908	710	—	—
Operating leases	7,405	2,329	2,696	1,208	1,172
Purchase obligations	19,375	5,000	10,000	4,375	—

Total TRM Corporation and subsidiaries	149,806	23,302	41,400	83,932	1,172

TRM Inventory Funding Trust note payable	79,218	4,462	74,756	—	—

Total contractual cash obligations	$229,024	$27,764	$116,156	$83,932	$1,172

     The long-term bank debt and TRM Inventory Funding Trust note payable are shown above in accordance with their contractual terms. However, because we believe it is likely that our creditors may be able to demand payment of those debts during 2006, we have classified them as current liabilities in our consolidated balance sheet.
     The above payments include interest were applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of December 31, 2005. Purchase obligations consist of a master services agreement with eFunds, which involves payment totaling at least $5 million annually over an initial term of five years.
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
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, sales, costs and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to depreciation, intangible assets, accounts receivable, inventories, and income taxes. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the following policies as critical to our business operations and to understanding the results of those operations.
     Our use of the units-of-production method of depreciation for our analog Konica photocopiers requires us to estimate their useful life. We have estimated that the useful life of these assets is an average of 500,000 photocopies per machine. As of December 31, 2005, we carried our analog Konica photocopiers on our books at a cost of $50.1 million less accumulated depreciation of $20.0 million. If future losses on disposal or significant decreases in the annual photocopy volume of this class of photocopiers become evidence of a shorter useful life than our original estimate, we will change the depreciable life, resulting in additional depreciation charges on a prospective basis. If the estimated total production volume of these photocopiers were increased by 10%, or 50,000 photocopies, our consolidated depreciation expense for 2005 would have decreased by approximately $243,000; if the estimated total production volume were decreased by the same amount, our consolidated depreciation expense would have increased by approximately $297,000.
     We amortize intangible assets with a gross carrying amount of $53.1 million as of December 31, 2005, over estimated useful lives of five to ten years. Acquired contracts, with a gross carrying amount of $44.7 million are being amortized over ten years, primarily on an accelerated basis intended to reflect the cash flow patterns and duration used in estimating the value of those contracts. A reduction in the estimated useful lives of our intangible assets would result in additional amortization expense on a prospective basis. Additionally, we review all indefinite-lived intangible assets, including goodwill of $118.9 million, for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. In any period that we determine the carrying amount of our intangible assets exceeds its fair value, an impairment loss equal to the difference between the carrying amount and fair value will be charged to expense.
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
New Accounting Standards
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using APB No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective for our first quarter beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We will adopt SFAS 123R on January 1, 2006 on a prospective basis using the modified prospective transition method. We do not expect the amortization of expense relating to previously granted awards to have a material adverse impact on our results of operations.
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” which changes the accounting for the reporting of voluntary changes in accounting principles. SFAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. SFAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.
Interest Rate Risk
     We invest our cash in money market funds. The income earned from these money market funds is subject to changes in interest rates. Interest income was $357,000 for 2004 and $616,000 for 2005. A 10% change in interest rates earned would not have had a material effect on our net income.
     The interest rates under our credit facility are discussed in “Liquidity and Capital Resources – Bank of America Credit Facility,” above. As of December 31, 2005, we had $6.8 million outstanding under our revolving line of credit, $2.6 million outstanding under our alternative currency facility, and $82.2 million outstanding under our term loan. As of December 31, 2005, the weighted average interest rate on our borrowings was 8.4%. As of March 15, 2006, prior to the implementation of the Forbearance Agreement and Amendment, the weighted average interest rate on our borrowings was 8.5%, and increased to 9.5% upon implementation of the Forbearance Agreement and Amendment. If the interest rate on our borrowings increased or decreased by 1%, our annual interest expense would increase or decrease by $916,000.
     The Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $74.1 million as of December 31, 2004 and $73.3 million as of December 31, 2005 under this arrangement. The weighted average interest rate on these borrowings as of December 31, 2005 was 4.3%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $1.4 million and $5.3 million for 2004 and 2005, respectively. If the interest rate for the Trust’s borrowings as of December 31, 2005 increased by 1%, to a weighted average of 5.3%, our cost of sales would increase by $733,000 per year.
     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and is not included on our consolidated balance sheet. During 2004 amounts we accessed each month ranged from £26.4 million ($50.5 million based upon exchange rates as of December 31, 2004) to £32.9 million ($62.8 million based upon exchange rates as of December 31, 2004). During 2005 the amounts we accessed each month ranged from £22.3 million ($38.5 million based upon exchange rates as of December 31, 2005) to £40.5 million ($70.1 million based upon exchange rates as of December 31, 2005). Fees that we pay for use of the cash are related to the bank’s interest rates. Based on the £26.8 million balance being used as of December 31, 2005, if the cost of the cash increased by 1%, our cost of sales would increase by £268,000 ($464,000 based upon exchange rates as of December 31, 2005) per year.
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As with our United Kingdom vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. During 2005, we accessed amounts ranging from Canadian $9.0 million (U.S. $7.7 million based on exchange rates as of December 31, 2005) to Canadian $19.6 million (U.S. $16.8 million based on exchange rates as of December 31, 2005). Fees that we pay are related to the bank’s interest rates. Based on the Canadian $19.6 million balance being used at December 31, 2005, if the cost of cash increased by 1% our cost of sales would increase by Canadian $196,000 (U.S. $168,000 based on exchange rates as of December 31, 2005) per year.
Foreign Currency Risk
     We have international subsidiaries subject to foreign currency exchange rate exposure. We realize sales from, and pay the expenses of our international operations in British pounds and Canadian dollars. Accordingly, we are exposed to the risk of foreign exchange rate fluctuations.
     Foreign exchange rate transaction gains, net of losses, were $341,000 and $468,000 for 2004 and 2005, respectively. If foreign currency rates were to fluctuate from rates as of December 31, 2005, our financial position might be materially affected. Assuming a 10% appreciation in foreign currency values versus the United States dollar from the quoted foreign currency exchange rates as of December 31, 2005, the potential increase in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $6.3 million. Assuming a 10% appreciation in foreign currency values versus the United States dollar from the average for 2005, the impact on sales would have been an aggregate increase of approximately $7.6 million, or 3.3%. The impact on net loss for 2005 would have been an aggregate decrease of approximately $39,000, or .4%. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates as of December 31, 2005, the potential decrease in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $6.3 million. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the average quoted foreign currency exchanges rates for 2005, the impact on sales would have been an aggregate decrease of $7.6 million, or 3.3%. The impact on net loss for 2005 would have been an aggregate increase of approximately $39,000, or .4%.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data required by this item are included in this Report on Form 10-K commencing on page 37.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
TRM Corporation:
We have completed an integrated audit of TRM Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TRM Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss for 2005 resulting in its failure to meet certain financial covenants of its financing agreement with Bank of America, N.A. and other lenders. The Company does not expect to meet the required financial covenants during 2006, which may render the debt callable by the bank. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls over the a) valuation of its accounts receivable including the related allowance for doubtful accounts, b) completeness and accuracy of certain of its equipment, including the related depreciation expense, and c) completeness and accuracy of its accrued liabilities and related expense accounts, including cost of goods sold, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
Ineffective controls over accounts receivable. The Company did not maintain effective controls over the valuation of its accounts receivable. Specifically, the Company failed to properly review its aged customers’ accounts receivable in order to value such receivables in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the accounts receivable, allowance for doubtful accounts and the related general and administrative expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
Ineffective controls over equipment. The Company did not maintain effective controls over the completeness and accuracy of certain of its equipment, including the related depreciation expense. Specifically, a United Kingdom subsidiary failed to ensure the completeness and accuracy of costs used to capitalize security and processing compliance enhancements made to its ATM equipment. This control deficiency resulted in an audit adjustment to the Company’s 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the equipment, accumulated depreciation, and the related depreciation expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
Ineffective controls over accrued liabilities. The Company did not maintain effective controls over the completeness and accuracy of certain of its accrued liabilities and related expense accounts, including cost of goods sold. Specifically, a United Kingdom subsidiary failed to ensure the completeness and accuracy of its customer discounts and accruals for processing costs and services. This control deficiency resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the accrued liabilities and related expense accounts, including cost of sales that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that TRM Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, TRM Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
March 30, 2006

TRM Corporation
Consolidated Balance Sheets
(In thousands)

	December 31,	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$5,576	$9,708
Accounts receivable, net	14,433	13,231
Income tax receivable	115	211
Inventories (note 2)	7,319	1,930
Prepaid expenses and other	5,011	3,610
Deferred tax asset (note 10)	58	1,036
Restricted cash — TRM Inventory Funding Trust (note 4)	—	74,962

Total current assets	32,512	104,688
Equipment, less accumulated depreciation and amortization (notes 3 and 9)	72,265	71,709
Restricted cash — TRM Inventory Funding Trust (note 4)	75,547	—
Deferred tax asset (note 10)	—	1,631
Goodwill	118,444	118,875
Other intangible assets, less accumulated amortization (note 6)	51,241	43,044
Other assets	9,473	1,835

Total assets	$359,482	$341,782

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,416	$13,218
Accrued expenses (note 7)	8,891	14,788
Accrued expenses of TRM Inventory Funding Trust	154	152
Current portion of long-term debt (note 8)	10,059	91,605
TRM Inventory Funding Trust note payable (note 4)	—	73,269
Current portion of obligations under capital leases (note 9)	2,195	828

Total current liabilities	41,715	193,860
TRM Inventory Funding Trust note payable (note 4)	74,105	—
Long-term debt (note 8)	120,177	—
Obligations under capital leases (note 9)	1,644	686
Deferred tax liability (note 10)	8,168	5,430
Other long-term liabilities	241	380
Preferred dividends payable (note 11)	220	—

Total liabilities	246,270	200,356

Minority interest	1,500	1,500

Commitments and contingencies (notes 13 and 16)	—	—

Shareholders’ equity (notes 11 and 12):
Preferred stock, no par value — 5,000 shares authorized; no shares issued and outstanding (1,044 at December 31, 2004)	11,620	—
Common stock, no par value — 50,000 shares authorized; 16,871 shares issued and outstanding (13,139 at December 31, 2004)	81,075	131,545
Additional paid-in capital	63	63
Accumulated other comprehensive income:
Accumulated foreign currency translation adjustments	4,474	2,958
Other	28	(74)
Retained earnings	14,452	5,434

Total shareholders’ equity	111,712	139,926

Total liabilities and shareholders’ equity	$359,482	$341,782

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
Years ended December 31, 2003, 2004 and 2005
(In thousands, except per share data)

	2003	2004	2005

Sales	$94,822	$126,027	$233,911
Less discounts	16,625	33,385	109,229

Net sales	78,197	92,642	124,682
Cost of sales	43,627	50,212	71,043

Gross profit	34,570	42,430	53,639
Selling, general and administrative expense	23,828	28,529	51,912
Abandoned acquisition costs	—	—	5,211
Asset write-offs	626	68	1,576

Operating income (loss)	10,116	13,833	(5,060)
Interest expense	1,030	1,823	10,218
Other expense (income), net	(133)	(267)	(1,505)

Income (loss) from continuing operations before income taxes	9,219	12,277	(13,773)
Provision (benefit) for income taxes (note 10)	3,034	3,930	(4,902)

Income (loss) from continuing operations	6,185	8,347	(8,871)
Loss from discontinued operations, net of income tax benefit of $312 for 2003 and $156 for 2004	(729)	(419)	—

Net income (loss)	$5,456	$7,928	$(8,871)

Basic and diluted per share information:

Income (loss) from continuing operations	$6,185	$8,347	$(8,871)
Preferred stock dividends	(1,500)	(1,329)	(147)
Income allocated to Series A preferred shareholders	(629)	(920)	—
Excess of cash paid over carrying value of preferred stock redeemed	—	(48)	—

Net income (loss) from continuing operations available to common shareholders	$4,056	$6,050	$(9,018)

Weighted average common shares outstanding	7,060	9,221	14,542
Dilutive effect of stock options	301	823	—
Dilutive effect of warrants	—	23	—

Weighted average common shares outstanding, assuming dilution	7,361	10,067	14,542

Basic income (loss) per share:
From continuing operations	$.57	$.66	$(.62)
Discontinued operations	(.10)	(.05)	—

Net income (loss)	$.47	$.61	$(.62)

Diluted income (loss) per share:
From continuing operations	$.55	$.60	$(.62)
Discontinued operations	(.10)	(.04)	—

Net income (loss)	$.45	$.56	$(.62)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
Years ended December 31, 2003, 2004 and 2005
(In thousands)

							Accumulated
						Additional	other
	Comprehensive	Preferred		Common		paid-in	comprehensive	Retained
	income	Shares	Amounts	Shares	Amounts	capital	income	earnings	Total

Balances, December 31, 2002		1,778	$19,798	7,060	$19,026	$63	$(738)	$3,945	$42,094
Comprehensive income:
Net income	$5,456	—	—	—	—	—	—	5,456	5,456
Other comprehensive income-Foreign currency translation adjustment	2,826	—	—	—	—	—	2,826	—	2,826

Comprehensive income	$8,282

Preferred stock dividends		—	—	—	—	—	—	(1,500)	(1,500)

Balances, December 31, 2003		1,778	19,798	7,060	19,026	63	2,088	7,901	48,876
Comprehensive income:
Net income	$7,928	—	—	—	—	—	—	7,928	7,928
Other comprehensive income:
Foreign currency translation adjustment	2,386	—	—	—	—	—	2,386	—	2,386
Other	28	—	—	—	—	—	28	—	28

Comprehensive income	$10,342

Issuance of common stock, net		—	—	5,175	52,535	—	—	—	52,535
Conversion of Series A preferred stock		(318)	(3,545)	238	3,545	—	—	—	—
Exercise of stock options		—	—	666	4,356	—	—	—	4,356
Tax benefit of options exercised		—	—	—	1,613	—	—	—	1,613
Preferred stock dividends		—	—	—	—	—	—	(1,329)	(1,329)
Redemption of Series A preferred stock		(416)	(4,633)	—	—	—	—	(48)	(4,681)

Balances, December 31, 2004		1,044	11,620	13,139	81,075	63	4,502	14,452	111,712
Comprehensive loss:
Net loss	$(8,871)	—	—	—	—	—	—	(8,871)	(8,871)
Other comprehensive loss:
Foreign currency translation adjustment	(1,516)	—	—	—	—	—	(1,516)	—	(1,516)
Other	(102)	—	—	—	—	—	(102)	—	(102)

Comprehensive loss	$(10,489)

Conversion of Series A preferred stock		(1,044)	(11,620)	783	11,620	—	—	—	—
Exercise of stock options		—	—	117	307	—	—	—	307
Tax benefit of options exercised		—	—	—	242	—	—	—	242
Issuance of common stock, net		—	—	2,778	38,233	—	—	—	38,233
Exercise of warrants		—	—	54	37	—	—	—	37
Preferred stock dividend		—	—	—	—	—	—	(147)	(147)
Amortization of restricted stock grants		—	—	—	31	—	—	—	31

Balances, December 31, 2005		—	$—	16,871	$131,545	$63	$2,884	$5,434	$139,926

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2004 and 2005
(In thousands)

	2003	2004	2005
Operating activities:
Net income (loss)	$5,456	$7,928	$(8,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,553	10,717	21,441
Loss on disposal or retirement of equipment	791	488	2,006
Gain on sale of investment in equity security	—	—	(1,312)
Provision for doubtful accounts	210	31	1,832
Changes in items affecting operations, net of effects of business acquisitions:
Accounts receivable	(325)	(3,662)	(764)
Inventories	(48)	(4,159)	5,095
Income taxes receivable	—	(115)	(96)
Prepaid expenses and other	(582)	(3,453)	(134)
Accounts payable	(849)	10,122	(6,760)
Accrued expenses	(1,326)	1,671	6,282
Litigation settlement	(1,788)	—	—
Deferred income taxes	2,616	4,000	(5,222)

Total operating activities	13,708	23,568	13,497

Investing activities:
Proceeds from sale of equipment	553	100	74
Capital expenditures	(1,897)	(11,371)	(15,116)
Proceeds from sale of investment in equity security	—	—	9,583
Acquisition of intangible and other assets	—	(10,487)	(1,192)
Acquisition of businesses, net of cash acquired	—	(162,699)	—
Other	20	—	—

Total investing activities	(1,324)	(184,457)	(6,651)

Financing activities:
Borrowings on line of credit	8,128	15,325	26,543
Repayment of line of credit	(24,772)	(5,415)	(26,896)
Proceeds from term note	15,000	120,000	—
Debt financing costs	—	(3,378)	(833)
Repayment of term notes	(5,023)	(10,298)	(37,818)
Principal payments on capital lease obligations	(1,673)	(2,351)	(2,093)
Decrease (increase) in restricted cash	(4,028)	(46,608)	585
Proceeds from issuance of TRM Inventory Funding Trust Note, net of repayments	3,369	46,650	(836)
Proceeds from issuance of equity in TRM Inventory Funding Trust	600	—	—
Net proceeds from sale of common stock	—	52,535	38,233
Proceeds from exercise of stock options and warrants	—	4,356	344
Redemption of Series A preferred stock	—	(4,681)	—
Preferred stock dividends	(375)	(5,611)	(367)
Other	—	176	(87)

Total financing activities	(8,774)	160,700	(3,225)

Effect of exchange rate changes	(13)	41	511

Net increase (decrease) in cash and cash equivalents	3,597	(148)	4,132
Beginning cash and cash equivalents	2,127	5,724	5,576

Ending cash and cash equivalents	$5,724	$5,576	$9,708

Supplemental disclosure of non-cash transactions:
Assets acquired under capital lease obligation	$2,001	$827	$—
Preferred stock dividends accrued	1,125	—	—
Conversion of preferred shares to common	—	3,545	11,620
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
     Description of Business and Basis of Presentation
     TRM Corporation (“we” or “TRM”) delivers convenience services to consumers in retail environments. We currently deliver self-service cash delivery and account balance inquiry through ATM machines, and photocopy services.
     Our services are made available in approximately 44,000 high traffic retail locations that are convenient to consumers. As of December 2005 we offer our services in retail locations in the United States, the United Kingdom and Canada. We provide the equipment, maintenance, supplies and point of sale materials required for each of our installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by our offerings.
     During the fourth quarter of 2004, we decided to discontinue efforts in the software development segment of our business. In December 2004, the last employee of SSS was terminated and we negotiated the termination of SSS’ office lease and accrued a related termination payment. Therefore, results of the software development segment have been reflected as discontinued operations.
     Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $8.9 million in 2005. As a result of our 2005 financial performance, we have failed to meet certain financial covenants of our financing agreement with Bank of America, N.A. and other lenders. As discussed further in Note 8 we have entered into a Forbearance Agreement and Amendment with our lenders pursuant to which they have agreed not to take any action with regard to our covenant violations prior to June 15, 2006. However, we do not expect to meet all of our financial covenants for the second quarter of 2006, because some of the covenant calculations include results of operations for the most recent twelve-month period, and we incurred substantial losses in the fourth quarter of 2005. Therefore, we expect that the lenders will have the right to require payment in full of our outstanding debt under our financing agreement ($91.6 million at December 31, 2005). Because there are claimed cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we do not refinance the outstanding debt under our financing agreement or obtain an additional forbearance period we expect to be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender will be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is contingent upon our ability to continue to defer payment of our liabilities under our financing agreement, or to refinance the debt.
     We expect to be able to refinance the outstanding balances under our financing agreement and have begun initial efforts to do so. However, we can provide no assurance that we will be able to do so. If we are unable to refinance our debt or to get our lenders to agree to any further forbearance from calling our loans, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.
     If we refinance the outstanding balances under our financing agreement, or if the balance is demanded by the lender, the remaining unamortized deferred financing costs of $2.5 million as of December 31, 2005 associated with this credit facility may be written off in the period of refinancing or demand.
     Principles of Consolidation
     The consolidated financial statements include the accounts of TRM, its subsidiaries and TRM Inventory Funding Trust (see Note 4). Our subsidiaries at December 31, 2005 included TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, TRM Copy Centres (U.K.) Limited, TRM ATM Corporation, Access Cash International LLC, TRM ATM (U.K.) Limited, TRM ATM Deutschland GmbH, S-3 Corporation and Strategic Software Solutions Limited. Effective December 31, 2003, we adopted the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and, accordingly, consolidate the accounts of TRM Inventory Funding Trust in our consolidated financial statements.
     All significant intercompany transactions and accounts are eliminated. Assets and liabilities of foreign operations are translated into United States dollars at current exchange rates. Revenue and expense accounts are translated into

United States dollars at average rates of exchange prevailing during the periods. Adjustments resulting from translating foreign functional currency financial statements into United States dollars are recorded directly to a separate component of shareholders’ equity.
     Fair Value of Financial Instruments
     Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of these instruments. Fair value approximates the carrying value of our borrowings under our variable-rate long-term debt, based upon interest rates available for the same or similar instruments.
     Cash and Cash Equivalents
     We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.
     Restricted Cash
     Cash owned by TRM Inventory Funding Trust (see Note 4) and held in our United States ATM network is considered to be restricted cash and classified as a noncurrent asset in our 2004 consolidated balance sheet because the cash is only available for use in our ATM network and is not otherwise available for our use. However, as described in Note 4, because of a potential default under the Loan and Servicing Agreement, the Trust’s debt is classified as a current liability and the Trust’s cash is classified as a current asset in our 2005 consolidated balance sheet.
     Revenue Recognition and Accounts Receivable
     A portion or all, depending upon the arrangement with the retail business, of each ATM surcharge and each copy sale is retained by the retail business. We receive daily reports of ATM transactions electronically from our ATM network processors. On a monthly basis, the ATM transaction data is used to calculate the retailer’s applicable discount, which is generally dependent upon transaction volumes, and we remit the discount directly to the retailer’s bank account through electronic funds transfer. We recognize ATM revenue based on the actual monthly transactions reported by the ATM processing network. We invoice each photocopy retailer monthly based on usage at the program price less the applicable discount (the amount retained by the retailer). Total sales activity and discount amounts are reported separately in the consolidated statements of operations to arrive at net sales.
     Accounts receivable are shown net of allowance for doubtful accounts of $532,000 and $1,742,000 at December 31, 2004 and 2005, respectively.
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
     Equipment
     Konica model 2223 and 2230 photocopy machines are depreciated using the units-of-production method with an estimated useful life of 500,000 copy transactions per photocopy machine with no provision for salvage value. A minimum depreciation charge of 4.9% of the Konica model 2230 and 9.8% of the model 2223 photocopier cost is taken annually. In the fourth quarter of 2000, we changed our accounting policy and adopted the units-of-production method of depreciating Konica model 2223 and 2230 photocopy machines.

We believe the units-of-production method provides better matching of revenues and expenses because revenue is based on copy volume for photocopiers, which varies by machine depending upon market conditions, customer location and time of year. Under this method, photocopy equipment is stated at cost, including the related costs to prepare and install such equipment at customer locations, less accumulated depreciation, and is depreciated beginning in the first month the equipment produces revenue generating transactions. Annually, we review the minimum standards that have been established for the units of production depreciation method of our Konica copier estate. The review is to ensure that the remaining useful life of the Konica copier estate equals or exceeds the remaining depreciable life of the copiers. In January 2005 we updated our estimates relative to depreciation, and we increased the minimum number of copies over which each Konica model 2230 and 2223 copier is to be depreciated to 24,600 copies per year from 12,500 per year as part of our annual review of fixed assets. In October 2005 we again revised our estimates and increased the minimum number of copies over which each of the Konica model 2223 copiers is to be depreciated to 49,200 copies per year.
     Equipment is recorded at cost plus amounts required to place equipment in service. Depreciation begins when the asset is placed in service. ATMs, furniture and fixtures, computer equipment, and vehicles are generally depreciated using the straight-line method over the estimated remaining useful lives of the related assets. Photocopy centers from manufacturers other than Konica are depreciated using the straight-line method. Estimated useful lives are as follows:

Konica analog photocopiers	500,000 photocopies per machine
Non-Konica analog photocopiers	10 years
Toshiba digital photocopiers	8 years
ATMs	3-10 years
Oracle ERP system	7 years
Computer equipment	2-5 years
Furniture and fixtures	5-7 years
Vehicles	5 years
     Intangible Assets
     As of December 31, 2005, we have indefinite-lived intangible assets amounting to $118.9 million. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test these intangibles for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount and an impairment loss is recognized for the difference between the carrying value of the asset and its fair value.
     Investment in marketable equity securities
     Our investment in a marketable equity security is classified as available-for-sale and is reported in other assets as of December 31, 2004 at a fair value of $8.3 million. Unrealized gains and losses are excluded from earnings and reported in other comprehensive income (loss). During 2005 we sold this security for $9.6 million and realized a gain of $1.3 million.
     Other expense (income), net
     Other expense (income, net) for 2005 includes a $1.3 million gain on the sale of marketable equity securities, a $700,000 settlement from our directors’ and officers’ liability insurer and $616,000 of interest income. These amounts were offset by $513,000 of deferred financing costs written off in connection with the early payment of a portion of our term loan and $468,000 in foreign exchange losses.
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

     Stock-Based Compensation
     We apply Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for stock-based compensation plans which are more fully described in Note 11. Accordingly, we have recognized no compensation expense for our stock-based compensation plans in the accompanying consolidated statements of operations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data). Per share data for 2003 has been restated as described under “Net Income (Loss) Per Share,” below.

	2003	2004	2005

Net income (loss), as reported	$5,456	$7,928	$(8,871)

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(248)	(1,157)	(1,484)

Pro forma net income (loss)	$5,208	$6,771	$(10,355)

Basic net income (loss) per share:
As reported	$.47	$.61	$(.62)
Pro forma	$.44	$.50	$(.72)

Diluted net income (loss) per share:
As reported	$.45	$.56	$(.62)
Pro forma	$.42	$.46	$(.72)
     Statements of Cash Flows Supplemental Information
     Income taxes paid were approximately $135,000, $188,000, and $390,000 in the years ended December 31, 2003, 2004, and 2005, respectively. Interest paid did not materially differ from interest expense for the year ended December 31, 2003. Interest paid was $739,000 for the year ended December 31, 2004, and $10.3 million for the year ended December 31, 2005.
     Net Income (Loss) Per Share
     In March 2004, the Financial Accounting Standards (“FASB”) approved Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB No. 25 and SFAS No. 123. EITF 03-6 became effective for reporting periods beginning after March 31, 2004 and must be applied by restating previously reported earnings per share information. Our Series A preferred stock qualified as a participating security under EITF 03-6. Accordingly, we adopted the use of the two-class method for the computation of earnings per share in the second quarter of 2004 and have restated previously reported earnings per share information for 2003. EITF 03-6 provides a new method for calculating per share earnings and does not otherwise affect the financial statements or have any economic or operating impact on us. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if convertible preferred shares outstanding at the beginning of each year were converted at those dates with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which we could have purchased with related proceeds. For 2003 the effect of preferred shares and warrants was not included in the computation because the impact would be antidilutive. For 2004

================================================================================

the effect of preferred shares was not included in the calculation, and the effect of warrants was not included in the calculation for the first and third quarters because the impact would be antidilutive. Outstanding options to purchase 663,000 and 11,000 common shares were excluded from the calculation of diluted earnings per share for 2003 and 2004, respectively, because the exercise prices of the stock options were equal to or greater than the average share price of the common shares, and therefore their inclusion would have been antidilutive. All outstanding options, warrants and outstanding shares of preferred stock were excluded from the calculation of diluted earnings per share for 2005 because their inclusion would have been antidilutive.
     Previously reported earnings per share amounts of 2003 have been restated, as follows:

	As
	previously
	reported	Restated
Income available to common shareholders (in thousands)	$3,956	$3,327
Net income per common share:
Basic	$.56	$.47
Diluted	$.54	$.45
     Use of Estimates
     The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer bad debts, inventories, equipment, investments, goodwill, other intangible assets, income taxes, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     New Accounting Standards
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using APB No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective for our first quarter beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We will adopt SFAS 123R on January 1, 2006 on a prospective basis using the modified prospective transition method. We do not expect the amortization of expense relating to previously granted awards to have a material adverse impact on our results of operations.
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” which changes the accounting for the reporting of voluntary changes in accounting principles. SFAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. SFAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.
     Financial Statement Reclassifications
     Certain financial statement reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no impact on shareholders’ equity or previously reported results of operations.

2. Inventories (in thousands)

	December 31,
	2004	2005
Parts	$4,349	$1,239
ATM machines held for sale	2,896	654
Paper, toner and developer	74	37

	$7,319	$1,930

3. Equipment
     Equipment (in thousands):

	December 31,
	2004	2005
Konica analog photocopiers	$50,218	$50,120
Non-Konica analog photocopiers	10,679	9,233
Toshiba digital photocopiers	5,911	5,314
ATMs	42,785	49,547
Furniture and fixtures	2,391	2,767
Computer equipment	7,340	7,994
Vehicles	278	200

	119,602	125,175
Accumulated depreciation and amortization	(47,337)	(53,466)

	$72,265	$71,709

Depreciation and amortization of equipment for the years ended December 31, 2003, 2004 and 2005 was $9,007,000, $8,668,000, and $11,277,000, respectively.
4. Vault Cash
     On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as Administrator. By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created. Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $15,000 as of December 31, 2005), and with Autobahn Funding Company LLC (“Lender” and equity investor in the amount of $1,485,000 as of December 31, 2005), rather than with Servicer, which merely serves as an administrator and servicer of the Trust. Autobahn Funding Company LLC is related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (“DZ Bank”) and is independent of the Servicer and us. The purpose of the Trust is to provide cash to be placed in our United States ATM machines (“vault cash”), by accessing commercial paper markets.
     The Trust borrows from and makes repayments to the Lender and makes other payments pursuant to a Loan and Servicing Agreement, and engages the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement. Borrowings from the Lender are collateralized by the assets of the Trust, principally the vault cash. The Lender issues asset-backed commercial paper notes to fund the loans to the Trust. Interest on the Trust’s borrowings from the Lender, which are evidenced by a note, is at a rate equal to 1.75% plus the interest rate of the commercial paper notes that the Lender issues to fund the loans to the Trust. The Trust also pays to the Lender an amount equal to the Lender’s equity investment in the Trust times 1.75% plus the yield rate of the commercial paper notes outstanding. The Loan and Servicing Agreement contains covenants applicable to us, including a minimum tangible net worth requirement. We have entered into a forbearance agreement with respect to a potential default under this facility resulting from the default under our Bank of America credit agreement. A liquidity agreement with DZ Bank ensures that the Trust continues to have funds available for the term of the agreement.
     When the vault cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at ATMs. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Lender. We maintain letters of credit totaling $3,800,000 at December 31, 2005 to guarantee the performance of the Servicer. Subcontractors maintain insurance on behalf of the Trust to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM machines and to the vault or bank storage facilities.
     Because we are the primary beneficiary of the Trust, the accounts of the Trust have been included in our consolidated financial statements. The Trust’s vault cash, amounting to $74,962,000 at December 31, 2005 ($75,547,000 at December 31, 2004) is reported as restricted cash in the accompanying consolidated balance sheet, and the balance of the Trust’s note payable to the Lender, which totaled $73,269,000 at December 31, 2005 ($74,105,000 at December 31, 2004), is reported as a liability. The Loan and Servicing Agreement matures in 2007. However, as discussed further in Notes 1 and 8 we believe that it is unlikely that we will meet certain financial covenants of our primary financing agreement at the end of the second quarter of 2006. Since the lender has asserted that there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we do not refinance the outstanding debt under our financing agreement or obtain an additional forbearance period we may be in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. Therefore, the Trust’s debt is classified as a current liability and the vault cash is classified as a current asset on our 2005 consolidated balance sheet.
     The expenses of the Trust, which are primarily interest and fees related to the Trust’s borrowings and bank charges, were $1,290,000 in 2003, $1,720,000 in 2004, and $5,830,000 in 2005, and are included in cost of sales in our consolidated statements of operations.
     The Lender issues commercial paper notes with maturities of not more than 270 days. At December 31, 2005, the outstanding commercial paper had maturities ranging from 6 to 55 days. Interest rates on the outstanding commercial paper notes ranged from 1.1% to 2.4% during 2004 and from 2.3% to 4.4% during 2005.
     Selected information on the Trust’s borrowings for the years ended December 31, 2004 and 2005 is as follows:

	2004	2005
Maximum amount outstanding at any month end	$83.5 million	$100.0 million
Average outstanding during the year	$40.0 million	$83.8 million
Weighted average interest rate at year end	4.12%	6.09%
Weighted average interest rate during the year	3.34%	5.10%
     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank. If we are unable to refinance our debt or extend the forbearance period prior to June 15, 2006, and the lenders declare us in default with respect to our Bank of America credit facility, we may be declared to be in default with respect to this agreement as well. During 2004 monthly amounts accessed ranged from £26.4 million ($50.5 million) to £32.9 million ($62.8 million) and we paid a total of £1.7 million ($3.2 million) for use of the cash. During 2005 we accessed amounts ranging from £22.3 million ($38.5 million) to £40.5 million ($70.1 million) and paid a total of £2.0 million ($3.4 million) for use of the cash.
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As in our United Kingdom vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank. We insure against risk of loss while the cash is in or being distributed to its ATM network. During 2005 monthly amounts accessed ranged from Canadian $9.0 million (U.S. $7.7 million) to Canadian $19.6 million (U.S. $16.8 million) and we paid a total of Canadian $1.0 (U.S. $891,000) for use of the cash.
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

     The purchase price was allocated as follows (in thousands):

Cash	$100
Accounts receivable	211
Inventories	239
Prepaid expenses	18
Equipment	322
Intangible asset — contract rights	6,943
Goodwill	2,001
Other assets	104
Current liabilities	(1,126)
Deferred tax liability	(2,001)

Total	$6,811

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
     On November 19, 2004, we acquired substantially all of the assets constituting eFunds Corporation’s business of operating ATMs in the United States and Canada for cash. This acquisition included approximately 15,700 ATM contracts, significantly increasing our ATM portfolios in both the United States and Canada. The purchase price was $150 million (of which $120 million was funded by the term loan described in Note 8), plus direct acquisition costs plus vault cash of $47.2 million.
     In connection with the purchase agreement we also entered into a five-year agreement pursuant to which eFunds will provide ongoing services to us. The agreement requires us to purchase services aggregating at least $5 million per year from eFunds.
     The results of operations of the former eFunds ATM business are included in our consolidated results of operations starting in November 2004.
     The purchase price was allocated as follows (in thousands):

Accounts receivable	$3,560
Inventory	895
Prepaid expenses	16
Equipment	5,024
Restricted cash	47,160
Intangible assets:
Contract rights	32,700
Services agreement	2,700
Noncompete agreement	2,000
Goodwill	116,217

Accounts payable	(6,870)
Accrued liabilities	(734)

Total	$202,668

     The contract rights, services agreement and noncompete agreement are being amortized to selling, general and administrative expense over estimated useful lives of ten, seven and five years, respectively. Contract rights are amortized on an accelerated basis intended to reflect the cash flow patterns and duration used in estimating the value of the acquired contracts. The services and noncompete agreements are amortized on a straight-line basis. The acquisition is expected to enhance our presence in the marketplace by significantly increasing our market share, enhancing the geographical distribution of our operations, and enabling us to increase our productivity. These factors contributed to establishing the purchase price, which resulted in the recognition of a significant amount of goodwill. All of the goodwill, other than approximately $3.7 million (25% of the goodwill allocated to the Canadian operations), is expected to be deductible for income tax purposes. Goodwill is not subject to amortization for financial reporting purposes. All of the intangible assets acquired will be reviewed for impairment at least annually.
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
6. Intangible Assets
     Intangible assets consist primarily of acquired contracts and goodwill, (in thousands):

	December 31, 2004			December 31, 2005
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Subject to amortization:
Acquired contracts	$45,281	$(2,064)	$43,217	$44,717	$(8,871)	$35,846
Other	8,137	(185)	7,952	9,917	(2,792)	7,125

	53,418	(2,249)	51,169	54,634	(11,663)	42,971
Not subject to amortization:
Goodwill	118,444	—	118,444	118,875	—	118,875
Other	72	—	72	73	—	73

	118,516	—	118,516	118,948	—	118,948

	$171,934	$(2,249)	$169,685	$173,582	$(11,663)	$161,919

     Other intangibles subject to amortization consist of services and noncompete agreements and deferred financing costs.
     Amortization of intangible assets, which is included in selling, general and administrative expense, was $1,908,000 and $8,732,000 for the years ended December 31, 2004 and 2005, respectively. Estimated amortization expense for the next five years for intangible assets held at December 31, 2005 is: 2006 — $7,189,000; 2007 — $6,242,000; 2008 — $5,508,000; 2009 — $4,958,000; and 2010 — $4,327,000.

7. Accrued Expenses (in thousands)

	December 31,
	2004	2005
Accrued payroll expenses	$3,332	$2,272
Interest payable	988	220
ATM Maintenance and other expenses	1,884	1,711
Abandoned acquisition costs	—	3,827
Other accrued expenses	2,687	6,758

	$8,891	$14,788

8. Long-Term Debt (in thousands)

	December 31,
	2004	2005
Bank loan	$120,000	$82,182
Lines of credit	10,187	9,394
Other long-term debt	49	29

	130,236	91,605
Less current portion of long-term debt	(10,059)	(91,605)

	$120,177	$—

     In November 2004 we and our primary lender (Bank of America, N.A.) executed a credit agreement refinancing our existing revolving loan. The facility included a $120 million term loan maturing in November 2010 and $15 million each for domestic and foreign revolving lines of credit maturing November 19, 2009. Bank of America, N.A. has issued a letter of credit in the amount of $3,800,000 at December 31, 2005 to guarantee our performance under our agreements relating to TRM Inventory Funding Trust and letters of credit totaling £1,500,000 (approximately $2,594,000) in connection with our attempt to acquire the ATM business of Travelex. The agreement contains covenants that require us to maintain a minimum net worth and certain financial ratios related to debt coverage and funded debt to earnings before interest, taxes, depreciation and amortization and contains certain cross-default provisions.
     On March 15, 2006, because of defaults in covenants requiring certain funded debt to earnings and debt coverage ratios, we entered into a Forbearance Agreement and Amendment with the lenders. Pursuant to this agreement and subject to certain conditions, the lenders have agreed until June 15, 2006, to forbear from exercising any and all rights or remedies available to them as a result of the events of default we have acknowledged. Under the terms of the amended agreement, the maximum amounts available under our domestic and foreign lines of credit until June 15, 2006 are $15 million and $5 million, respectively. The amendment to our agreement also increased the interest rates on borrowings under our credit facility.
     As of December 31, 2005, we had balances of $82.2 million outstanding pursuant to the term loan, $6,800,000 under the domestic line of credit, and $2,594,000 under the foreign line of credit. The amounts available to us at December 31, 2005 under the domestic and foreign lines of credit as amended was $4,212,000. Interest is due quarterly on the term loan; principal is payable in quarterly installments of $1,867,778 through September 30, 2010, with the remaining balance due November 19, 2010. We may be required to prepay a portion of the loans under certain conditions. We believe that it is unlikely that we will meet certain of the financial covenants at the end of the second quarter of 2006, in which case the lenders will have the right to require payment in full of our outstanding debt. Therefore, the entire balance of the term loan and borrowings under the lines of credit is classified as a current liability on our consolidated balance sheet. Interest is at one of two rates, elected at our option, for the term loan and revolving loans:
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
     The applicable rate for the term loan under the amended agreement is as follows:

•	Where our consolidated leverage ratio, that is, the ratio of our debt to our earnings before interest, taxes, depreciation and amortization (“EBITDA”) is less than 2.5, the applicable rate is 4.5% for LIBOR loans and 3.0% for base rate loans; and

•	Where our consolidated leverage ratios is greater than or equal to 2.5, the applicable rate is 5.0% for LIBOR loans and 3.5% for base rate loans.
     The applicable rate for the domestic and foreign lines of credit under the amended agreement is as follows:
•	Where our consolidated leverage ratio is less than 2.25, the applicable rate is 3.25% for LIBOR loans and 1.75% for base rate loans.

•	Where our consolidated leverage ratio is greater than or equal to 2.25 but less than 2.75, the applicable rate is 3.5% for LIBOR loans and 2.0% for base rate loans.

•	Where our consolidated leverage ratio is greater than or equal to 2.75 but less than 3.25, the applicable rate is 3.75% for LIBOR loans and 2.25% for base rate loans.

•	Where our consolidated leverage ratio is greater than or equal to 3.25, the applicable rate is 4.0% for LIBOR loans and 2.5% for base rate loans.
The foreign line of credit accrues interest as a LIBOR loan.
     As of December 31, 2005, the weighted average interest rate on the term loan was 8.39%; interest rates on the domestic and foreign lines of credit were 8.50% and 7.41%, respectively. Had the terms of the Forbearance Agreement and Amendment been in effect as of December 31, 2005, the weighted average interest rate on the term loan would have been 9.39% and the interest rates on the domestic and foreign lines of credit would have been 9.75% and 8.66%, respectively.
     We entered into a three-year interest rate cap on March 31, 2005 with a notional amount of 50 million. If the LIBOR interest rate rises above 5% any time through March 31, 2008, we will receive payments that reduce the interest rate on the $50 million notional amount to 5% plus the applicable rate and mandatory costs in accordance with the loan agreement. The objective of the interest rate cap is to ensure that we are not exposed to interest rate increases beyond 5% on $50 million of our outstanding term loan for the three-year period which began March 31, 2005. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we have designated the interest rate cap as a cash flow hedge of $50 million of our LIBOR-based variable rate term loan. We expect the hedge of the term loan to be highly effective in offsetting potential changes in cash flows attributed to a change in interest rates beyond 5%. Accordingly, we record as a component of accumulated other comprehensive income (loss) all unrealized gains and losses on the interest rate cap. We will record any realized gains on the interest rate cap as a reduction of interest expense on the term loan, if and when the LIBOR interest rate exceeds 5%. We are exposed to credit risk arising from the counterparty to the interest rate cap, but currently believe that our exposure to such credit risk is low.
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
9. Capital Leases
     We lease a portion of our furniture and equipment pursuant to capital leases that expire over the next five years. Property leased under capital leases, which is included in equipment on the accompanying balance sheet, is as follows (in thousands):

	December 31,
	2004	2005
Toshiba photocopiers	$5,878	$5,098
ATMs	1,030	1,518
Computer equipment	463	421
Furniture and fixtures	200	200

	7,571	7,237
Less accumulated amortization	(3,261)	(4,290)

	$4,310	$2,947

Future minimum lease payments under capital leases as of December 31, 2005 are as follows (in thousands):

2006	$908
2007	633
2008	77

Total minimum lease payments	1,618
Less amount representing interest	(104)

Present value of net minimum lease payments	1,514
Less current portion	(828)

$686

10. Income Taxes
     Income (loss) from continuing operations before income taxes is as follows (in thousands):

	2003	2004	2005
United States	$5,794	$6,789	$(6,562)
Foreign	3,425	5,488	(7,211)

	$9,219	$12,277	$(13,773)

     The components of income tax expense (benefit) are as follows (in thousands):

	2003	2004	2005
Current:
Federal	$153	$—	$—
State	—	10	74
Foreign	41	—	11
Deferred:
Federal	1,806	2,290	(2,544)
State	135	265	(274)
Foreign	587	1,209	(2,169)

	$2,722	$3,774	$(4,902)

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,
	2004	2005
Current:
Accrued liabilities	$(24)	$16
Accounts receivable allowance	82	615
Unrealized exchange gains		164
Accrued vacation		241

	$58	$1,036

Noncurrent:
Deferred compensation	$372	$7
Net operating losses	5,902	10,904
Capital loss carryforward	1,250	788
Valuation allowance	(1,250)	(1,216)
Accrued intercompany interest	—	831
Depreciation and amortization	(14,816)	(15,159)
Other	374	46

	$(8,168)	$(3,799)

     The valuation allowances at December 31, 2004 and 2005 are related to the United States capital loss and Canadian net operating loss carryfowards. Our United Kingdom subsidiaries’ non-current deferred taxes at December 31, 2005 netted to an asset of $1,631,000, while the non-current deferred taxes of our United States and Canadian companies netted to liabilities of $5,000,000 and $430,000, respectively. Because the non-current assets and liabilities for 2005 arose in different jurisdictions, they are shown separately on our balance sheet.
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
     The effective tax rate for income (loss) from continuing operations differs from the federal statutory tax rate as follows:

	2003	2004	2005

Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.5	2.4	1.8
Tax on foreign earnings	(1.1)	(1.0)	(1.7)
Nondeductible expenses	1.8	.5	(4.1)
Deferred tax asset valuation allowance	(2.9)	(3.0)	0.2
United Kingdom interest settlement	—	—	6.5
Other	(1.4)	(.9)	(1.1)

	32.9%	32.0%	35.6%

     Non-deductible expenses primarily consist of 50% of meals and entertainment that are not deductible for United States and foreign tax purposes and certain intercompany interest amounts.
     Income tax benefit of $312,000 and $156,000 is attributable to discontinued operations in 2003 and 2004, respectively.

     We have net operating loss carryforwards of $20.8 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2025. Utilization of our United States net operating loss carryforwards may be subject to certain limitations in the event of a change in control of the Company. Our United Kingdom subsidiaries have net operating loss carryforwards available to offset future taxable income of $4.3 million in the United Kingdom that do not expire.
     Our Canadian subsidiary has net operating loss carryforwards of $3.4 million available to offset future taxable income in Canada which expire in the years 2007 through 2015.
11. Shareholders’ Equity
     Preferred Stock
     On June 24, 1998, we issued and sold 1,777,778 Series A Preferred Shares and warrants to purchase 500,000 shares of common stock for net proceeds of approximately $19.8 million. Each share of preferred stock had one vote, and voted together with the common stock as a single class on all matters. Dividends on the Series A Preferred Shares were cumulative from the date of original issuance and were payable quarterly at the rate of 7-1/2% per annum. We did not pay preferred dividends for 2001, 2002 or for the first two quarters of 2003. Beginning in the third quarter of 2003, we paid the preferred dividends quarterly, and in 2004 we paid all previously deferred preferred dividends.
     Each share of Series A Preferred stock was convertible at any time at the option of the holder into 0.7499997 of a share of common stock. In addition, each share of preferred stock was to be automatically converted into 0.7499997 shares of common stock if the price of common stock is at least $20.00 for a period of 90 consecutive days. On March 5, 2005, this condition was satisfied. As a result, as of that date, each share of our Series A preferred stock was converted into 0.7499997 of a share of our common stock, leaving no Series A preferred stock remaining issued and outstanding.
     Our loan agreement with Bank of America, N.A., in effect until November 19, 2004, prohibited the payment of preferred dividends except dividends payable in the form of additional preferred shares of our stock. We obtained waivers from our bank for the payment of the preferred dividends for part of 2003 and all of 2004.
     Repurchase of Common Stock
     In the fourth quarter of 2005 we announced that our Board of Directors has authorized the repurchase of shares of our common stock for up to $20.0 million. No shares were repurchased in 2005. Any such repurchases would require approval from our lenders. This repurchase program replaces a program approved in 1997.
     Issuance of Common Stock
     During 2004, we completed an underwritten public offering of 5,175,000 shares of common stock at approximately $11.00 per share less offering costs and underwriting discounts, providing net proceeds of $52.5 million.
     During the fourth quarter of 2005, we entered into a Share Purchase Agreement under which we sold 2,778,000 unregistered shares of common stock for $14.54 per share. The sales proceeds, net of placement agent fees and other costs, were $38.2 million. We filed a resale registration statement with respect to shares issued in the transaction. The registration statement was declared effective on December 29, 2005.
     Common Stock Warrants
     On June 24, 1998, we granted warrants to the purchasers of the Series A Preferred Stock which allow the purchase of 500,000 shares of common stock at $15.00 per share. Warrants representing 200,000 shares expired on June 24, 2001. Warrants to purchase 54,000 shares were exercised during the first half of 2005, and the remaining warrants expired June 24, 2005.
     Common Stock Options and Restricted Stock Grants
     We reserved 1,300,000 shares of common stock for issuance under an incentive and nonqualified stock option plan established in 1986 (the “1986 Plan”). In October 1996, the 1996 Stock Option Plan (the “1996 Plan”) was approved by our shareholders, which provided for the granting of options to purchase a maximum of 700,000 common shares to our key employees. In June 1998, our shareholders approved a proposal to increase the maximum shares as to which options can be granted under the 1996 Plan from 700,000 to 1,200,000, and in May of 1999, our shareholders approved a proposal to further increase the maximum shares as to which options can be granted under the

1996 Plan from 1,200,000 to 1,700,000, thus bringing the total shares of common stock eligible for issuance under all stock option plans to 3,000,000. On October 26, 2001 we reserved 100,000 of our authorized common shares for issuance under a nonqualified stock option plan effective May 28, 2001 (the “2001 Nonqualified Stock Option Plan”). In May 2005 our shareholders approved the TRM Corporation Omnibus Stock Incentive Plan (the “Omnibus Plan”) to be a successor plan with respect to the 1986 Plan, the 1996 Plan and the 2001 Nonqualified Stock Option Plan. The number of shares authorized for issuance under the Omnibus Plan is 600,000 shares plus 26,725, the number of shares remaining available for issuance under the Company’s other equity compensation plans (of which 450,000 shares may be issued as restricted shares of common stock). Options to purchase 150,000 shares of common stock may also be issued under the Omnibus Plan. Nonqualified stock options under the 1986 Plan and the 2001 Nonqualified Stock Option Plan and the 1996 Plan were granted at no less than 100% of fair market value per share of common stock. Options under the Omnibus Plan must be granted at no less than 100% of the fair market value per share of common stock. All options terminate no more than ten years from the date of grant. The options vest over various schedules ranging up to five years.
     A summary of stock option activity follows:

	Shares				Weighted
	Under				Average
	Option	Price Range			Exercise Price
Balance, December 31, 2002	1,476,250	$1.15	—	$10.375	$6.24
Options granted	600,500	$1.80	—	$3.53	$1.82
Options canceled	(141,250)	$1.60	—	$10.375	$5.82

Balance, December 31, 2003	1,935,500	$1.15	—	$10.375	$4.89
Options granted	323,000	$11.75	—	$22.90	$12.89
Options exercised	(665,750)	$1.25	—	$10.375	$6.50
Options canceled	(12,800)	$1.80	—	$11.75	$5.83

Balance, December 31, 2004	1,579,950	$1.15	—	$22.90	$5.70
Options granted	—
Options exercised	(117,310)	$1.25	—	$9.25	$2.57
Options canceled	(5,625)	1.80		$17.52	$6.43

Balance, December 31, 2005	1,457,015	$1.15		$22.90	$5.94

     Options exercisable at year end:

	Options exercisable	Weighted average exercise price
December 31, 2003	1,300,738	$6.40
December 31, 2004	843,790	$4.91
December 31, 2005	1,170,515	$6.66
     A summary of stock options outstanding follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Exercise Price	December 31, 2005	Contractual Life	Price	December 31, 2005	Price
$1.15 to 4.58	805,765	3.7	$2.43	543,015	$2.69
$4.59 to $9.16	314,000	2.8	$7.81	314,000	$7.81
$9.17 to $22.90	337,250	4.0	$12.59	313,500	$12.37

$1.150 to $22.90	1,457,015	3.6	$5.94	1,170,515	$6.66

     For purposes of the pro forma calculations in the table set forth under “Stock-Based Compensation” in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The weighted average fair value of options granted for the fiscal years ended December 31, 2003, and 2004 as calculated by the Black-Scholes model, and the assumptions used are shown in the following table.

	2003	2004
Weighted average fair value of options:	$1.70	$11.81
Dividend yield:	—	—
Expected volatility:	144.38% — 145.24%	142.31% — 154.95%
Risk-free interest rate:	2.10% — 3.28%	3.21% — 3.70%
Expected life:	5 — 10 years	5
     Using the Black-Scholes model, the total value of options granted during 2003 and 2004 was $1,021,000, and $3,814,000, respectively, which would be amortized on a pro forma basis over the vesting periods of the options.
     During 2005 grants of 27,000 restricted shares of common stock were made to our directors under the provisions of the Omnibus Plan.
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
     No amounts were accrued or paid for profit sharing for the fiscal years ended December 31, 2003, 2004 and 2005. We paid matching contributions of $268,000, $336,000, and $300,000 to our defined contribution plans for the years ended December 31, 2003, 2004, and 2005, respectively.
13. Commitments
     We lease vehicles, ATMs, and office and warehouse space in several locations under operating leases. Minimum lease payments for operating leases are as follows (in thousands).

	2006	2007	2008	2009	2010	Thereafter	Total
Office and warehouse leases	$1,017	$960	$809	$762	$444	$1,172	$5,164
Auto leases	1,312	729	198	2	—	—	2,241

Total	$2,329	$1,689	$1,007	$764	$444	$1,172	$7,405

     Rental expense for 2003, 2004 and 2005 was $2,956,000, $3,814,000 and $3,629,000, respectively.
     In connection with the acquisition of eFunds’ ATM business as described in Note 5, we entered into a five-year agreement pursuant to which eFunds will provide ongoing services to us. The agreement requires us to purchase services aggregating at least $5 million per year from eFunds and will end in 2009.
14. Discontinued Operations, Concentrations and Related Party Transactions
       During the fourth quarter of 2004, we decided to discontinue efforts in the software development segment of our business. In December 2004, the last employee of SSS was terminated and we negotiated termination of SSS’

office lease and accrued a related termination payment. Therefore, results of the software development segment have been reflected as discontinued operations.
     We have purchased most of our ATMs from two suppliers, NCR and Triton Systems. In addition, NCR has provided maintenance and services for a portion of our base of installed ATMs. In 2003 we purchased equipment, parts and services from NCR in the amount of $3.6 million, and from Triton Systems in the amount of $309,000. In 2004 we purchased equipment, parts and services in the amount of $8.7 million from NCR, and $5.9 million from Triton Systems. In 2005 we purchased equipment, parts and services from NCR in the amount of $4.8 million and from Triton Systems in the amount of $5.0 million. At December 31, 2005 we had $416,000 in accounts payable owing to Triton Systems. We had accounts payable owing to NCR and Triton Systems of $3.7 million and $2.0 million, respectively, at December 31, 2004.
     In connection with the acquisition of the eFunds ATM business, we entered into a Master Services Agreement with eFunds, which we call the MSA. The MSA has an initial term of five years and will renew for successive two year periods unless terminated. We incurred fees for services provided by eFunds of $559,000 in 2004 and $6.4 million in 2005. At December 31, 2005, we had accounts payable owing to eFunds of $1.7 million. At December 31, 2004, we had accounts payable owing to eFunds for services rendered and reimbursement of acquisition-related expenses totaling $759,000.
     We incurred legal fees of $23,000 in 2003, $720,000 in 2004 and $321,000 in 2005 for services from a law firm of which one of our directors is a partner. Our President and Chief Executive Officer, who joined the Company in March 2006, is a former partner in a law firm that has provided services to us. We incurred legal fees of $19,000 in 2003, $308,000 in 2004 and $433,000 in 2005 for services from that firm.
15. Segment Reporting
     We are organized into two reportable segments: Photocopy and ATM. ATM owns and operates ATM machines in retail establishments. Photocopy owns and maintains self-service photocopiers in retail establishments. Previously the software development business comprised our third reportable segment. The software development business developed software to deliver products and services through ATMs, but was discontinued during the year ended December 31, 2004.
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

	ATM	Photocopy	Total
2003:
Net sales	$34,462	$43,735	$78,197
Operating income excluding unallocated costs	4,805	5,311	10,116
Depreciation and amortization	3,550	5,913	9,463
Capital expenditures	255	3,591	3,846
As of December 31, 2003:
Total assets	55,847	56,232	112,079

	ATM	Photocopy	Total
2004:
Net sales	$50,458	$42,184	$92,642
Operating income excluding unallocated costs	7,500	8,141	15,641
Depreciation and amortization	6,170	4,757	10,927
Capital expenditures	9,598	2,562	12,160
As of December 31, 2004:
Total assets, including goodwill of $118,444 in the ATM segment	311,362	48,120	359,482

	ATM	Photocopy	Total
2005:
Net sales	$90,483	$34,199	$124,682
Operating income excluding unallocated costs	1,340	2,176	3,516
Depreciation and amortization	14,270	4,759	19,029
Capital expenditures	14,848	268	15,116
As of December 31, 2005:
Total assets, including goodwill of $118,875 in the ATM segment	295,618	46,164	341,782
     Reconciliation of segment data to income (loss) from continuing operations before income taxes (in thousands):

	2003	2004	2005
Operating income excluding unallocated costs	$10,116	$15,641	$3,516
Unallocated costs not related to segments	—	1,808	8,576
Interest expense	1,030	1,823	10,218
Other (income) expense, net	(133)	(267)	(1,505)

Income (loss) from continuing operations before income taxes	$9,219	$12,277	$(13,773)

     Revenues are attributed to geographic areas based on the location of the assets producing the revenues. All revenues are attributed to external customers. No customers accounted for 10% or more of our revenue for any of the periods presented. Information about our domestic and foreign operations is as follows (in thousands):

				Long Lived Assets
	Sales			December 31
	2003	2004	2005	2003	2004	2005
United States	$55,987	$70,390	$157,820	$37,667	$38,591	$37,401
Foreign:
United Kingdom	34,212	48,122	52,754	20,002	25,915	26,825
Canada	4,623	7,515	23,337	6,322	7,759	7,483

	$94,822	$126,027	$233,911	$63,991	$72,265	$71,709

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
     Mr. Frederick O. Paulsell and Messrs. Cohen each requested that we provide certain indemnification with regard to the litigation. Subsequent to a vote of the Audit Committee, comprised of disinterested directors, we reimbursed Messrs. Cohen $457,000 for certain legal expenses.
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
     During the second quarter of 2005 we reached a final settlement agreement in the amount of $700,000 with our directors’ and officers’ liability insurer to obtain reimbursement of monies we spent to settle this litigation. We received the settlement payment of $700,000 and included it in other expense (income), net during the second quarter of 2005.
17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004:
Sales	$25,915	$28,840	$28,981	$42,291
Net sales	21,016	22,512	22,486	26,628
Gross profit	10,398	10,421	10,080	11,531
Income from continuing operations	2,594	2,768	2,243	742
Loss from discontinued operations	(81)	(60)	(77)	(201)
Net income	2,513	2,708	2,166	541
Basic income (loss) per share:
From continuing operations	.26	.27	.18	.04
Discontinued operations	(.01)	(.01)	(.01)	(.02)
Net Income	.25	.26	.17	.02
Diluted income (loss) per share:
From continuing operations	.23	.24	.17	.03
Discontinued operations	(.01)	(.01)	(.01)	(.01)
Net Income	.22	.23	.16	.02

2005:
Sales	$58,812	$61,405	$59,237	$54,457
Net sales	33,405	33,155	31,352	26,770
Gross profit	15,906	16,480	12,496	8,757
Net income (loss)	1,651	2,862	318	(13,702)
Net income (loss) per share:
Basic	.11	.20	.02	(.82)
Diluted	.10	.19	.02	(.82)
     In the fourth quarter of 2004, our Board of Directors approved payment of bonuses to employees. Accordingly, in the fourth quarter of 2004, we recorded bonuses of approximately $1.1 million as compensation expense.
     The results of operations for the fourth quarter of 2005 were affected by several adjustments. We have determined that it is unlikely that we will complete the acquisition of the ATM business of Travelex UK Limited and one other ATM business that we had been evaluating. As a result, we charged to expense in the fourth quarter of 2005 a total of $5.2 million of costs relating to these potential acquisitions. Equipment with a total net book value of $1.3 million was charged to expense in the fourth quarter of 2005 following a complete inventory and evaluation of equipment in storage and determination that certain equipment was no longer available for use. We determined in the fourth quarter that certain previously disputed amounts due to vendors would be paid and charged $1.6 million to operating expense. We recorded $1.3 million of bad debt expense in the fourth quarter and charged to expense an additional $532,000 of receivables from ATM merchants for previous overpayments that we decided not to pursue because we believed that to do so would adversely affect our ongoing relationships with the merchants. We determined that certain costs incurred by one of our United Kingdom subsidiaries had been inappropriately capitalized in connection with an upgrade of their ATM equipment and charged $599,000 to cost of sales. We charged to selling, general and administrative expense $598,000 relating to a guaranteed minimum annual payment to a vendor. We also charged to other expense (income), net $512,000 of previously deferred financing costs in connection with the early payment of a portion of our term loan in the fourth quarter of 2005. Partially offsetting these adjustments was a $1.1 million settlement from a vendor relating to our photocopier equipment which we have recorded as a reduction to costs of sales of our photocopier segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon their assessment, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005.
          Ineffective controls over accounts receivable. We did not maintain effective controls over the valuation of our accounts receivable. Specifically, we failed to properly review our aged customers’ accounts receivable in order to value such receivables in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the accounts receivable, allowance for doubtful accounts and the related general and administrative expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
          Ineffective controls over equipment. We did not maintain effective controls over the completeness and accuracy of certain of our equipment, including the related depreciation expense. Specifically, a United Kingdom subsidiary failed to ensure the completeness and accuracy of costs used to capitalize security and processing compliance enhancements made to its ATM equipment. This control deficiency resulted in an audit adjustment to our 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the equipment, accumulated depreciation, and the related depreciation expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
          Ineffective controls over accrued liabilities. We did not maintain effective controls over the completeness and accuracy of certain of our accrued liabilities and related expense accounts, including cost of goods sold. Specifically, a United Kingdom subsidiary failed to ensure the completeness and accuracy of its customer discounts and accruals for processing costs and services. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the accrued liabilities and related expense accounts, including cost of sales that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
          As a result of the identification of these material weaknesses, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.
          Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation of Material Weaknesses
          We have formulated a program to remedy the material weaknesses identified above. In the first phase of the program, already completed as of March 31, 2006, we have hired a controller and a senior accountant to augment our accounting, financial reporting and financial control function in our finance department.
          In the second phase of the program, we expect to (i) further increase the number of accounting personnel in our finance department and (ii) hire one or more internal auditors for a separate internal audit department. Specifically, we plan to implement the following remediation measures relating to the identified material weaknesses:
1. Ineffective controls over the valuation of accounts receivable.
Our remediation measures relating to the valuation of accounts receivable include a review by management of the analysis of the allowance for doubtful accounts, including a regular review of the accounts receivable aging.
2. Ineffective controls over equipment.
Subsequent to the errors that resulted in audit adjustments, we have hired a new Director of Finance in the United Kingdom. In addition, in the first quarter of 2006, we have modified our reporting structure so that the Director of Finance for our United Kingdom subsidiaries now reports to our Chief Financial Officer rather than to local management in the United Kingdom. Further, our remediation efforts include a review by our Chief Financial Officer, Principal Accounting Officer or Corporate Controller of amounts capitalized in connection with all major projects in the United Kingdom.
3. Ineffective controls over accrued liabilities.
In the first quarter of 2006, we have modified our reporting structure so that the Director of Finance for our United Kingdom subsidiaries now reports to our Chief Financial Officer rather than to local management in the United Kingdom. Our remediation measures relating to accrued liabilities consist of a review by management of all significant accrued liability accounts in the United Kingdom at the end of each quarter and prior to preparation of the consolidated financial statements, which is similar to our controls in the United States.
          We plan to complete our remediation program during the second and third quarters of fiscal 2006. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders to be filed not later than 120 days after December 31, 2005, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2006 annual meeting of shareholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
1. Financial Statements
2. Financial Statement Schedules:
II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits:
     (a) The exhibits listed below are filed as part of this report

Exhibit
Number

2.1	(a) Purchase Agreement, made as of September 20, 2004, by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the period ended September 30, 2004)

(b) Amendment No. 1 to the Purchase Agreement by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation dated November 19, 2004 (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)

3.1	(a) Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1	(b) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2	Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K filed July 9, 1998)

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

Exhibit
Number

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

10.1	Form of Indemnity Agreements with Registrant’s directors and executive officers (incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)

10.2	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003)

10.3	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)

10.4	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)

	b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

	c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.5	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.6	Form of Stock Option Agreements:

a) b) c)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.7	Employment Agreements:

a) b) c) d) e) f) g) h)	Employment Agreement dated February 8, 2000 with Gary Cosmer (incorporated herein by reference to Exhibit 10.8(k) of Form 10-K for the period ended December 31, 2000)

Employment Agreement dated January 1, 2000 with Danial Tierney (incorporated herein by reference to Exhibit 10.8(l) of Form 10-K for the period ended December 31, 2000)

Employment Agreement dated July 22, 2002 with Thomas W. Mann (incorporated herein by reference to Exhibit 10.8(m) of Form 10-Q for the period ended September 30, 2002)

Employment Agreement dated April 1, 2004, with Ashley S. Dean (incorporated herein by reference to Exhibit 10.6(e) of Form S-3 filed on June 23, 2004)

Employment Agreement dated August 12, 2005, with Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.7(f) of Form 10-Q for the period ended June 30, 2005)

Employment Agreement dated August 12, 2005, with Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(g) of Form 10-Q for the period ended June 30, 2005)

Employment Agreement dated November 11, 2005, with Kenneth L. Tepper (incorporated herein by reference to Exhibit 10.7(h) of Form 10-Q for the period ended September 30, 2005)

Retainer Agreement dated November 11, 2005, with Daniel G. Cohen (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q for the period ended September 30, 2005)

Exhibit
Number

10.8	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)

	b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)

	c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corportation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)

10.9	a)	Loan and Servicing Agreement dated March 17, 2000 by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

	b)	Third Amendment to Loan and Servicing Agreement dated April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

	c)	Fourth Amendment to Loan and Servicing Agreement dated July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

	d)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust (“Borrower”), TRM ATM Corporation, in its individual capacity (“TRM ATM”) and as Servicer (in such capacity, “Servicer”), Autobahn Funding Company LLC (“Lender”), DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, as Administrative Agent (in such capacity, “Administrative Agent”) and as Liquidity Agent (in such capacity, “Liquidity Agent”), and U.S. Bank National Association, as Collateral Agent (“Collateral Agent”) (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

	e)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust (“Borrower”), TRM ATM Corporation, in its individual capacity (“TRM ATM”) and as Servicer (in such capacity, “Servicer”), Autobahn Funding Company LLC (“Lender”), DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, as Administrative Agent (in such capacity, “Administrative Agent”) and as Liquidity Agent (in such capacity, “Liquidity Agent”), and U.S. Bank National Association, as Collateral Agent (“Collateral Agent”) (incorporated herein by reference to Exhibit 10.10 (c) of Form 10-K for the fiscal year ended December 31, 2004)

	f)	Forbearance Agreement dated March 28, 2006, among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2006)

10.10	Agreement for the Provision of Cash between TRM (ATM) Limited and Alliance & Leicester Cash Solutions Limited dated January 25, 2005 (incorporated herein by reference to Exhibit 10.12 of Form 10-K for the fiscal year ended December 31, 2004)

10.11	Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002)

10.12	a)	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

	b)	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

Exhibit
Number

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 31, 2006.

TRM CORPORATION

By:	/s/ Jeffrey F. Brotman

Jeffrey F. Brotman
President and Chief Executive Officer
POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 31, 2005 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Jeffrey F. Brotman	President and Chief Executive Officer

Jeffrey F. Brotman	(Principal Executive Officer)

/s/ Daniel E. O’Brien	Chief Financial Officer

Daniel E. O’Brien	(Principal Financial Officer)

/s/ Jon S. Pitcher	Principal Accounting Officer

Jon S. Pitcher	(Principal Accounting Officer)

/s/ Daniel G. Cohen	Chairman of the Board and Director

Daniel G. Cohen

/s/ Nancy Alperin	Director

Nancy Alperin

/s/ Edward E. Cohen	Director

Edward E. Cohen

/s/ Slavka Glaser	Director

Slavka Glaser

/s/ Hersh Kozlov	Director

Hersh Kozlov

/s/ Lance Laifer	Director

Lance Laifer

/s/ Alan D. Schreiber	Director

Alan D. Schreiber

/s/ Harmon S. Spolan	Director

Harmon S. Spolan

EXHIBIT INDEX

Exhibit
Number

2.1	(a)	Purchase Agreement, made as of September 20, 2004, by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the period ended September 30, 2004)

	(b)	Amendment No. 1 to the Purchase Agreement by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation dated November 19, 2004 (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)

3.1	(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1	(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2	Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K filed July 9, 1998)

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

10.1	Form of Indemnity Agreements with Registrant’s directors and executive officers (incorporated herein by reference to Exhibit 10.1 of Form 10-K for the fiscal year ended June 30, 1997)

10.2	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003)

10.3	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)

10.4	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)

	b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

	c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.5	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

Exhibit
Number
10.6	Form of Stock Option Agreements:

		a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

		b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

		c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.7	Employment Agreements:

		a)	Employment Agreement dated February 8, 2000 with Gary Cosmer (incorporated herein by reference to Exhibit 10.8(k) of Form 10-K for the period ended December 31, 2000)

		b)	Employment Agreement dated January 1, 2000 with Danial Tierney (incorporated herein by reference to Exhibit 10.8(l) of Form 10-K for the period ended December 31, 2000)

		c)	Employment Agreement dated July 22, 2002 with Thomas W. Mann (incorporated herein by reference to Exhibit 10.8(m) of Form 10-Q for the period ended September 30, 2002)

		d)	Employment Agreement dated April 1, 2004, with Ashley S. Dean (incorporated herein by reference to Exhibit 10.6(e) of Form S-3 filed on June 23, 2004)

		e)	Employment Agreement dated August 12, 2005, with Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.7(f) of Form 10-Q for the period ended June 30, 2005)

		f)	Employment Agreement dated August 12, 2005, with Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(g) of Form 10-Q for the period ended June 30, 2005)

		g)	Employment Agreement dated November 11, 2005, with Kenneth L. Tepper (incorporated herein by reference to Exhibit 10.7(h) of Form 10-Q for the period ended September 30, 2005)

		h)	Retainer Agreement dated November 11, 2005, with Daniel G. Cohen (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q for the period ended September 30, 2005)

10.8	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K dated November 19, 2004)

	b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)

	c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corportation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)

10.9	a)	Loan and Servicing Agreement dated March 17, 2000 by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

Exhibit
Number
	b)	Third Amendment to Loan and Servicing Agreement dated April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

	c)	Fourth Amendment to Loan and Servicing Agreement dated July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, L.L.C., DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

	d)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust (“Borrower”), TRM ATM Corporation, in its individual capacity (“TRM ATM”) and as Servicer (in such capacity, “Servicer”), Autobahn Funding Company LLC (“Lender”), DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, as Administrative Agent (in such capacity, “Administrative Agent”) and as Liquidity Agent (in such capacity, “Liquidity Agent”), and U.S. Bank National Association, as Collateral Agent (“Collateral Agent”) (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

	e)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust (“Borrower”), TRM ATM Corporation, in its individual capacity (“TRM ATM”) and as Servicer (in such capacity, “Servicer”), Autobahn Funding Company LLC (“Lender”), DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, as Administrative Agent (in such capacity, “Administrative Agent”) and as Liquidity Agent (in such capacity, “Liquidity Agent”), and U.S. Bank National Association, as Collateral Agent (“Collateral Agent”) (incorporated herein by reference to Exhibit 10.10 (c) of Form 10-K for the fiscal year ended December 31, 2004)

	f)	Forbearance Agreement dated March 28, 2006, among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2006)

10.10	Agreement for the Provision of Cash between TRM (ATM) Limited and Alliance & Leicester Cash Solutions Limited dated January 25, 2005 (incorporated herein by reference to Exhibit 10.12 of Form 10-K for the fiscal year ended December 31, 2004)

10.11	Master Lease Purchase Agreement by and between TRM Copy Centres (UK) Ltd. and Barclays Mercantile Business Finance Limited dated July 19, 2002 (incorporated herein by reference to Exhibit 10.12 of Form 10-Q for the quarter ended September 30, 2002)

10.12	a)	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

	b)	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2003, 2004 and 2005
(In thousands)

	Balance at	Charged	Charged		Balance at
	Beginning	to Costs	to Other	Deductions -	End of
	of Period	and Expenses	Accounts	Write Offs	Period
Year ended December 31, 2003
Allowance for deferred taxes	$1,829	$—	$—	$(229)	$1,600
Allowance for doubtful accounts	203	210	—	(157)	256

Year ended December 31, 2004
Allowance for deferred taxes	1,600	—	—	(350)	1,250
Allowance for doubtful accounts	256	31	436 (1)	(191)	532

Year ended December 31, 2005
Allowance for deferred taxes	1,250			(34)	1,216
Allowance for doubtful accounts	532	1,832		(622)	1,742

1 Allowance recorded in connection with eFunds Corporation acquisition (see Note 5)