Form 10-Q
period 2006-03-31
TRM CORP
filed 2006-05-05
CIK 749254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
YES   ☑   NO   ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer   ☐   Accelerated filer   ☑   Non-accelerated filer   ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐   NO   ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,872,339 shares of common stock outstanding at March 31, 2006.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURE
EMPLOYMENT AGREEMENT DATED MAY 3,2006
RETAINER AGREEMENT DATED MAY 3,2006
SECTION 302 CERTIFICATION OF CEO OF TRM CORP.
SECTION 302 CERTIFICATION OF CFO FOR TRM CORPORATION
SECTION 302 CERTIFICATION PRINCIPAL ACCOUNTING OFFICER
SECTION 906 CERTIFICATION OF CEO OF TRM CORP.
SECTION 906 CERTIFICATION OF CFO OF TRM CORP.
SECTION 906 CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(unaudited)
(in thousands)

	December 31,	March 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$9,708	$3,170
Accounts receivable, net	13,231	14,136
Income tax receivable	211	298
Inventories	1,930	2,052
Prepaid expenses and other	3,610	4,194
Deferred tax asset	1,036	991
Restricted cash — TRM Inventory Funding Trust	74,962	78,450

Total current assets	104,688	103,291
Equipment, less accumulated depreciation and amortization	71,709	68,506
Deferred tax asset	1,631	1,794
Goodwill	118,875	118,692
Other intangible assets, less accumulated amortization	43,044	40,325
Other assets	1,835	1,861

Total assets	$341,782	$334,469

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,218	$12,799
Accrued expenses	14,788	8,108
Accrued expenses of TRM Inventory Funding Trust	152	154
Current portion of long-term debt	91,605	90,070
TRM Inventory Funding Trust note payable	73,269	76,799
Current portion of obligations under capital leases	828	765

Total current liabilities	193,860	188,695

Obligations under capital leases	686	505
Deferred tax liability	5,430	5,120
Other long-term liabilities	380	367

Total liabilities	200,356	194,687

Minority interest	1,500	1,500

Shareholders’ equity:
Common stock, no par value — 50,000 shares authorized; 16,872 shares issued and outstanding (16,871 at December 31, 2005)	131,545	131,630
Additional paid-in capital	63	63
Accumulated other comprehensive income:
Accumulated foreign currency translation adjustments	2,958	2,650
Other	(74)	4
Retained earnings	5,434	3,935

Total shareholders’ equity	139,926	138,282

Total liabilities and shareholders’ equity	$341,782	$334,469

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2005	2006
Sales	$58,812	$52,953
Less discounts	25,407	24,037

Net sales	33,405	28,916
Cost of sales:
Cost of vault cash	2,045	2,211
Other	15,454	14,959

Gross profit	15,906	11,746
Selling, general and administrative expense (including non-cash stock compensation of $83 in 2006)	11,088	11,526
Asset write-offs	152	187

Operating income	4,666	33
Interest expense	2,404	2,278
Other expense (income), net	(246)	(297)

Income (loss) before income taxes	2,508	(1,948)
Provision (benefit) for income taxes	857	(449)

Net income (loss)	$1,651	$(1,499)

Basic and diluted per share information:

Net income (loss)	$1,651	$(1,499)
Preferred stock dividends	(147)	—
Income allocated to Series A preferred shareholders	(57)	—

Net income (loss) available to common shareholders	$1,447	$(1,499)

Weighted average common shares outstanding	13,408	16,871
Dilutive effect of stock options	892	—
Dilutive effect of warrants	84	—

Weighted average common shares outstanding, assuming dilution	14,384	16,871

Net income (loss) per share:
Basic	$.11	$(.09)

Diluted	$.10	$(.09)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(unaudited)
(in thousands)

					Accumulated
				Additional	other
	Comprehensive	Common		paid-in	comprehensive	Retained
	income	Shares	Amounts	capital	income	earnings	Total

Balances, December 31, 2005		16,871	$131,545	$63	$2,884	$5,434	$139,926
Comprehensive loss:
Net loss	$(1,499)	—	—	—	—	(1,499)	(1,499)
Other comprehensive income (loss):
Foreign currency translation adjustment	(308)	—	—	—	(308)	—	(308)
Other	78	—	—	—	78	—	78

Comprehensive loss	$(1,729)

Exercise of stock options		1	2	—	—	—	2
Amortization of restricted stock grants			47				47
Stock option expense		—	36	—	—	—	36

Balances, March 31, 2006		16,872	$131,630	$63	$2,654	$3,935	$138,282

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three months ended
	March 31,
	2005	2006
Operating activities:
Net income (loss)	$1,651	$(1,499)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,928	5,337
Non-cash stock compensation	—	83
Loss on disposal of equipment	151	230
Provision for doubtful accounts	27	50
Changes in items affecting operations:
Accounts receivable	(2,838)	(467)
Inventories	(126)	688
Income tax receivable	25	(87)
Prepaid expenses and other	(285)	(585)
Accounts payable	(3,987)	(407)
Accrued expenses	(1,050)	(6,679)
Deferred income taxes	706	(431)

Total operating activities	(798)	(3,767)

Investing activities:
Proceeds from sale of equipment	35	21
Capital expenditures	(4,794)	(963)
Acquisition of intangible and other assets	(465)	(164)

Total investing activities	(5,224)	(1,106)

Financing activities:
Borrowings on notes payable	5,697	6,254
Repayment of notes payable	(2,501)	(7,745)
Principal payments on capital lease obligations	(614)	(275)
Increase in restricted cash	(1,153)	(3,488)
Proceeds from issuance of TRM Inventory Funding Trust note, net of repayments	1,248	3,530
Proceeds from exercise of stock options	72	2
Preferred stock dividends	(220)	—
Other	(13)	(13)

Total financing activities	2,516	(1,735)

Effect of exchange rate changes	2	70

Net decrease in cash and cash equivalents	(3,504)	(6,538)
Beginning cash and cash equivalents	5,576	9,708

Ending cash and cash equivalents	$2,072	$3,170

Supplemental cash flow information:
Non-cash transactions -
Conversion of preferred shares to common shares	$11,620	$—
Payments:
Cash paid for interest	$2,799	$1,959
Cash paid for income taxes	$101	$133
See accompanying notes to consolidated financial statements.

TRM Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Interim Financial Data
     The consolidated financial statements of TRM Corporation and its subsidiaries included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("the SEC") and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2006.
     Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred a net loss of $8.9 million in 2005 and a net loss of $1.5 million in the first quarter of 2006. As a result of our 2005 and first quarter 2006 financial performance, we failed to meet certain financial covenants of our financing agreement with Bank of America, N.A. and other lenders. As discussed further in Note 5, we have entered into a Forbearance Agreement and Amendment with our lenders pursuant to which they have agreed not to take any action with regard to our covenant violations prior to June 15, 2006. However, we do not expect to meet all of our financial covenants for the second quarter of 2006, because some of the covenant calculations include results of operations for the most recent twelve-month period, and we incurred substantial losses in the fourth quarter of 2005. Therefore, we expect that the lenders will have the right to require payment in full of our outstanding debt under our financing agreement ($90.1 million at March 31, 2006) unless we refinance our debt under the financing agreement or obtain additional forbearance. In addition, there are claimed cross-default provisions in our facility for funding the cash which is placed in our ATMs (“vault cash”) in the United States. We have entered into a forbearance agreement with the lenders under the United States vault cash facility which also terminates on June 15, 2006. If we do not refinance the outstanding debt under our financing agreement or obtain additional forbearance, we expect to be declared in default of the provisions of our vault cash facility as well, and the lender will be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to continue to defer payment of our liabilities under our financing agreement, or to refinance them.

     We expect to be able to refinance the outstanding balances under our financing agreement and have entered into a letter of intent with an investment firm to do so. However, we can provide no assurance that we will succeed in finalizing the refinancing before the end of the forbearance period, or at all. If we are unable to refinance our debt or to get our lenders to agree to further forbearance from calling our loans, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.
     If we refinance the outstanding balances under our financing agreement, or if the balance is demanded by the lender, the remaining unamortized deferred financing costs of $2.4 million as of March 31, 2006 associated with this credit facility will need to be written off in the period of refinancing or demand.
2. Financial Statement Reclassifications
     Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ equity or previously reported net income.
3. Net Income Per Share
     Basic and diluted net income (loss) per share are based on the weighted average number of shares outstanding during each period, with diluted net income (loss) per share including the effect of potentially dilutive securities. For diluted net income (loss) per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options. For the three months ended March 31, 2006, our stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been dilutive. Our options could be antidilutive in the future.
4. Inventories (in thousands):

	December 31,	March 31,
	2005	2006
Parts	$1,239	$1,611
ATMs held for resale	654	380
Paper, toner and developer	37	61

Total	$1,930	$2,052

5. Long-Term Debt (in thousands):

	December 31,	March 31,
	2005	2006
Syndicated loan facility:
Term loan	$82,182	$80,315
Lines of credit	9,394	9,755
Other long term debt	29	—

	91,605	90,070
Less current portion of long term debt	(91,605)	(90,070)

	$—	$—

     In November 2004 we and Bank of America, N.A., our primary lender, executed a credit agreement to refinance our existing revolving loan. The facility included a $120 million term loan maturing in November 2010 and $15 million each for domestic and foreign revolving lines of credit maturing November 19, 2009. Bank of America, N.A. has issued a letter of credit in the amount of $3.8 million at March 31, 2006 to guarantee our performance under our agreements relating to TRM Inventory Funding Trust and a letter of credit of £750,000 (approximately $1.3 million) in connection with our attempt to acquire the ATM business of Travelex. The agreement contains covenants that require us to maintain a minimum net worth and certain financial ratios related to debt coverage and funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and contains certain cross-default provisions.
     On March 15, 2006, because of defaults in covenants requiring certain funded debt to earnings and debt coverage ratios, we entered into a Forbearance Agreement and Amendment with the lenders. We have also failed to meet the funded debt to earnings and debt coverage ratios for the first quarter of 2006. However, pursuant to the Forbearance Agreement and Amendment and subject to certain conditions, the lenders have agreed until June 15, 2006, to forbear from exercising any and all rights or remedies available to them as a result of the events of default we have acknowledged. Under the terms of the amended agreement, the maximum amounts available under our domestic and foreign lines of credit until June 15, 2006 have been reduced to $15 million and $5 million, respectively. The amendment to our agreement also increased the interest rates on borrowings under our credit facility.
     As of March 31, 2006, we had balances of $80.3 million outstanding pursuant to the term loan, $6.3 million under the domestic line of credit, and $3.5 million under the foreign line of credit. The amounts available to us at March 31, 2006 under the domestic and foreign lines of credit as amended was $5.1 million. Interest is due monthly on the term loan; principal is payable in quarterly installments of $1.9 million through September 30, 2010, with the remaining balance due November 19, 2010. We may be required to prepay a portion of the loans under certain conditions. We believe that it is unlikely that we will meet certain of the financial covenants at the end of the second quarter of 2006, in which case the lenders will have the right to require payment in full of our outstanding debt unless the forbearance period is extended. Therefore, the entire balance of the term loan and borrowings under the lines of credit is classified as a current liability on our consolidated balance sheet. Interest is at one of two rates, elected at our option, for the term loan and revolving loans:
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

     The applicable rate for the term loan under the amended agreement is as follows:
•	Where our consolidated leverage ratio, that is, the ratio of our debt to EBITDA is less than 2.5, the applicable rate is 4.5% for LIBOR loans and 3.0% for base rate loans; and

•	Where our consolidated leverage ratio is greater than or equal to 2.5, the applicable rate is 5.0% for LIBOR loans and 3.5% for base rate loans.
     The applicable rate for the domestic and foreign lines of credit under the amended agreement is as follows:
•	Where our consolidated leverage ratio is less than 2.25, the applicable rate is 3.25% for LIBOR loans and 1.75% for base rate loans.

•	Where our consolidated leverage ratio is greater than or equal to 2.25 but less than 2.75, the applicable rate is 3.5% for LIBOR loans and 2.0% for base rate loans.

•	Where our consolidated leverage ratio is greater than or equal to 2.75 but less than 3.25, the applicable rate is 3.75% for LIBOR loans and 2.25% for base rate loans.

•	Where our consolidated leverage ratio is greater than or equal to 3.25, the applicable rate is 4.0% for LIBOR loans and 2.5% for base rate loans.
The foreign line of credit accrues interest as a LIBOR loan.
     As of March 31, 2006, the weighted average interest rate on the term loan was 9.78%; interest rates on the domestic and foreign lines of credit were 10.25% and 7.35%, respectively.
     We entered into a three-year interest rate cap on March 31, 2005 with a notional amount of $50 million. If the LIBOR interest rate rises above 5% any time through March 31, 2008, we will receive payments that reduce the interest rate on the $50 million notional amount to 5% plus the applicable rate and mandatory costs in accordance with the loan agreement. The objective of the interest rate cap is to ensure that we are not exposed to interest rate increases beyond 5% on $50 million of our outstanding term loan for the three-year period which began March 31, 2005. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we have designated the interest rate cap as a cash flow hedge of $50 million of our LIBOR-based variable rate term loan. We expect the hedge of the term loan to be highly effective in offsetting potential changes in cash flows attributed to an increase in interest rates beyond 5%. Accordingly, we record as a component of accumulated other comprehensive income (loss) all unrealized gains and losses on the interest rate cap. We will record any realized gains on the interest rate cap as a reduction of interest expense on the term loan, if and when the LIBOR interest rate exceeds 5%. We are exposed to credit risk arising from the counterparty to the interest rate cap, but currently believe that our exposure to such credit risk is low.

     Borrowings pursuant to the agreement with Bank of America, N.A. are collateralized by a first lien on our United States companies’ machinery and equipment, inventories, receivables and intangible assets, as well as a pledge of the stock of certain of our foreign subsidiaries.
6. Shareholders’ Equity
  Common Stock Options
     Prior to 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for stock-based compensation plans. Accordingly, we recognized no compensation expense for our stock-based compensation plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” during the first quarter of 2005 (in thousands, except per share data):

Three months ended
March 31, 2005
Net income, as reported	$1,651
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(373)

Pro forma net income	$1,278

Basic net income per share:
As reported	$.11
Pro forma	$.08

Diluted net income per share:
As reported	$.10
Pro forma	$.08
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using APB No. 25, and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense is to be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective for our first quarter beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We have adopted SFAS 123R effective January 1, 2006 on a prospective basis using the modified prospective transition method. SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest. We have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Because most of our previously granted stock options had vested prior to the end of 2005 and no new options have been issued during 2006, the effect of adopting SFAS 123R on our results of operations, loss per share and cash flow for the first quarter of 2006 was not material.
     Non-cash stock compensation expense for the first three months of 2006 is included in selling, general and administrative expense and includes amortization of previously unvested stock option grants and amortization of restricted shares of common stock granted to our directors during 2005, as follows (in thousands):

Option grants	$36
Restricted shares	47

$83

     We have reserved 3,700,000 shares of common stock for issuance under our stock incentive plans. Under our plans we are authorized to issue incentive and nonqualified stock options and restricted shares of common stock. All options terminate no more than ten years from the date of grant and vest over various schedules ranging up to five years. We issue new shares upon exercise of options.
     A summary of stock option activity during the quarter ended March 31, 2006 follows:

	Shares	Weighted
	under	average
	option	exercise price
Balance January 1, 2006	1,457,015	$5.94
Options exercised	(1,250)	1.80
Options forfeited	(28,750)	9.06

Balance March 31, 2006	1,427,015	5.88

     As of March 31, 2006, options to acquire 1,296,763 shares at a weighted average exercise price of $6.11 per share were exercisable. As of March 31, 2006, there was approximately $398,000 of total unrecognized compensation cost related to share-based compensation arrangements granted under our stock award plans that are expected to vest. We expect to recognize that cost over a weighted average period of 1.4 years.
     During the fourth quarter of 2005, grants of 27,000 restricted shares were made to our directors, of which 3,000 shares were forfeited during the first quarter of 2006, and 24,000 shares remained outstanding as of March 31, 2006. The fair value of the shares at the grant date was $13.97 per share. None of the restricted shares had vested as of March 31, 2006.
     We did not grant any options in the first quarter of 2005 or the first quarter of 2006. The intrinsic value of options exercised was $114,000 and $6,000 during the first quarter of 2005 and 2006, respectively.
     Options outstanding that were fully vested or expected to vest as of March 31, 2006:

Number of shares under option	1,427,015
Weighted average exercise price	$5.88
Aggregate intrinsic value	$1,393,000
Weighted average remaining contractual term	2.7 years
     All fully vested options are currently exercisable as of March 31, 2006.
     None of our outstanding options were modified during 2005 or during the first quarter of 2006. However, in April 2006 we extended the termination date of certain options and accelerated the vesting of certain options granted to our former President and Chief Executive Officer. In connection with this action we will record non-cash compensation expense of $618,000 in the second quarter of 2006.
7. Provision for Income Taxes
     Our effective tax rate for the first three months of 2006 was 23.0%, resulting in a tax benefit of $449,000. For the first three months of 2005, our effective tax rate was 34.2%, and the tax provision was $857,000. The 2006 rate differs from the United States statutory rate of 34% due to the nondeductiblity of interest in the United Kingdom and losses in Canada, for which no tax benefit can be recorded.
8. Segment Reporting
     We have two reportable segments: Automated Teller Machines (“ATM”) and Photocopy. ATM owns and operates ATM machines in retail establishments, sells ATM machines, and services equipment for others. Photocopy owns and maintains self-service photocopiers in retail establishments.
     The accounting policies of the segments are substantially the same as those described in Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluate each segment’s performance based on operating income or loss excluding costs of raising capital and pursuing potential acquisitions. Information regarding the operations of these reportable segments is as follows (in thousands):

	Three months ended
	March 31,
	2005	2006
Net sales:
ATM	$24,527	$21,302
Photocopy	8,878	7,614

	$33,405	$28,916

Operating income (loss) excluding unallocated costs:
ATM	$5,753	$2,192
Photocopy	477	(602)

	$6,230	$1,590

Reconciliation of segment data to income (loss) before income taxes:
Operating income excluding unallocated costs	$6,230	$1,590
Unallocated costs	(1,564)	(1,557)
Interest expense	(2,404)	(2,278)
Other income, net	246	297

Income (loss) before income taxes	$2,508	$(1,948)

     Management periodically reviews the expenses associated with each business segment as well as those expenses that are for general corporate purposes, but not directly related to the operation of any one business segment, such as the cost of raising capital and pursuing acquisitions. Unallocated costs are those expenses management believes are attributable to general corporate purposes.
Total assets as of March 31, 2006 (in thousands):

ATM (including goodwill of $118.7 million)	$290,662
Photocopy	43,807

$334,469

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     Statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on management’s current expectations about future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other similar words or expressions.
     Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of the risks and uncertainties that may impact our business in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise except as required under the federal securities laws and the rules and regulations of the SEC.
Overview
     We are a large-scale, multinational owner and operator of automated teller machine, or ATM, networks with operations in the United States, the United Kingdom and Canada. During the first quarter of 2006 our networks had an average of 18,321 transacting ATMs. In addition, with an average of 23,420 self-service merchant-based photocopiers in the United States, the United Kingdom and Canada during the first quarter of 2006, we believe we have the largest photocopier network in the world.
     In 2005, we incurred a net loss of $8.9 million. Subsequent to the end of 2005, based upon our financial performance during the second half of 2005, we determined that we were in default under certain financial covenants contained in the credit facility administered by Bank of America. We have entered into a forbearance agreement with the lenders with respect to that facility. In addition, there are claimed cross-default provisions in our facility for funding the cash which is placed in our ATMs (which we refer to as “vault cash”) in the United States. We have entered into a forbearance agreement with the lender under that facility as well. For a discussion of these defaults and potential defaults, the forbearance agreements and their effect on us, see “Liquidity and Capital Resources – Bank of America Credit Facility” and “– United States Vault Cash Facility.”
     During the first quarter of 2006, our ATM networks had an average of 18,321 transacting machines deployed throughout the United Kingdom, United States and Canada representing a decrease of 1,944 ATMs (or 9.6%) when compared to the first quarter of 2005. The decrease in the number of ATMs was principally due to attrition of ATM contracts acquired in our acquisition of the ATM business of eFunds Corporation in November 2004. Our ATM operations produced net sales of $21.3 million during the first quarter of 2006, a decrease of $3.2 million (or 13.1%) as compared to the same period in the prior year.
     During the first quarter of 2006, we had an average of 23,420 installed photocopiers in the United States, Canada and the United Kingdom, a decrease of 1,250 photocopiers (or 5.1%) when compared to the average for the first quarter of the prior year. The decrease in the number of photocopiers was caused primarily by the elimination of low volume sites. Photocopy net sales were $7.6 million for the quarter ended March 31, 2006, down from $8.9 million during the same period in the prior year.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, statement of operations data, expressed as a percentage of sales of each item on our Consolidated Statements of Operations.

	Three months ended March 31
	2005	2006
Sales	100.0%	100.0%
Less discounts	43.2	45.4

Net sales	56.8	54.6
Cost of vault cash	3.5	4.2
Other cost of sales	26.3	28.2

Gross profit	27.0	22.2
Selling, general and administrative expense	18.8	21.8
Asset write-offs	.3	.3

Operating income	7.9	.1
Interest expense	4.1	4.3
Other (income) expense, net	(.5)	(.6)

Income (loss) before income taxes	4.3	(3.6)
Provision (benefit) for income taxes	1.5	(.8)

Net income (loss)	2.8%	(2.8)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
ATM Results of Operations

	Three months ended March 31,
		% of		% of
	2005	sales	2006	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$43,651	90.7%	$39,516	90.2%
Service and other sales	2,896	6.0	2,744	6.3
Sales of ATM equipment	1,565	3.3	1,533	3.5

Total sales	48,112	100.0	43,793	100.0
Less discounts	23,585	49.0	22,491	51.4

Net sales	24,527	51.0	21,302	48.6
Cost of sales
Cost of vault cash	2,045	4.3	2,211	5.0
Other	9,667	20.1	9,361	21.4

Gross profit	$12,815	26.6%	$9,730	22.2%

Operating Data:
Average number of transacting ATMs	20,265		18,321
Withdrawal transactions	18,588,309		17,288,166
Average withdrawals per ATM per month	306		315
Average transaction-based sales per withdrawal transaction	$2.35		$2.29
Average discount per withdrawal transaction	$1.27		$1.30
Net transaction-based sales per withdrawal transaction	$1.08		$.98
Photocopy Results of Operations

	Three months ended March 31,
		% of		% of
	2005	sales	2006	sales
	(in thousands, except operating and percentage data)
Sales	$10,700	100.0%	$9,160	100.0%
Less discounts	1,822	17.0	1,546	16.9

Net sales	8,878	83.0	7,614	83.1
Cost of sales	5,787	54.1	5,598	61.1%

Gross profit	$3,091	28.9%	$2,016	22.0%

Operating Data:
Average number of photocopiers	24,670		23,420
Average photocopies per machine per month	1,749		1,367
Average sales per photocopier per month	$144.57		$130.37
Average sales per photocopy	$.083		$.095
Average discount per photocopy	$.014		$.016
Average net sales per photocopy	$.069		$.079
Average gross profit per photocopy	$.024		$.021

Sales
     For the first quarter of 2006, consolidated sales decreased by $5.9 million, or 10%, to $53.0 million from $58.8 million for the first quarter of 2005. ATM sales decreased by $4.3 million due primarily to a reduction in the number of transacting ATMs in our networks, while photocopier sales decreased by $1.5 million due to a decline in installed photocopiers and in the average number of photocopies per machine.
     During the first quarter of 2006, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the Canadian dollar and an increase in the value of the U.S. dollar compared to the British pound. Approximately 31% of consolidated sales for the quarter were generated in the United Kingdom and Canada by our subsidiaries in those countries. The average exchange rates during the first quarter of 2006 were U.S. $1.754 to £1.00 and U.S. $.872 to Canadian $1.00, compared to U.S. $1.902 to £1.00 and U.S. $.813 to Canadian $1.00 during the first quarter of 2005. As a result of these changes in the value of the British pound and Canadian dollar, we reported $630,000 less in sales during the first quarter of 2006 than we would have reported had the exchange rates remained constant at the averages for the first quarter of 2005. This reduction was substantially offset by corresponding exchange rate-related decreases in expenses.
     ATM sales. ATM sales were $43.8 million for the first quarter of 2006 compared to $48.1 million for the first quarter of the prior year. The $4.3 million decrease in ATM sales was primarily a result of a $4.1 million decrease in transaction-based sales.
     The $4.1 million decrease in transaction-based sales resulted from:
•	A 9.6% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of the contracts acquired from eFunds Corporation in November 2004. We expect that the number of ATMs in our networks will continue to decrease during the remainder of 2006. However, we expect the decrease to be at a lower rate than that experienced during the last twelve months.

•	A 2.6% decrease in average transaction-based sales per withdrawal transaction, to $2.29 from $2.35 in the first quarter of the prior year.
     The decreases in the number of ATMs in our network and sales per withdrawal transaction were partially offset by:
•	A 2.9% increase in average withdrawals per ATM per month, to 315 from 306 in the first quarter of the prior year.
     The change in the value of the British pound and Canadian dollar relative to the U.S. dollar for the first quarter of 2006 compared to same period in the prior year, resulted in a $616,000 decrease in ATM sales. This decrease was substantially offset by exchange rate-related decreases in costs.

     Photocopier sales. Photocopier sales in the first quarter of 2006 were $9.2 million compared to $10.7 million in the first quarter of the prior year. The $1.5 million decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 26% for the first quarter of 2006 compared to the same period in the prior year, to 96 million copies from 129 million copies, due to a combination of:
•	A decline in installed photocopiers to an average of 23,420 in the first quarter of 2006 from an average of 24,670 for the same period in the prior year, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable; and

•	A decline in the average number of photocopies made per unit per month to 1,367 for the first quarter of 2006 from 1,749 for the same period in the prior year due to price increases that became effective in early 2006, as well as competition from alternative media and copying services.
     The declining volume was partially offset by an increase in our average sales per copy, to $.095 in the first quarter of 2006 from $.083 in the same period in the prior year due to our efforts to work with merchants to increase prices in late 2005 and early 2006.
Sales Discounts
     Sales discounts on a consolidated basis as a percentage of sales were 45.4% in the first quarter of 2006 and 43.2% in the first quarter of 2005. Sales discounts in the ATM business increased to 56.9% of transaction-based sales in the first quarter of 2006 from 54.0% in the first quarter of the prior year. ATM sales discounts in the first quarter of 2005 were lower than normal due to an accrual for recovery of overpayments to merchants credited to discounts in that quarter. ATM sales discounts in the first quarter of 2006 of 56.9% of transaction based sales are slightly lower than the comparable percentage (57.6%) for all of 2005. Sales discounts in the photocopier business decreased in the first quarter of 2006 to 16.9% of sales from 17.0% in the first quarter of the prior year, as a result of declining volumes and merchant contracts that provide percentage discounts that decrease as copy volume decreases.

Cost of Sales
     Cost of sales on a consolidated basis increased to 32.4% of sales in the first quarter of 2006, from 29.8% in the first quarter of the prior year. Cost of sales as a percentage of sales increased in both the ATM and photocopier segments.
     ATM cost of sales. Cost of sales in our ATM operations decreased by $140,000 to $11.6 million in the first quarter of 2006 from $11.7 million for the same time period in the prior year, as a result of:
•	A $305,000 decrease in the cost of ATM machines sold.

•	A decrease in our ATM networks to an average of 18,321 transacting ATMs in the first quarter of 2006 compared to an average of 20,265 transacting ATMs in the same period of the prior year. This decrease in transacting units resulted in:
•	a $240,000 decrease in the cost of parts, and

•	a $157,000 decrease in telecommunication and processing fees.
•	A $162,000 decrease in rental expense caused by the termination of an operating lease for ATM equipment.

•	Exchange rate effects – The ATM segment reported $311,000 less in cost of sales in the first quarter of 2006 than it would have reported had the exchange rate for the British pound remained at the average for the first quarter of the prior year.
     The decreases in cost of ATM sales were partially offset by:
•	A $346,000 increase in the cost of armored car carriers, partially as a result of a program to reduce cash balances in our ATM machines resulting in more frequent cash deliveries.

•	A $320,000 increase in depreciation due primarily to depreciation on the cost of upgrading ATM equipment in the United Kingdom to meet EMV standards during 2005.

•	A $166,000 increase in the cost of vault cash caused by increasing interest rates.
     However, expressed as a percentage of sales, cost of sales in our ATM operations increased to 26.4% of sales from 24.3% in the first quarter of the prior year primarily because of increases in the cost of armored car services and vault cash and the increase in depreciation expense.
     Photocopier cost of sales. Cost of sales in our photocopier operations decreased to $5.6 million in the first quarter of 2006 compared to $5.8 million for the same period in the prior year. The reduction in photocopy volume resulted in a decrease in the cost of parts and supplies by $240,000.

     However, as a percent of sales, cost of sales in our photocopier operations increased to 61.1% of sales from 54.1% in the first quarter of the prior year. This increase as a percent of sales was due primarily to a $34,000 increase in labor costs and a $93,000 increase in auto expense due to increased fuel costs despite reduced photocopy volumes and sales.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $438,000 to $11.5 million in the first quarter of 2006 from $11.1 million in the first quarter of the prior year. Selling, general and administrative expense as a percent of sales increased to 21.6% in the first quarter of 2006 from 18.8% in the first quarter of the prior year. Specific increases included:
•	The cost of compliance with Sarbanes-Oxley increased by $573,000 due to implementation costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

•	Legal expense increased by $259,000, due primarily to increased compliance costs and other corporate matters.

•	Consulting fees increased by $171,000 due primarily to the cost of improving our information systems technology.

•	Business use, sales and value added tax increased by $145,000 due primarily an increase in purchases subject to VAT and a decrease in the percentage of VAT recoverable.
     The increases in selling, general and administrative expense were partially offset by:
•	Labor expense decreased by $599,000. The decrease in labor cost was due in part to a $280,000 reduction in incentive compensation expense. In late 2004 and early 2005 retention bonuses were paid to our executives that were charged to expense during 2005. No such bonuses were paid at the end of 2005 or in early 2006.

•	Amortization expense decreased by $168,000, primarily due to the declining amortization of intangible assets relating to ATM contracts.

•	The changes in the value of the British pound and Canadian dollar caused a decrease of $137,000 in selling, general and administrative expense.

     As required by SFAS No. 123R, effective in the first quarter of 2006 we have begun to recognize compensation expense relating to stock option grants that were not vested at the beginning of 2006. Also, in the fourth quarter of 2005, we issued shares of restricted stock to our directors. The fair value of these shares on the date of issuance is being charged to expense over the vesting period. The expense relating to our stock options and restricted stock grants is reported as non-cash compensation expense included in selling, general and administrative expense in our consolidated statement of operations.
     In April 2006 we determined to extend the termination date of certain options and accelerate the vesting of certain options granted to our former President and Chief Executive Officer. In connection with this action we will record non-cash compensation expense of $618,000 in the second quarter of 2006.
Asset Write-offs
     Asset write-offs were $187,000 in the first quarter of 2006, an increase of $35,000 from the same period in the prior year.
Interest Expense
     Interest expense decreased by $126,000 to $2.3 million in the first quarter of 2006 from $2.4 million in the first quarter of 2005. The decrease in interest expense is due primarily to a decrease in the average balance outstanding offset by an increase in our average term loan interest rate from 6.89% at March 31, 2005 to 9.78% at March 31, 2006. In the first quarter of 2006 our average interest-bearing debt was $92.2 million. In the first quarter of 2005 our average interest-bearing debt was approximately $135 million, mostly borrowings pursuant to our $150 million syndicated loan facility underwritten and arranged by Bank of America, N.A. We expect that interest expense will increase materially in the second quarter of 2006 as a result of our defaults under our credit facility with Bank of America, the resultant forbearance agreement and higher interest rates. We discuss this facility in “Liquidity and Capital Resources – Bank of America Credit Facility.”
Tax Rate
Our effective tax rate for the first quarter of 2006 was 23.0%, resulting in a tax benefit of $449,000. For the first quarter of the prior year, the effective tax rate was 34.2%, and the tax provision was $857,000. The 2006 rate differs from the United States statutory rate of 34% due to the nondeductiblity of interest in the United Kingdom and losses in Canada, for which no tax benefit can be recorded.

Net Income (Loss)
     Net loss for the first quarter of 2006 was $1.5 million, a decrease of $3.2 million compared to the $1.7 million in net income for the same period in the prior year. Income (loss) available to common shareholders was a loss of $1.5 million in the first quarter of 2006 and income of $1.4 million in the first quarter of 2005.
Liquidity and Capital Resources
General
     Our principal ongoing funding requirements are for working capital to finance our operations, service debt and service lease obligations. Unless we receive an additional extension of time, in 2006 we will also be required to fund upgrades to our United States ATMs to comply with industry standards governing encryption of data.
     During the first three months of 2006, we used $3.8 million of cash for operating activities as compared to $798,000 used for operating activities in the same period in 2005. The decrease in cash flows from operating activities was due primarily to a reduction in accrued liabilities during the quarter. We used $1.5 million to reduce debt and $1.0 million for capital expenditures during the quarter.
     We had cash and cash equivalents of $3.2 million at March 31, 2006, compared to $9.7 million at December 31, 2005, and a net working capital deficit of $85.4 million at March 31, 2006 compared to a working capital deficit of $89.2 million at December 31, 2005.
     We believe that as of March 31, 2006, the remaining cost of upgrading the ATMs we own in the United States to comply with new industry standards known as triple DES will be approximately $3.3 million. These costs are being capitalized and depreciated over the remaining life of each asset. As of March 31, 2006, approximately 25% of our ATMs in the United States were compliant with triple DES.
     While we believe that we have sufficient liquidity and capital resources to conduct our ongoing operations, we do not have sufficient liquidity and capital resources to repay our Bank of America credit facility if immediate payment is demanded. If payment of our United States vault cash facility is demanded, we could repay the outstanding balance using our vault cash. However, we would have to find an alternate source for vault cash to continue to provide cash to our United States full placement ATMs. See “Overview”, “Liquidity and Capital Resources – Bank of America Credit Facility” and “– United States Vault Cash Facility.” Moreover, the increased rates charged under our Bank of America credit facility, and the increased rates we likely would be charged by lenders with respect to any refinancing of that facility which we may be able to obtain, will reduce our liquidity in future periods.

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
     On March 15, 2006, because of defaults in covenants requiring certain funded debt to earnings and debt coverage ratios, we entered into a Forbearance Agreement and Amendment with the lenders. We have also failed to meet the funded debt to earnings and debt coverage ratios for the first quarter of 2006. However, pursuant to the Forbearance Agreement and Amendment and subject to certain conditions, the lenders have agreed until June 15, 2006 to forbear from exercising any and all rights or remedies available to them as a result of the forgoing events of default. Under the terms of the amended agreement, the maximum amounts available under our domestic and foreign lines of credit until June 15, 2006 have been reduced to $15 million and $5 million, respectively. The amendment to our agreement also increased the interest rates on borrowings under our credit facility which we describe in “Maturity date and interest rate” below.
     We believe that it is unlikely that we will meet the financial covenants at the end of the second quarter of 2006, in which case the lenders will have the right to declare the facility in default and require payment in full of our outstanding debt unless we obtain new financing or an extension of the forbearance period. Therefore, the entire balance of the term loan and borrowings under the lines of credit is classified as a current liability on our consolidated balance sheet. If we are unable to refinance the facility by June 16, 2006 or obtain additional forbearance, we may be unable to continue as a going concern.
     For a discussion of claimed cross-defaults under our United States vault cash facility, see” – United States Vault Cash Facility.”
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
     As of March 31, 2006, we owed $90.1 million on the facility, consisting of $80.3 million on the term loan and $9.8 million on the lines of credit. In addition, Bank of America had issued a letter of credit in the amount of $3.8 million to guarantee our performance under an agreement relating to our United States vault cash facility and a letter of credit totaling £750,000 (approximately $1.3 million) in connection with our effort to acquire the ATM business of Travelex, leaving a balance available under our lines of credit of $5.1 million as of March 31, 2006. As of March 31, 2006, the weighted average interest rate on the term loan was 9.78%; interest rates on the domestic and foreign lines of credit were 10.25% and 7.35%, respectively.
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
     In addition, the credit agreement requires us to maintain a fixed charge coverage ratio, defined as the ratio of EBITDA and non-cash expenses to fixed charges, including taxes paid, interest paid, scheduled debt payments, cash dividends and distributions (except those permitted under the credit agreement) as follows:
•	for 2005: 1.00;

•	the first three quarters of 2006: 1.10;

•	for the fourth quarter of 2006 and the first three quarters of 2007: 1.15, and

•	thereafter: 1.20
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
United States Vault Cash Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. We currently have access to $150 million of vault cash under the facility of which $78.5 million was being used at March 31, 2006.
     DZ Bank has asserted, based upon a cross-default provision in the Loan and Servicing Agreement governing the facility, that defaults under our Bank of America credit facility, which we discuss in “Overview” and “Bank of America Facility,” constitute a default under the Loan and Servicing Agreement. We have entered into a forbearance agreement under which DZ Bank has agreed to forbear from asserting that default until June 15, 2006. If our United States vault cash facility were declared in default and payment demanded, we may be unable to continue as a going concern unless we are able to find another vault cash provider. See Item 1A “Risk Factors — Risk Relating to Our Default Under Our Credit Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Structure of the facility. The facility is based on the relationship between three primary companies. These companies are:
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
     The Trust engages TRM ATM, as servicer, and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement. Under the terms of the November 2004 amendment to the facility, TRM ATM is permitted to subservice certain servicing functions to eFunds Corporation pursuant to a master services agreement related to our acquisition of the eFunds ATM business.
     The Loan and Servicing Agreement contains covenants applicable to us, including a minimum tangible net worth requirement. We were in compliance with the covenant to maintain a minimum tangible net worth as of March 31, 2006.
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
     Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.75% plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans. Interest paid during the quarter ended March 31, 2006 was $868,000.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of March 31, 2006. Autobahn’s annual return is equal to 1.75% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility. Fees paid during the quarter ended March 31, 2006 were $392,000.
     Risk of loss and insurance. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the minority equity investor and with Autobahn as the majority equity investor. TRM ATM serves only as an administrator or servicer of the Trust.
     We maintain letters of credit totaling $3.8 million, or 4.1% of loans outstanding on March 31, 2006, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.
U.K. Vault Cash Facility
     Our U.K. ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and is not included on our balance sheet. During the first quarter of 2006, we accessed amounts ranging from £17.8 million ($30.8 million based on exchange rates as of March 31, 2006) to £29.0 million ($50.1 million based on exchange rates as of March 31, 2006) under this arrangement and paid a total of $496,000 for use of the cash. Our defaults under our Bank of America credit facility may constitute an event of default under our United Kingdom vault cash facility upon termination of the forbearance period. If we are unable to refinance our debt or extend the forbearance period prior to June 15, 2006, and the lenders declare us in default with respect to our Bank of America credit facility, we may be declared to be in default with respect to this agreement as well.

Canadian Vault Cash Facility
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As in our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. During the first quarter of 2006, we accessed amounts ranging from Canadian $11.4 million (U.S. $9.7 million based on exchange rate as of March 31, 2006) to Canadian $19.7 million (U.S. $16.8 million based on exchange rates as of March 31, 2006) and paid a total of $286,000 for use of the cash. We believe that the default under the Bank of America credit facility does not constitute a default under our Canadian vault cash facility.
Contractual Commitments and Obligations
     Contractual commitments and obligations as of March 31, 2006 were as follows (in thousands):

	Payments Due by Period
		April 1 –
		December 31,
Contractual obligations	Total	2006	2007-2008	2009-2010	After 2010
TRM Corporation and subsidiaries
Long-term debt	$122,407	$12,033	$30,155	$80,219	$—
Capital lease obligations	1,323	613	710	—	—
Operating leases	6,845	1,692	2,714	1,222	1,217
Purchase obligations	18,125	3,750	10,000	4,375	—

Total TRM Corporation and subsidiaries	148,700	18,088	43,579	85,816	1,217
TRM Inventory Funding Trust note payable	82,282	3,796	78,486	—	—

Total contractual cash obligations	$230,982	$21,884	$122,065	$85,816	$1,217

     The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of March 31, 2006. The long-term bank debt and TRM Inventory Funding Trust note payable are shown above in accordance with their contractual terms. However, because we believe it is likely that our creditors may be able to demand payment of those debts during 2006, we have classified them as current liabilities in our consolidated balance sheet. Purchase obligations consist of a master services agreement with eFunds Corporation, which involves payment totaling at least $5 million annually through November 2009.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates as of March 31, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Standards and Effects on Earnings Per Share
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R became effective January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We adopted SFAS 123R using the modified prospective transition method. Because most of our previously granted stock options had vested prior to the end of 2005 and no new options have been issued during 2006, the effect of adopting SFAS 123R on our results of operations, loss per share and cash flow for the first quarter of 2006 was not material.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.
Interest Rate Risk
     We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income was $144,000 for the quarter ended March 31, 2006, and $108,000 for the same period in 2005. If the interest rate we earned on the $3.2 million cash we had available for investment at March 31, 2006 increased or decreased by 1%, our interest income would not change materially.
     Interest on borrowings pursuant to our syndicated loan facility is at variable rates. As of March 31, 2006 the weighted average interest rate on our $80.3 million term loan was 9.78%, the interest rate on the $6.3 million outstanding under the domestic line of credit was 10.25%, and the weighted average interest rate on the $3.5 million outstanding under the foreign line of credit was 7.35%. If the interest rate for our borrowings under the syndicated loan facility increased by 1%, our interest cost would increase by $901,000 per year. However, a 1% increase in the

LIBOR rate would result in the LIBOR interest rate exceeding 5%, and we would benefit from our interest rate cap on $50 million of our term loan. The net increase in our interest cost would be $524,000 per year.
     Under our United States vault cash facility, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $76.8 million at March 31, 2006 and $75.4 million at March 31, 2005 under this arrangement. The weighted average interest rate on these borrowings at March 31, 2006 was 6.59%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $1.4 million and $982,000 for the quarters ended March 31, 2006 and 2005, respectively. If the interest rate for the Trust’s borrowings at March 31, 2006 increased by 1%, to a weighted average of 7.59%, our cost of sales would increase by $768,000 per year.
     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and the cash is not included on our consolidated balance sheet. During the first three months of 2006 we accessed amounts ranging from £17.8 million ($30.8 million based upon exchange rates as of March 31, 2006) to £29.0 million ($50.1 million based upon exchange rates as of March 31, 2006). During the first three months of 2005 we accessed amounts ranging from £22.3 million ($42.1 million based upon exchange rates as of March 31, 2005) to £38.1 million ($72.0 million based upon exchange rates as of March 31, 2005). Fees that we pay for use of the cash are related to the bank’s interest rates. Based on the £29.0 million balance being used at March 31, 2006, if the cost of the cash increased by 1%, our cost of sales would increase by £290,000 ($501,000 based upon exchange rates as of March 31, 2006) per year.
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As with our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. During the first quarter of 2006, we accessed amounts ranging from Canadian $11.4 million (U.S. $9.7 million based on exchange rates as of March 31, 2006) to Canadian $19.7 million (U.S. $16.8 million based on exchange rates as of March 31, 2006) and paid a total of $286,000 for use of the cash. Fees that we pay are related to the bank’s interest rates. Based on the Canadian $14.8 million balance being used at March 31, 2006, if the cost of cash increased by 1% our cost of sales would increase by Canadian $148,000 ($126,000 based on exchange rates as of March 31, 2006) per year.
Foreign Currency Risk
     We have international subsidiaries subject to foreign currency exchange rate exposure. We realize sales from, and pay the expenses of our international operations in British pounds and Canadian dollars. Accordingly, we are exposed to the risk of foreign exchange rate fluctuations.
     Foreign exchange rate transaction gains, net of losses, were $44,000 for the three months ended March 31, 2006. Foreign exchange transactions resulted in gains, net of losses, of $66,000 for the three months ended March 31, 2005. If foreign currency rates were to fluctuate from rates at March 31, 2006 our financial position might be materially affected. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at March 31, 2006, the potential increase in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $6.2 million. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the average for the quarter ended March 31, 2006, the impact on sales would have been an aggregate increase of approximately $1.6 million, or 2.9%. The impact on net income for the three months ended March 31, 2006 would have been an aggregate increase of approximately $56,000, or .5%. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at March 31, 2006, the potential decrease in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $6.2 million. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the average quoted foreign currency exchanges rates for the quarter ended March 31, 2006, the impact on sales would have been an aggregate decrease of $1.6 million, or 2.9%. The impact on net income for the three months ended March 31, 2006 would have been an aggregate decrease of approximately $56,000, or .5%.
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
     Subsequent to the end of 2005, we have taken steps to remediate the material weaknesses in our internal control over financial reporting that we identified as of December 31, 2005.
•	We have hired a controller, director of accounting and a senior tax accountant to augment our accounting, financial reporting and financial control function in our accounting department.

•	At the end of the first quarter of 2006, our management has performed a review of our accounts receivable agings in connection with our analysis of the allowance for doubtful accounts, and we believe that our accounts receivable are fairly stated at the end of the quarter.

•	We have modified our reporting structure so that the Director of Finance for our United Kingdom subsidiaries now reports to our Chief Financial Officer rather than to local management in the United Kingdom. We have not had any major capital projects in the United Kingdom during the first quarter of 2006 that would warrant review by our Chief Financial Officer, Principal Accounting Officer or Corporate Controller.

•	Also at the end of the first quarter of 2006, our Director of Finance in the United Kingdom has reviewed all significant accrued liability accounts of our United Kingdom subsidiaries to ensure that such accounts are fairly stated at the end of the quarter.
     However, as of May 5, 2005, the testing of the effectiveness of our remediation plan as well as hiring one or more internal auditors, have not been completed.
     Other than as described in the two previous paragraphs, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     On May 3, 2006 we entered into an employment agreement with Jeffrey F. Brotman as President and Chief Executive Officer and a retainer agreement with Amy B. Krallman as Senior Vice President and Corporate Counsel. Mr. Brotman’s contract provides a term through March 12, 2009 to be automatically renewed for one-year periods unless either party gives notice of non-renewal, an initial salary of $475,000, with bonuses as provided by the compensation committee of our Board of Directors, and termination payments (as provided in the employment agreement) in the event of termination of the agreement other than for cause (as defined in the employment agreement). Ms. Krallman’s agreement is for a rolling 90 day term, at a prorated annual salary of $250,000, with bonuses as provided by the compensation committee of our Board of Directors, and termination payments (as provided in the retainer agreement) in the event of termination of the agreement other than for cause (as defined in the retainer agreement).

ITEM 6. EXHIBITS
(a) Exhibits

2.1	(a)	Purchase Agreement by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation dated as of September 30, 2004 (incorporated herein by reference to Exhibit 10.3 of Form 10-Q filed for the quarter ended September 30, 2004)

2.1	(b)	Amendment No. 1 to the Purchase Agreement by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation dated November 19, 2004 (incorporated herein by reference to Exhibit 2.2 of Form 8-K dated November 19, 2004)

3.1	(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1	(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2		Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1		Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2		Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.3		Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4		Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

10.7	(i)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman

10.7	(j)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman

10.8	(c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corporation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A.

(incorporated herein by reference to Exhibit 10.1 of Form 8-K filed March 20, 2006)

10.9	(f)	Forbearance Agreement dated March 28, 2006, among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 29, 2006)

31.1		Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3		Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION

Date: May 5, 2006	By:	Jon S. Pitcher Jon S. Pitcher
Principal Accounting Officer