Form 10-Q
period 2006-06-30
TRM CORP
filed 2006-08-09
CIK 749254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,089,844 shares of common stock outstanding at June 30, 2006.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS
SIGNATURE
Share Purchase Agreement
Senior Executive Agreement
Credit Agreement dated June 6, 2006
Second Lien Loan Agreement dated June 6, 2006
Facility Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Principal Accounting Officer
Certification of Chief Executive Officer, pursuant to Section 906
Certification of Chief Financial Officer, pursuant to Section 906
Certification of Principal Accounting Officer, pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(unaudited)
(In thousands)

	December 31,	June 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$9,708	$10,459
Restricted cash	—	4,500
Accounts receivable, net	13,231	12,418
Income tax receivable	211	335
Inventories	1,930	2,671
Prepaid expenses and other	3,610	3,844
Deferred tax asset	1,036	1,054
Restricted cash – TRM Inventory Funding Trust	74,962	—

Total current assets	104,688	35,281
Equipment, less accumulated depreciation and amortization	71,709	66,466
Restricted cash – TRM Inventory Funding Trust	—	85,459
Deferred tax asset	1,631	—
Goodwill	118,875	119,694
Other intangible assets, less accumulated amortization	43,044	40,169
Other assets	1,835	1,148

Total assets	$341,782	$348,217

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,218	$12,807
Accrued expenses	14,940	8,780
Current portion of long-term debt	91,605	5,539
TRM Inventory Funding Trust note payable	73,269	—
Current portion of obligations under capital leases	828	313

Total current liabilities	193,860	27,439

TRM Inventory Funding Trust note payable	—	83,798
Long term debt	—	94,882
Obligations under capital leases	686	56
Deferred tax liability	5,430	3,606
Other long-term liabilities	380	307

Total liabilities	200,356	210,088

Minority interest	1,500	1,500

Shareholders’ equity:
Common stock, no par value -
50,000 shares authorized; 17,090 shares issued and outstanding (16,871 at December 31, 2005)	131,545	132,431
Additional paid-in capital	63	63
Accumulated other comprehensive income:
Accumulated foreign currency translation adjustments	2,958	4,697
Other	(74)	—
Retained earnings (deficit)	5,434	(562)

Total shareholders’ equity	139,926	136,629

Total liabilities and shareholders’ equity	$341,782	$348,217

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006
Sales	$60,137	$52,833	$117,579	$104,763
Less discounts	28,065	25,296	53,275	49,145

Net sales	32,072	27,537	64,304	55,618
Cost of sales:
Cost of vault cash	2,469	2,681	4,514	4,892
Other	13,674	15,332	28,530	29,738

Gross profit	15,929	9,524	31,260	20,988
Selling, general and administrative expense (including non-cash compensation of $711 and $795 in the three and six months ended June 30, 2006)	10,824	11,622	21,157	22,717
Equipment write-offs	—	83	141	226

Operating income (loss)	5,105	(2,181)	9,962	(1,955)
Interest expense:
Interest expense and amortization of debt issuance costs	2,659	3,596	5,019	5,858
Loss on early extinguishment of debt	—	3,477	—	3,477
Other expense (income), net	(857)	(1,252)	(1,210)	(1,541)

Income (loss) from continuing operations before income taxes	3,303	(8,002)	6,153	(9,749)
Provision (benefit) for income taxes	1,229	(2,465)	2,225	(2,799)

Income (loss) from continuing operations	2,074	(5,537)	3,928	(6,950)
Discontinued operations:
Gain (loss) from operations of discontinued UK photocopier company (including gain on disposal of $2,186 in the three and six months ended June 30, 2006)	100	1,834	(243)	1,632
Provision (benefit) for income tax	(688)	794	(827)	678

Gain from discontinued operations	788	1,040	584	954

Net income (loss)	$2,862	$(4,497)	$4,512	$(5,996)

Basic and diluted per share information:

Income (loss) from continuing operations	$2,074	$(5,537)	$3,928	$(6,950)
Preferred stock dividends	—	—	(147)	—
Income allocated to Series A preferred shareholders	—	—	(57)	—

Net income (loss) from continuing operations available to common shareholders	$2,074	$(5,537)	$3,724	$(6,950)

Weighted average common shares outstanding	13,972	17,046	13,692	16,959
Dilutive effect of stock options	788	—	840
Dilutive effect of warrants	15	—	48	—

Weighted average common shares outstanding, assuming dilution	14,775	17,046	14,580	16,959

Basic income (loss) per share:
From continuing operations	$.15	$(.32)	$.27	$(.41)
Discontinued operations	.05	.06	.04	.06

Net income (loss)	$.20	$(.26)	$.31	$(.35)

Diluted income (loss) per share:
From continuing operations	$.14	$(.32)	$.26	$(.41)
Discontinued operations	.05	.06	.04	.06

Net income (loss)	$.19	$(.26)	$.30	$(.35)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(unaudited)
(In thousands)

					Accumulated
				Additional	other	Retained
	Comprehensive	Common		paid-in	comprehensive	earnings
	income	Shares	Amounts	capital	income	(deficit)	Total

Balances, December 31, 2005		16,871	$131,545	$63	$2,884	$5,434	$139,926
Comprehensive loss:
Net loss	$(5,996)	—	—	—	—	(5,996)	(5,996)
Other comprehensive income (loss):
Foreign currency translation adjustment:
Recognized in income	(1,538)	—	—	—	(1,538)	—	(1,538)
Other	3,277	—	—	—	3,277	—	3,277
Other	74	—	—	—	74	—	74

Comprehensive loss	$(4,183)

Exercise of stock options		219	91	—	—	—	91
Restricted stock expense		—	119	—	—	—	119
Stock option expense		—	676	—	—	—	676

Balances, June 30, 2006		17,090	$132,431	$63	$4,697	$(562)	$136,629

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six months ended June 30,
	2005	2006
Operating activities:
Net income (loss)	$4,512	$(5,996)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,028	10,412
Non-cash stock compensation	—	795
Loss on disposal of equipment	158	359
Provision for doubtful accounts	59	200
Loss on debt redemption	—	2,560
Debt financing costs	—	(2,917)
Gain on sale of discontinued operations	—	(648)
Cumulative translation adjustment recognized in current period net income	—	(1,538)
Changes in items affecting operations:
Accounts receivable	(7,405)	1,386
Income tax receivable	(229)	(124)
Inventories	(99)	235
Prepaid expenses and other	578	(140)
Accounts payable	(5,423)	(624)
Accrued expenses	(1,213)	(6,279)
Deferred income taxes	1,126	(2,297)

Total operating activities	2,092	(4,616)

Investing activities:
Proceeds from sale of equipment	36	24
Capital expenditures	(7,478)	(2,256)
Proceeds from discontinued operations sold	—	4,280
Acquisition of intangible and other assets	(1,028)	(155)

Total investing activities	(8,470)	1,893

Financing activities:
Borrowings on notes payable	9,254	113,461
Repayment of notes payable	(5,003)	(105,293)
Principal payments on capital lease obligations	(1,194)	(472)
Change in restricted cash	(8,914)	(14,997)
Proceeds from issuance of TRM Inventory Funding Trust note, net of repayments	9,107	10,529
Proceeds from exercise of stock options	115	91
Preferred stock dividends	(367)	—
Other	(13)	(19)

Total financing activities	2,985	3,300

Effect of exchange rate changes	(143)	174

Net increase (decrease) in cash and cash equivalents	(3,536)	751
Beginning cash and cash equivalents	5,576	9,708

Ending cash and cash equivalents	$2,040	$10,459

Supplemental cash flow information:
Non-cash transactions -
Conversion of preferred shares to common shares	$11,620	$—
Payments:
Cash paid for interest	$5,201	$3,848
Cash paid for income taxes	$395	$225
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
3. Net Income (Loss) Per Share
     Basic and diluted net income per share are based on the weighted average number of shares outstanding during each period, with diluted net income (loss) per share including the effect of potentially dilutive securities. For diluted net income per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock. For the three and six months ended June 30, 2005, options to purchase 15,000 shares of our common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three and six months ended June 30, 2006, all of our stock options and unvested restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. Our options could be dilutive in the future.
4. Inventories (in thousands):

	December 31,	June 30,
	2005	2006
Parts	$1,239	$1,889
ATMs held for resale	654	732
Paper, toner and developer	37	50

Total	$1,930	$2,671

5. Long-Term Debt (in thousands):

	December 31,	June 30,
	2005	2006
Syndicated loan:
Term loans	$82,182	$90,301
Line of credit	9,394	10,089
Other long term debt	29	31

	91,605	100,421
Less current portion	(91,605)	(5,539)

	$—	$94,882

     The weighted average interest rate on the term loans as of June 30, 2006 was 10.7%, and the interest rate on borrowings under the line of credit was 9.3%.
     In June 2006 we established a credit facility which we used to refinance our existing term loan and lines of credit. The new facility consists of three related agreements:
• a $45.5 million credit agreement (the “First Lien Credit Agreement”) with GSO Origination Funding Partners LP (the “GSO Fund”), the other lenders set forth therein and Wells Fargo Foothill, Inc., serving as administrative agent, revolving lender, swing line lender and L/C issuer (“WFF”);
• a $40 million second lien loan agreement with the GSO Fund, the other lenders set forth therein and WFF (the “Second Loan Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”); and
• a £12.9 million (approximately $23.8 million) facility agreement between our wholly-owned subsidiary, TRM (ATM) Limited (“TRM Ltd.”) and GSO Luxembourg Onshore Funding SarL (“GSO Lux”) as the original lender, facility agent and security agent (the “UK Facility Agreement”).
     Bank of America has required that we provide $4,500,000 of cash collateral in order for Bank of America to continue our treasury management program with it. We expect to transfer the treasury management program to WFF during the third quarter of 2006 at which time the cash collateral will be released. The released cash collateral is required to be applied at that time to reduce our obligations under the line of credit portion of the First Lien Credit Agreement.
     The First Lien Credit Agreement consists of a $30.5 million term loan facility and $15 million of revolving commitments. There is a letter of credit sublimit of $6.0 million under the revolving loan commitment. The Second Loan Agreement consists of a $40 million term loan.
     Under the First Lien Credit Agreement, both the revolving loans and the term loan bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0% while, under the Second Loan Agreement, the term loan bears interest at LIBOR plus 7.0%. Interest on all loans is payable quarterly. Under the First Lien Credit Agreement, we must pay quarterly installments of principal of $65,000, commencing September 30, 2006, with the remaining unpaid principal due at maturity. Under the Second Loan Agreement, we must pay the entire principal balance at maturity. The revolving and term loans under the First Lien Credit Agreement mature on June 6, 2011. The term loan under the Second Loan Agreement matures on June 6, 2012.
     The Credit Agreements contain affirmative and negative covenants that restrict our activities and those of our subsidiaries, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The Credit Agreements also contain mandatory prepayment events and events of default relating to customary matters, including payment and covenant defaults, cross defaults relating to other indebtedness, insolvency, loss of access to cash to service at least 80% of our ATM machines at the present level and loss of material contracts. Upon a default, WFF will, at the request of, or may, with the consent of the required lenders, accelerate the maturity of the loans and/or exercise remedies available to it and the lenders. Under the First Lien Credit Agreement, WFF may also terminate both the commitment of each lender to make loans under the revolving loan portion of the facility and WFF’s obligation to issue letters of credit, and require us and the other borrowers to provide cash collateral as security for any outstanding letters of credit.
     The UK Facility Agreement consists of a £12.9 million (approximately $23.8 million) term loan. TRM Ltd. must make quarterly principal payments of £32,260 (approximately $59,000) each commencing September 30, 2006 with the remaining principal balance becoming due on June 6, 2011. The loan bears interest at LIBOR plus 4.0% plus an amount intended to compensate GSO Lux for reserve requirements at the Bank of England or the European Central Bank with respect to the loan. The UK Facility Agreement contains affirmative and negative undertakings that restrict TRM Ltd.’s activities, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The UK Facility Agreement also contains mandatory prepayment events and events of default relating to customary matters, including non-payment, cross defaults relating to other indebtedness and insolvency. Upon a default, GSO Lux may accelerate the maturity of the loan.
     Affirmative covenants in the syndicated loan agreements include requirements to: achieve certain levels of earnings before taxes, depreciation, amortization and certain other non cash expenses; maintain certain financial ratios related to funded debt, total debt and fixed charge coverage to earnings before taxes, depreciation, amortization and non cash expenses; and limit capital expenditures. We were in compliance with all of the covenants of the syndicated loan agreements as of June 30, 2006.
     The borrowings pursuant to the new facility are collateralized by substantially all of our assets and the assets of our subsidiaries, and by a pledge of the stock of our United States subsidiaries and 65% of the stock of our foreign subsidiaries.
     Aggregate maturities of long-term debt (in thousands): 2006 — $5,290; 2007 — $498; 2008 - $498; 2009 — $498; 2010 — $498; thereafter $93,139.

6. Shareholders’ Equity
     Stock-Based Compensation
     Prior to 2006, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for stock-based compensation plans. Accordingly, we recognized no compensation expense for our stock-based compensation plans. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” during 2005 (in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$2,862	$4,512
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(374)	(747)

Pro forma net income	$2,488	$3,765

Basic net income per share:
As reported	$.20	$.31
Pro forma	$.18	$.26

Diluted net income per share:
As reported	$.19	$.30
Pro forma	$.17	$.24
     During the six months ended June 30, 2006, options were exercised for the purchase of 278,140 common shares at prices ranging from $1.15 to $6.50.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using APB No. 25, and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R became effective for our first quarter beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that had not vested by the adoption date. We have adopted SFAS 123R effective January 1, 2006 on a prospective basis using the modified prospective transition method. SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest. We have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Because most of our previously granted stock options had vested prior to the end of 2005 and no new options have been issued during 2006, the effect of adopting SFAS 123R on our results of operations, loss per share and cash flow for the first six months of 2006 was not material.
     Non-cash stock compensation expense for the first six months of 2006 is included in selling, general and administrative expense and includes amortization of previously unvested stock option grants and amortization of restricted shares of common stock granted to our directors and certain executive officers. In April 2006 we accelerated the vesting of certain options granted to our former President and Chief Executive Officer. We also recorded non-cash compensation expense of $618,000 in connection with this action in the second quarter of 2006.

Non-cash compensation expense (in thousands):

Modification of options previously granted	$618
Amortizaton of:
Option grants	58
Restricted shares	119

$795

     We have reserved 3,700,000 shares of common stock for issuance under our stock incentive plans. Under our plans we are authorized to issue incentive and nonqualified stock options and restricted shares of common stock. All options terminate no more than ten years from the date of grant and vest over various schedules ranging up to five years. We issue new shares upon exercise of options.
     A summary of stock option activity during the six months ended June 30, 2006 follows:

	Shares	Weighted
	under	average
	option	exercise price
Balance January 1, 2006	1,457,015	$5.94
Options exercised	(278,140)	1.88
Options forfeited	(97,750)	11.04

Balance June 30, 2006	1,081,125	6.52

     As of June 30, 2006, options to acquire 945,875 shares at a weighted average exercise price of $7.04 per share were exercisable. As of June 30, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under our stock award plans that are expected to vest. We expect to recognize that cost over a weighted average period of 2.3 years.

     During the fourth quarter of 2005, grants of 27,000 restricted shares were made to our directors, of which 9,000 shares were forfeited during the first six months of 2006. An additional 208,000 shares were granted in the second quarter of 2006, leaving 226,000 shares outstanding as of June 30, 2006. The fair value of the shares granted during the second quarter of 2006 at the grant date was $6.89 per share. None of the restricted shares have vested as of June 30, 2006.
     We did not grant any options in the first six months of 2005 or the first six months of 2006. The intrinsic value of options exercised was $147,000 and $1.5 million during the first six months of 2005 and 2006, respectively.
     Options outstanding that were fully vested or expected to vest as of June 30, 2006:

Number of shares under option	1,081,125
Weighted average exercise price	$6.52
Aggregate intrinsic value	$2.2	million
Weighted average remaining contractual term	2.8	years
     All fully vested options are currently exercisable as of June 30, 2006.
7. Provision for Income Taxes
     Our effective tax rate for continuing operations for the first six months of 2006 was 28.7%, resulting in a tax benefit of $2.8 million. The tax benefit is less than the statutory rate due to nondeductibility of interest in the United Kingdom and losses in Canada, for which no tax benefit can be recorded. Our effective tax rate for continuing operations for the first six months of 2005 was 36.2%, resulting in a tax provision of $2.2 million.
     Our effective tax rate for discontinued operations for the first six months of 2006 was 41.5%, resulting in a tax provision of $678,000. The tax provision is higher than the statutory rate because the tax benefit on operating losses of our United Kingdom photocopier subsidiary is computed at a United Kingdom tax rate that is lower than the United States rate on which the tax provision on the gain on disposal is computed. In the second quarter of 2005, we reached an agreement with the United Kingdom taxing authorities allowing the deductibility of certain intercompany interest amounts that had previously been treated as non-deductible, mostly by our United Kingdom photocopier subsidiary. The benefit of this additional deductible expense has been recognized in the second quarter of 2005, resulting in an income tax benefit for discontinued operations for the three- and six-month periods ended June 30, 2005.
8. Segment Reporting
     We have two reportable segments: Automated Teller Machines (“ATM”) and Photocopy. ATM owns and/or operates ATMs, sells ATM machines, and services equipment for others. Photocopy owns and maintains self-service photocopiers in retail establishments.
     The results of operations of our United Kingdom photocopier subsidiary, which we sold in June 2006, are presented as discontinued and have been excluded from the segment information presented in this footnote. General corporate overhead previously charged to the United Kingdom photocopier subsidiary has been reallocated to our remaining photocopier operations.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006
Net sales:
ATM	$23,966	$20,404	$48,492	$41,707
Photocopy	8,106	7,133	15,812	13,911

	$32,072	$27,537	$64,304	$55,618

Operating income (loss) excluding unallocated costs:
ATM	$5,005	$138	$10,776	$2,330
Photocopy	1,839	220	2,507	(189)

	$6,844	$358	$13,283	$2,141

Reconciliation of segment data to income (loss) from continuing operations before income taxes:
Operating income (loss) excluding unallocated costs	$6,844	$358	$13,283	$2,141
Unallocated costs	1,739	2,539	3,321	4,096
Interest expense	2,659	3,596	5,019	5,858
Loss on early extinguishment of debt	—	3,477	—	3,477
Other (income) expense, net	(857)	(1,252)	(1,210)	(1,541)

Income (loss) from continuing operations before income taxes	$3,303	$(8,002)	$6,153	$(9,749)

     Management periodically reviews the expenses associated with each business segment as well as those expenses that are for general corporate purposes, but not directly related to the operation of any one business segment, such as the cost of raising capital and pursuing acquisitions. Unallocated costs are those expenses management believes are attributable to general corporate purposes.

Total assets as of June 30, 2006 (in thousands):
ATM (including goodwill of $119.7 million)	$312,247
Photocopy	35,970

$348,217

9. New Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 14, 2006. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this interpretation.

10. Insurance Settlement
     During the second quarter of 2005 we reached a final settlement agreement in the amount of $700,000 with our directors’ and officers’ liability insurer to obtain reimbursement of monies we spent to settle litigation. The settlement payment of $700,000 was made to TRM, and was included in other expense (income), net during the second quarter of 2005.
11. Interest Rate Cap
     We entered into a three-year interest rate cap on March 31, 2005 with a notional amount of $50 million. In June 2006, the interest rate cap was settled resulting in a gain of $173,000, which is included in other expense (income), net.
12. Discontinued Operations
     On June 28, 2006, we sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, to an unrelated third party for cash. TRM Copy Centres (U.K.) Limited operated approximately 2,500 photocopiers. The net sales price was £2.32 million (approximately $4.3 million). The net carrying amount of the assets (principally equipment) of the subsidiary sold was $2.1 million. We have recorded a gain on the sale of $2.2 million, including recognition in income of foreign currency exchange gains of $1.5 million that had previously been recorded in other comprehensive income. The operations of our United Kingdom photocopier subsidiary are shown in the accompanying statement of operations for all periods presented as discontinued operations. The net revenues of our United Kingdom photocopier subsidiary reported in discontinued operations were $1,083,000 and $810,000 for the three-month periods ended June 30, 2005 and 2006, respectively, and $2,256,000 and $1,646,000 for the six-month periods ended June 30, 2005 and 2006, respectively.

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
     On August 3, 2006, we issued a press release reporting, for the six months ended June 30, 2006, basic and diluted loss per share from continuing operations of $.47 and income per share from discontinued operations of $.12. Subsequent to that release we reallocated $1.1 million of income tax benefit from discontinued operations to continuing operations, resulting in a change of basic and diluted loss per share from continuing operations to $.41 and income per share from discontinued operations to $.06.
     In 2005, we incurred a net loss of $8.9 million. Subsequent to the end of 2005, based upon our financial performance during the second half of 2005, we determined that we were in default under certain financial covenants contained in the credit facility administered by Bank of America. In June 2006 we refinanced the Bank of America credit facility. For a discussion of the refinancing and terms of the new credit facility see “Liquidity and Capital Resources – Syndicated Credit Facility.”
     On June 28, 2006, we sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, to an unrelated third party for cash. TRM Copy Centres (U.K.) Limited operated approximately 2,500 photocopiers. The net sales price was £2.32 million (approximately $4.3 million). We have recorded a gain on the sale of $2.2 million, including recognition in income of foreign currency exchange gains of $1.5 million that had previously been recorded in other comprehensive income. The operations of our United Kingdom photocopier subsidiary (including both financial and statistical data) are shown in the accompanying statement of operations and throughout this Item 2 for all periods presented as discontinued operations.
     During the first six months of 2006, our ATM networks had an average of 18,141 transacting machines deployed throughout the United Kingdom, United States and Canada representing a decrease of 2,200 ATMs (or 10.8%) when compared to the first six months of 2005. The decrease in the number of ATMs was principally due to attrition of ATM contracts acquired in our acquisition of the ATM business of eFunds Corporation in November 2004. Our ATM operations produced net sales of $41.7 million during the first six months of 2006, a decrease of $6.8 million (or 14.0%) as compared to the same period in the prior year.
     During the first six months of 2006, we had an average of 20,696 installed photocopiers in the United States, Canada and the United Kingdom, a decrease of 822 photocopiers (or 3.8%) when compared to the average for the first six months of the prior year. The decrease in the number of photocopiers was caused primarily by the elimination of low volume sites. Photocopy net sales were $13.9 million for the first six months of 2006, down from $15.8 million during the same period in the prior year.
Consolidated Results of Operations
     The following table sets forth, for the periods indicated, statement of operations data, expressed as a percentage of sales of each item on our Consolidated Statements of Operations.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2006	2005	2006
Sales	100.0%	100.0%	100.0%	100.0%
Less discounts	46.7	47.9	45.3	46.9

Net sales	53.3	52.1	54.7	53.1
Cost of vault cash	4.1	5.1	3.8	4.7
Other cost of sales	22.7	29.0	24.3	28.4

Gross profit	26.5	18.0	26.6	20.0
Selling, general and administrative expense	18.0	21.9	18.0	21.7
Equipment write-offs	—	.2	.1	.2

Operating income (loss)	8.5	(4.1)	8.5	(1.9)
Interest expense	4.4	6.8	4.3	5.6
Loss on early extinguishment of debt	—	6.6	—	3.3
Other (income) expense, net	(1.4)	(2.4)	(1.0)	(1.5)

Income (loss) from continuing operations before income taxes	5.5	(15.1)	5.2	(9.3)
Provision (benefit) for income taxes	2.0	(4.6)	1.9	(2.7)

Income (loss) from continuing operations	3.5	(10.5)	3.3	(6.6)
Gain from discontinued operations	1.3	2.0	.5	.9

Net income (loss)	4.8%	(8.5)%	3.8%	(5.7)%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
ATM Results of Operations

	Three months ended June 30,
		% of		% of
	2005	sales	2006	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$46,739	93.0%	$41,385	93.6%
Service and other sales	2,651	5.2	2,064	4.7
Sales of ATM equipment	889	1.8	776	1.7

Total sales	50,279	100.0	44,225	100.0
Less discounts	26,313	52.3	23,821	53.9

Net sales	23,966	47.7	20,404	46.1
Cost of sales:
Cost of vault cash	2,469	4.9	2,681	6.1
Other	9,001	17.9	10,458	23.6

Gross profit	$12,496	24.9%	$7,265	16.4%

Operating Data:
Average number of transacting ATMs	20,212		17,960
Withdrawal transactions	20,174,298		18,021,481
Average withdrawals per ATM per month	333		334
Average transaction-based sales per withdrawal transaction	$2.32		$2.30
Average discount per withdrawal transaction	$1.31		$1.32
Net transaction-based sales per withdrawal transaction	$1.01		$0.98
Photocopy Results of Operations

	Three months ended June 30,
		% of		% of
	2005	sales	2006	sales
	(in thousands, except operating and percentage data)
Sales	$9,858	100.0%	$8,607	100.0%
Less discounts	1,752	17.8	1,474	17.1

Net sales	8,106	82.2	7,133	82.9
Cost of sales	4,674	47.4	4,874	56.7

Gross profit	$3,432	34.8%	$2,259	26.2%

Operating Data:
Average number of photocopiers	21,551		20,493
Average photocopies per machine per month	1,855		1,442
Average sales per photocopier per month	$152.48		$140.00
Average sales per photocopy	$.082		$.097
Average discount per photocopy	$.015		$.017
Average net sales per photocopy	$.067		$.080
Average gross profit per photocopy	$.030		$.025

Sales
     For the second quarter of 2006, consolidated sales decreased by $7.3 million, or 12%, to $52.8 million from $60.1 million for the second quarter of 2005. ATM sales decreased by $6.1 million due primarily to attrition of contracts acquired in the acquisition of eFunds Corporation’s ATM business in November 2004, while photocopier sales decreased by $1.3 million due to a decline in installed photocopiers and in the average number of photocopies per machine.
     During the second quarter of 2006, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the Canadian dollar, partially offset by an increase in the value of the U.S. dollar as compared to the British pound. Approximately 34% of consolidated sales for the quarter were generated in the United Kingdom and Canada by our subsidiaries in those countries. The average exchange rates during the second quarter of 2006 were $1.85 to £1.00 and U.S. $.90 to Canadian $1.00, compared to $1.87 to £1.00 and U.S. $.81 to Canadian $1.00 during the second quarter of 2005. As a result of these changes in the value of the British pound and Canadian dollar, we reported $482,000 more in sales during the second quarter of 2006 than we would have reported had the exchange rates remained constant at the averages for the second quarter of 2005. This gain was substantially offset by corresponding exchange rate-related increases in discounts and expenses.
     ATM sales. ATM sales were $44.2 million for the second quarter of 2006 compared to $50.3 million for the second quarter of 2005. The $6.1 million, or 12.0%, decrease in ATM sales was primarily a result of a $5.4 million decrease in transaction-based sales.
     The $5.4 million decrease in transaction-based sales resulted primarily from an 11.1% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of the contracts acquired from eFunds Corporation in November 2004. We expect that the number of ATMs in our networks will continue to decrease during the remainder of 2006. However, we expect the decrease to be at a lower rate than that experienced during the last twelve months. During the three quarters ended March 31, 2006, we had an average quarterly decrease in transacting ATMs of 3.2%. In the quarter ended June 30, 2006, the decrease was 2.0%.
     The change in the value of the British pound and Canadian dollar relative to the U.S. dollar for the second quarter of 2006 compared to same period in the prior year, resulted in a $336,000 increase in ATM sales. This increase was substantially offset by exchange rate-related increases in costs.
     Photocopier sales. Photocopier sales in the second quarter of 2006 were $8.6 million compared to $9.9 million in the second quarter of 2005. The $1.3 million decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 26% for the second quarter of 2006 compared to the same period in 2005, to 89 million copies from 120 million copies, due to a combination of:

•	A decline in installed photocopiers to an average of 20,493 in the second quarter of 2006 from an average of 21,551 for the same period in 2005, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable.

•	A decline in the average number of photocopies made per unit per month to 1,442 for the second quarter of 2006 from 1,855 for the same period in 2005 due in part to price increases as well as competition from alternative media and copying services.
     The declining volume was partially offset by:
•	Exchange rate benefit — The change in value of the Canadian dollar relative to the U.S. dollar for the second quarter of 2006 compared to the same period in 2005 resulted in a $146,000 increase in photocopier sales. This increase was substantially offset by exchange rate-related increases in costs.
Sales Discounts
     Sales discounts on a consolidated basis as a percentage of sales were 47.9% in the second quarter of 2006 and 46.7% in the second quarter of 2005. Sales discounts in the ATM business increased to 53.9% of transaction-based sales in the second quarter of 2006 from 52.3% in the second quarter of 2005. The increased discounts were caused by an increase in the percentage of merchants who own their ATMs. Sales discounts in the photocopier business decreased in the second quarter of 2006 to 17.1% of sales from 17.8% in the second quarter of 2005, as a result of declining volumes and merchant contracts that provide percentage discounts that decrease as copy volume decreases.
Cost of Sales
     Cost of sales on a consolidated basis increased to 34.1% of sales in the second quarter of 2006, from 26.8% in the second quarter of 2005. Cost of sales as a percentage of sales increased in both the ATM and photocopier segments.
     ATM cost of sales. Cost of sales in our ATM operations increased by $1.7 million to $13.1 million in the second quarter of 2006 from $11.5 million for the same time period in 2005, as a result of:
•	ATM processing and telecommunications costs increased $799,000, partially due to credits received from our United Kingdom and Canadian processors in the second quarter of 2005.

•	Depreciation increased $317,000, primarily because we began depreciating the cost of upgrading ATM equipment in the United Kingdom to meet EMV standards in the second half of 2005.

•	The cost of parts increased $213,000 in part because we serviced more of our ATMs with our own technicians in 2006 as opposed to using contract services.

•	Cost of vault cash increased $212,000 due to increased interest rates.

•	Exchange rate effects — The ATM segment reported approximately $78,000 more in cost of sales in the second quarter of 2006 than it would have reported had the exchange rate for the British pound and Canadian dollar remained at the average for the second quarter of 2005.
     Photocopier cost of sales. Cost of sales in our photocopier operations increased to $4.9 million in the second quarter of 2006 compared to $4.7 million for the same time period in 2005. The reduction in photocopy volume resulted in a decline in the cost of paper, supplies and parts of $209,000. However, this decrease was more than offset by a $174,000 increase in depreciation and a $142,000 increase in automobile expense. Depreciation expense increased due to increases in the minimum depreciation for copiers on the units of production depreciation method. Automobile costs increased because of rising fuel costs.
     Exchange rate effects caused us to report $82,000 more in photocopier cost of sales in the second quarter of 2006 than we would have reported had the exchange rates for the Canadian dollar remained at the average for same time period in 2005.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $798,000 to $11.6 million in the second quarter of 2006 from $10.8 million in the second quarter of 2005. The increase was due primarily to an increase of $711,000 in stock-based compensation.
     The change in the value of the British pound and the Canadian dollar caused an increase of $64,000 in selling, general and administrative expense.
Interest Expense
     Interest expense increased by $937,000 to $3.6 million in the second quarter of 2006 from $2.7 million in the second quarter of 2005. The increase in interest expense is due primarily to the increase in interest rates on our long term debt. The weighted average interest rate on our $115 million term loan as of June 30, 2005 was 7.23%. As of June 30, 2006, the balance of our term loans totaled $90 million, and the weighted average interest rate was 10.7%.
     Loss on early extinguishment of debt for the second quarter of 2006 was $3.5 million. This loss resulted from writing off costs we had deferred in conjunction with refinancing our previous debt and payment of a prepayment penalty to our former lender.

Other Expense (Income), Net
     Other expense (income), net for the second quarter of 2005 includes collection of a $700,000 settlement from our directors’ and officers’ liability insurer related to previously settled litigation.
Tax Rate
     Our effective tax rate for continuing operations for the second quarter of 2006 was 30.8%, resulting in a tax benefit of $2.5 million. The tax benefit is less than the statutory rate due to nondeductibility of interest in the United Kingdom and losses in Canada, for which no tax benefit can be recorded. For the second quarter of 2005, the effective tax rate for continuing operations was 37.2% and the tax provision was $1.2 million.
Discontinued Operations
     On June 28, 2006, we sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, to an unrelated third party for cash. TRM Copy Centres (U.K.) Limited operated approximately 2,500 photocopiers. The net sales price was £2.32 million (approximately $4.3 million). We have recorded a gain on the sale of $2.2 million, including recognition in income of foreign currency exchange gains of $1.5 million that had previously been recorded in other comprehensive income. The operations of our United Kingdom photocopier subsidiary are shown in the accompanying statement of operations for all periods presented as discontinued operations.
     Our effective tax rate for discontinued operations for the second quarter of 2006 was 43.3%, resulting in a tax provision of $794,000. The tax provision is higher than the statutory rate because the tax benefit on operating losses of our United Kingdom photocopier subsidiary is computed at a United Kingdom tax rate that is lower than the United States rate on which the tax provision on the gain on disposal is computed.
     In the second quarter of 2005, we reached an agreement with the United Kingdom taxing authorities allowing the deductibility of certain intercompany interest amounts that had previously been treated as non-deductible, mostly by our United Kingdom photocopier subsidiary. The benefit of this additional deductible expense has been recognized in the second quarter of 2005, resulting in an income tax benefit for discontinued operations.
Net Income (Loss)
     Net loss for the second quarter of 2006 was $4.5 million, a decrease of $7.4 million compared to the $2.9 million in net income for the same period in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
ATM Results of Operations

	Six months ended June 30,
		% of		% of
	2005	sales	2006	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$90,389	91.8%	$80,901	91.9%
Service and other sales	5,548	5.7	4,808	5.5
Sales of ATM equipment	2,454	2.5	2,309	2.6

Total sales	98,391	100.0	88,018	100.0
Less discounts	49,899	50.7	46,311	52.6

Net sales	48,492	49.3	41,707	47.4
Cost of sales:
Cost of vault cash	4,514	4.6	4,892	5.6
Other	18,668	19.0	19,820	22.5

Gross profit	$25,310	25.7%	$16,995	19.3%

Operating Data:
Average number of transacting ATMs	20,341		18,141
Withdrawal transactions	39,065,906		35,309,647
Average withdrawals per ATM per month	320		324
Average transaction-based sales per withdrawal transaction	$2.31		$2.29
Average discount per withdrawal transaction	$1.27		$1.31
Net transaction-based sales per withdrawal transaction	$1.04		$0.98
Photocopy Results of Operations

	Six months ended June 30,
		% of		% of
	2005	sales	2006	sales
	(in thousands, except operating and percentage data)
Sales	$19,188	100.0%	$16,744	100.0%
Less discounts	3,376	17.6	2,833	16.9

Net sales	15,812	82.4	13,911	83.1
Cost of sales	9,863	51.4	9,918	59.2

Gross profit	$5,949	31.0%	$3,993	23.9%

Operating Data:
Average number of photocopiers	21,518		20,696
Average photocopies per machine per month	1,838		1,408
Average sales per photocopier per month	$148.62		$134.84
Average sales per photocopy	$.081		$.096
Average discount per photocopy	$.014		$.016
Average net sales per photocopy	$.067		$.080
Average gross profit per photocopy	$.025		$.023

Sales
     For the first six months of 2006, consolidated sales decreased by $12.8 million, or 10.9%, to $104.8 million from $117.6 million for the first six months of 2005. ATM sales decreased by $10.4 million due primarily to attrition of contracts acquired in the acquisition of eFunds Corporation’s ATM business in November 2004, while photocopier sales decreased by $2.4 million due to a decline in billed photocopiers and in the average number of photocopies per machine.
     During the first six months of 2006, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the Canadian dollar, offset by an increase in the value of the U.S. dollar as compared to the British pound. Approximately 32% of consolidated sales for the six months were generated in the United Kingdom and Canada by our subsidiaries in those countries. The average exchange rates during the first six months of 2006 were $1.80 to £1.00 and U.S. $.89 to Canadian $1.00, compared to $1.88 to £1.00 and U.S. $.81 to Canadian $1.00 during the first six months of 2005. As a result of these changes in the value of the British pound and Canadian dollar, we reported $124,000 less in sales during the first six months of 2006 than we would have reported had the exchange rates remained constant at the averages for the first six months of 2005. This reduction was substantially offset by corresponding exchange rate-related decreases in discounts and expenses.
     ATM sales. ATM sales were $88.0 million for the first six months of 2006 compared to $98.4 million for the first six months of 2005. The $10.4 million decrease in ATM sales was a combination of a $9.5 million, or 10.5%, decrease in transaction-based sales and a $740,000 decrease in service and other sales.
     The $9.5 million decrease in transaction-based sales resulted from a 10.8% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of the contracts acquired from eFunds Corporation in November 2004. We expect that the number of ATMs in our networks will continue to decrease during the remainder of 2006. However, we expect the decrease to be at a lower rate than that experienced during the last twelve months. During the three quarters ended March 31, 2006, we had an average quarterly decrease in transacting ATMs of 3.2%. In the quarter ended June 30, 2006, the decrease was 2.0%.
     The change in the value of the British pound and Canadian dollar relative to the U.S. dollar for the first six months of 2006 compared to same period in the prior year, resulted in a $337,000 decrease in ATM sales. This decrease was substantially offset by exchange rate-related decreases in costs.
     Photocopier sales. Photocopier sales in the first six months of 2006 were $16.7 million compared to $19.2 million in the first six months of 2005. The $2.4 million decrease resulted primarily from:

•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 26.3% for the first six months of 2006 compared to the same period in 2005, to 174.8 million copies from 237.3 million copies, due to a combination of:
•	A decline in billed photocopiers to an average of 20,696 in the first six months of 2006 from an average of 21,518 for the same period in 2005, as we continued a program of eliminating lower volume sites that were either unprofitable or marginally profitable.

•	A decline in the average number of photocopies made per unit per month to 1,408 for the first six months of 2006 from 1,838 for the same period in 2005 due in part to price increases as well as competition from alternative media and copying services.
     The declining volume was partially offset by:
•	Exchange rate benefit — The change in the value of the Canadian dollar relative to the U.S. dollar for the first six months of 2006 compared to the same period in 2005 resulted in a $213,000 increase in photocopier sales. This increase was substantially offset by exchange rate-related increases in costs.
Sales Discounts
     Sales discounts on a consolidated basis as a percentage of sales were 46.9% in the first six months of 2006 and 45.3% in the first six months of 2005. Sales discounts in the ATM business increased to 57.2% of transaction-based sales in the first six months of 2006 from 55.2% in the first six months of 2005. The increased discounts were caused by an increase in the percentage of merchants who own their ATMs. Sales discounts in the photocopier business decreased in the first six months of 2006 to 16.9% of sales from 17.6% in the first six months of 2005, as a result of declining volumes and merchant contracts that provide percentage discounts that decrease as copy volume decreases.
Cost of Sales
     Cost of sales on a consolidated basis increased to 33.1% of sales in the first six months of 2006, from 28.1% in the first six months of 2005. Cost of sales as a percentage of sales increased in both the ATM segment and in the photocopier segment.
     ATM cost of sales. Cost of sales in our ATM operations increased by $1.5 million to $24.7 million in the first six months of 2006 from $23.2 million for the same time period in 2005, as a result of:
•	ATM processing and telecommunications costs increased $643,000, partially due to credits received from our United Kingdom and Canadian processors in the second quarter of 2005.

•	Depreciation increased $637,000, primarily because we began depreciating the cost of upgrading ATM equipment in the United Kingdom to meet EMV standards in the second half of 2005.

•	Cost of vault cash increased $378,000 due to increased interest rates.

•	Exchange rate effects — The ATM segment reported approximately $291,000 less in cost of sales in the first six months of 2006 than it would have reported had the exchange rate for the British pound and Canadian dollar remained at the average for the first six months of 2005.
     Photocopier cost of sales. Cost of sales in our photocopier operations increased by $55,000 in the first six months of 2006 compared to the same period in 2005. The decrease in photocopy volume resulted in a decline in the cost of paper, supplies and parts of $458,000. However, this decrease was more than offset by a $351,000 increase in depreciation and a $223,000 increase in automobile expense. Depreciation expense increased due to increases in the minimum depreciation for copiers on the units of production depreciation method. Auto costs increased because of rising fuel costs.
     Exchange rate effects caused us to report $129,000 more in photocopier cost of sales in the first six months of 2006 than we would have reported had the exchange rates for the Canadian dollar remained at the average for same time period in 2005.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $1.6 million to $22.7 million in the first six months of 2006 from $21.2 million in the first six months of 2005. The increase was primarily due to increases in stock based compensation of $795,000, Sarbanes-Oxley Section 404 compliance cost of $650,000 and consulting fees of $587,000, offset by a decrease in bonus amortization of $616,000. In late 2004 and early 2005 retention bonuses were paid to our executives that were charged to expense during 2005. No such bonuses were paid at the end of 2005 or in early 2006.
     The change in the value of the British pound and Canadian dollar caused a decrease of $45,000 in selling, general and administrative expense.
Interest Expense
     Interest expense increased by $839,000 to $5.9 million in the first six months of 2006 from $5.0 million in the first six months of 2005. The increase in interest expense is due primarily to the increase in interest rates on our long term debt. The weighted average interest rate on our $115 million term loan as of June 30, 2005 was 7.23%. As of June 30, 2006, the balance of our term loans totaled $90.3 million, and the weighted average interest rate was 10.7%.

     Loss on early extinguishment of debt for the first six months of 2006 was $3.5 million. This loss resulted from writing off costs we had deferred in conjunction with refinancing our previous debt and payment of a prepayment penalty to our former lenders.
Other Expense (Income), Net
     Other expense (income), net for the first six months of 2005 includes collection of a $700,000 settlement from our directors’ and officers’ liability insurer related to previously settled litigation.
Tax Rate
     Our effective tax rate for continuing operations for the first six months of 2006 was 28.7%, resulting in a tax benefit of $2.8 million. The tax benefit differs from the statutory rate due to nondeductibility of interest in the United Kingdom and losses in Canada, for which no tax benefit can be recorded. For the first six months of 2005, the effective tax rate for continuing operations was 36.2%, and the tax provision was $2.2 million.
Discontinued Operations
     On June 28, 2006, we sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, to an unrelated third party for cash. TRM Copy Centres (U.K.) Limited operated approximately 2,500 photocopiers. Net cash proceeds were £2.32 million (approximately $4.3 million). We have recorded a gain on the sale of $2.2 million, including recognition in income of foreign currency exchange gains of $1.5 million that had previously been recorded in other comprehensive income. The operations of our United Kingdom photocopier subsidiary are shown in the accompanying statement of operations for all periods presented as discontinued operations.
     Our effective tax rate for discontinued operations for the first six months of 2006 was 41.5%, resulting in a tax provision of $678,000. The tax provision is higher than the statutory rate because the tax benefit on operating losses of our United Kingdom photocopier subsidiary is computed at a United Kingdom tax rate that is lower than the United States rate on which the tax provision on the gain on disposal is computed.
      In the second quarter of 2005, we reached an agreement with the United Kingdom taxing authorities allowing the deductibility of certain intercompany interest amounts that had previously been treated as non-deductible, mostly by our United Kingdom photocopier subsidiary. The benefit of this additional deductible expense has been recognized in the second quarter of 2005, resulting in an income tax benefit for discontinued operations.
Net Income (loss)
     Net loss for the first six months of 2006 was $6.0 million, a decrease of $10.5 million compared to the $4.5 million in net income for the same period in 2005.

Liquidity and Capital Resources
General
     Our principal ongoing funding requirements are for working capital to finance our operations and service bank debt.
     During the first six months of 2006, we used $4.6 million of cash in operating activities as compared to $2.1 million generated from operating activities in the same period in 2005. The decrease in cash flows from operating activities was due primarily to the net loss of $6.0 million in 2006 compared to net income of $4.5 million in 2005, and a reduction in accrued expenses during the quarter.
     We had cash and cash equivalents of $10.5 million at June 30, 2006, compared to $9.7 million at December 31, 2005, and net working capital of $7.8 million at June 30, 2006 compared to a net working capital deficit of $89.2 million at December 31, 2005. The working capital deficit as of December 31, 2005 was principally caused by the classification of all of our former debt facility as a current liability due to our default. Restricted cash at June 30, 2006 includes $4.5 million held by Bank of America as collateral for cash obligations under a treasury management program.
     We believe that as of June 30, 2006, the remaining cost of upgrading the ATMs we own to comply with new industry standards known as triple DES will be approximately $2.4 million. These costs will be capitalized and depreciated over the remaining life of each asset. As of June 30, 2006, approximately 40% of our ATMs in the United States were compliant with triple DES. We have received an extension of the deadline to upgrade our ATMs to comply with these new standards to December 31, 2007.
Syndicated Credit Facility
     In June 2006 we established a credit facility which we used to refinance our existing term loan and lines of credit. The new facility consists of three related agreements:
•	a $45.5 million credit agreement (the “First Lien Credit Agreement”) with GSO Origination Funding Partners LP (the “GSO Fund”), the other lenders set forth therein and Wells Fargo Foothill, Inc., serving as administrative agent, revolving lender, swing line lender and L/C issuer (“WFF”);

•	a $40 million second lien loan agreement with the GSO Fund, the other lenders set forth therein and WFF (the “Second Loan Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”); and

•	a £12.9 million facility agreement between our wholly-owned subsidiary, TRM (ATM) Limited (“TRM Ltd.”) and GSO Luxembourg Onshore Funding SarL (“GSO Lux”) as the original lender, facility agent and security agent (the “UK Facility Agreement”).

     Bank of America has required that we provide $4,500,000 of cash collateral in order for Bank of America to continue our treasury management program with it. We expect to transfer the treasury management program to WFF during the third quarter of 2006 at which time the cash collateral will be released. The released cash collateral is required to be applied at that time to reduce our obligations under the line of credit portion of the First Lien Credit Agreement.
     The First Lien Credit Agreement consists of a $30.5 million term loan facility and $15 million of revolving commitments. There is a letter of credit sublimit of $6.0 million under the revolving loan commitment. The Second Loan Agreement consists of a $40 million term loan.
     Under the First Lien Credit Agreement, both the revolving loans and the term loan bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0% while, under the Second Loan Agreement, the term loan bears interest at LIBOR plus 7.0%. Interest on all loans is payable quarterly. Under the First Lien Credit Agreement, we must pay quarterly installments of principal of $65,000, commencing September 30, 2006, with the remaining unpaid principal due at maturity. Under the Second Loan Agreement, we must pay the entire principal balance at maturity. The revolving and term loans under the First Lien Credit Agreement mature on June 6, 2011. The term loan under the Second Loan Agreement matures on June 6, 2012.
     The Credit Agreements contain affirmative and negative covenants that restrict our activities and those of our subsidiaries, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The Credit Agreements also contain mandatory prepayment events and events of default relating to customary matters, including payment and covenant defaults, cross defaults relating to other indebtedness, insolvency, loss of access to cash to service at least 80% of our ATM machines at the present level and loss of material contracts. Upon a default, WFF will, at the request of, or may, with the consent of the required lenders, accelerate the maturity of the loans and/or exercise remedies available to it and the lenders. Under the First Lien Credit Agreement, WFF may also terminate both the commitment of each lender to make loans under the revolving loan portion of the facility and WFF’s obligation to issue letters of credit, and require us and the other borrowers to provide cash collateral as security for any outstanding letters of credit.
     The UK Facility Agreement consists of a £12.9 million term loan. TRM Ltd. must make quarterly principal payments of £32,260 each commencing September 30, 2006 with the remaining principal balance becoming due on June 6, 2011. The loan bears interest at LIBOR plus 4.0% plus an amount intended to compensate GSO Lux for reserve requirements at the Bank of England or the European Central Bank with respect to the loan. The UK Facility Agreement contains affirmative and negative undertakings that restrict TRM Ltd.’s activities, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The UK Facility Agreement also contains mandatory prepayment events and events of default relating to customary matters, including non-payment, cross defaults relating to other indebtedness and insolvency. Upon a default, GSO Lux may accelerate the maturity of the loan.
     Affirmative covenants in the syndicated loan agreements include requirements to: achieve certain levels of earnings before taxes, depreciation, amortization and certain other non cash expenses; maintain certain financial ratios related to funded debt, total debt and fixed charge coverage to earnings before taxes, depreciation, amortization and non cash expenses; and limit capital expenditures. We were in compliance with all of the covenants of the syndicated loan agreements as of June 30, 2006.
     The borrowings pursuant to the new facility are collateralized by substantially all of our assets and the assets of our subsidiaries, and by a pledge of the stock of our United States subsidiaries and 65% of the stock of our foreign subsidiaries.

United States Vault Cash Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. We currently have access to $150 million of vault cash under the facility of which $85.5 million was being used at June 30, 2006.
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
     The Loan and Servicing Agreement contains covenants applicable to us, including a minimum tangible net worth requirement. We were in compliance with the covenant to maintain a minimum tangible net worth as of June 30, 2006.
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
     Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.75% plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans. Interest paid during the six months ended June 30, 2006 was $1.9 million.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of June 30, 2006. Autobahn’s annual return is equal to 1.75% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility. Fees paid during the six months ended June 30, 2006 were $905,000.
     Risk of loss and insurance. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the minority equity investor and with Autobahn as the majority equity investor. TRM ATM serves only as an administrator or servicer of the Trust.
     We maintain letters of credit totaling $3.8 million, or 4.5% of loans outstanding on June 30, 2006, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.

United Kingdom Vault Cash Facility
     Our U.K. ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and is not included on our balance sheet. We are insured against risk of loss while the cash is in or being distributed to our ATM network. During the first six months of 2006, we accessed amounts ranging from £14.1 million ($26.0 million based on exchange rates as of June 30, 2006) to £36.6 million ($67.5 million based on exchange rates as of June 30, 2006) under this arrangement and paid a total of $1.3 million for use of the cash.
Canadian Vault Cash Facility
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As in our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. We are insured against risk of loss while the cash is in or being distributed to our ATM network. During the first six months of 2006, we accessed amounts ranging from Canadian $10.9 million (U.S. $9.8 million based on exchange rate as of June 30, 2006) to Canadian $19.7 million (U.S. $17.7 million based on exchange rates as of June 30, 2006) and paid a total of $582,000 for use of the cash.
Contractual Commitments and Obligations
     Contractual commitments and obligations as of June 30, 2006 were as follows (in thousands):

	Payments Due by Period
		July 1 –
		December 31,
Contractual obligations	Total	2006	2007-2008	2009-2010	After 2010
TRM Corporation and subsidiaries
Long-term debt	$156,715	$6,029	$21,915	$21,730	$107,041
Capital lease obligations	381	161	220	—	—
Operating leases	6,859	1,264	3,020	1,291	1,284
Purchase obligations	16,875	2,500	10,000	4,375	—

Total TRM Corporation and subsidiaries	180,830	9,954	35,155	27,396	108,325
TRM Inventory Funding Trust note payable	86,843	2,983	83,860	—	—

Total contractual cash obligations	$267,673	$12,937	$119,015	$27,396	$108,325

     The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of June 30, 2006. Purchase obligations consist of a Master Services Agreement with eFunds Corporation, which involves payments totaling $5 million annually through November 2009.

Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates as of June 30, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
New Accounting Standards and Effects on Earnings Per Share
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R are effective January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that have not vested by the adoption date. We adopted SFAS 123R using the modified transition method.
     Because most of our previously granted stock options had vested prior to the end of 2005 and no new options have been issued during 2006, the effect of adopting SFAS 123R on our results of operations, loss per share and cash flow for the first six months of 2006 was not material.
     In June 2006, the FASB issued FASB Interpretation No., or FIN, 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 14, 2006. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this interpretation.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.

Interest Rate Risk
     We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income was $202,000 and $343,000 for the three and six-month periods ended June 30, 2006, respectively, and $117,000 and $225,000, respectively, for the same periods in 2005. If the interest rate we earn on the $10.0 million cash we had available for investment at June 30, 2006 increased or decreased by 1%, our interest income would not change materially.
     Interest on borrowings pursuant to our syndicated loan facility is at variable rates. As of June 30, 2006 the weighted average interest rate on our $90.3 million term loan was 10.7%, the interest rate on the $10.1 million outstanding under our line of credit was 9.3%. If the interest rate on our borrowings under the syndicated loan facility increased by 1%, our interest cost would increase by $1.0 million per year.
     Under our United States vault cash facility, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $83.8 million at June 30, 2006 and $83.2 million at June 30, 2005 under this arrangement. The weighted average interest rate on these borrowings at June 30, 2006 was 7.1%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $1.6 million and $1.3 million for the quarters ended June 30, 2006 and 2005, respectively, and $3.0 million and $2.3 million for the six-month periods ended June 30, 2006 and 2005, respectively. If the interest rate for the Trust’s borrowings at June 30, 2006 increased by 1%, to a weighted average of 8.1%, our cost of sales would increase by $838,000 per year.
     Our United Kingdom ATM business obtains vault cash under an agreement with a local bank. Vault cash obtained under the program remains the property of the bank, and the cash is not included on our consolidated balance sheet. During the first six months of 2006 we accessed amounts ranging from £14.1 million ($26.0 million based upon exchange rates as of June 30, 2006) to £36.6 million ($67.5 million based upon exchange rates as of June 30, 2006). During the first six months of 2005 we accessed amounts ranging from £22.3 million ($39.5 million based upon exchange rates as of June 30, 2005) to £40.4 million ($71.8 million based upon exchange rates as of June 30, 2005). Fees that we pay for use of the cash are related to the bank’s interest rates. Based on the £36.4 million balance being used at June 30, 2006, if the cost of the cash increased by 1%, our cost of sales would increase by £364,000 ($671,000 based upon exchange rates as of June 30, 2006) per year.
     Our Canadian ATM business obtains vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As with our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remains the property of the bank, and is not included on our balance sheet. During the first six months of 2006, we accessed amounts ranging from Canadian $10.9 million (U.S. $9.8 million based on exchange rates as of June 30, 2006) to Canadian $19.7 million (U.S. $17.7 million based on exchange rates as of June 30, 2006) and paid a total of $582,000 for use of the cash. Fees that we pay are related to the bank’s interest rates. During the first six months of 2005, we accessed amounts ranging from Canadian $10.2 million (U.S. $8.3 million based on exchange rates as of June 20, 2005) to

Canadian $17.0 million (U.S. $13.8 million based on exchange rates as of June 30, 2005). Based on the Canadian $17.1 million balance being used at June 30, 2006, if the cost of cash increased by 1% our cost of sales would increase by Canadian $171,000 ($154,000 based on exchange rates as of June 30, 2006) per year.
Foreign Currency Risk
     We have international subsidiaries subject to foreign currency exchange rate exposure. We realize sales from, and pay the expenses of our international operations in British pounds and Canadian dollars. Accordingly, we are exposed to the risk of foreign exchange rate fluctuations.
     Foreign exchange rate transaction gains, net of losses, were $507,000 and $454,000 for the three and six-month periods ended June 30, 2006. Foreign exchange transactions resulted in losses of $108,000 and $42,000 for the three and six-month periods ended June 30, 2005. If foreign currency rates were to fluctuate from rates at June 30, 2006 our financial position might be materially affected. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at June 30, 2006, the potential increase in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $4.1 million. Assuming a 10% appreciation in foreign currency values versus the U.S. dollar from the average for the quarter ended June 30, 2006, the impact on sales would have been an aggregate increase of approximately $1.8 million, or 3.4%. The impact on net income for the three months ended June 30, 2006 would have been an aggregate reduction of the loss of approximately $78,000 or 1.3%. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the quoted foreign currency exchange rates at June 30, 2006, the potential decrease in the fair value of foreign currency-denominated assets and liabilities would have been an aggregate of approximately $4.1 million. Assuming a 10% depreciation in foreign currency values versus the U.S. dollar from the average quoted foreign currency exchanges rates for the quarter ended June 30, 2006, the impact on sales would have been an aggregate decrease of $1.8 million, or 3.4%. The impact on net income for the three months ended June 30, 2006 would have been an aggregate increase in the loss of approximately $78,000, or 1.3%.
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
     Subsequent to the end of 2005, we have taken steps to remediate the material weaknesses in our internal control over financial reporting that we identified as of December 31, 2005. These steps have been previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. In the second quarter of 2006 there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     However, as of August 4, 2006, the testing of the effectiveness of our remediation efforts as well as hiring one or more internal auditors, have not been completed.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     During the second quarter of 2005 we reached a final settlement agreement with our directors’ and officers’ liability insurer to obtain reimbursement of monies we spent to settle litigation described in Note 16 to our audited consolidated financial statements in our 2004 Annual Report on Form 10-K. The settlement payment of $700,000 was made to TRM, and was included in other expense (income), during the second quarter of 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 17, 2006, at our annual meeting of shareholders, the holders of our outstanding common stock took the actions described below. As of the record date for the annual meeting, 16,871,089 shares of common stock were issued and outstanding, each entitled to one vote per share.
     The shareholders elected each of Jeffrey F. Brotman, Edward E. Cohen and Alan D. Schreiber to serve on our Board of Directors for the next three years by the votes indicated below:

	For	Withheld
Jeffrey F. Brotman	13,265,491	1,165,664
Edward E. Cohen	13,164,895	1,266,260
Alan D. Schreiber	14,091,062	340,093
Nancy L. Alperin, Daniel G. Cohen, Hersh Kozlov, and Harmon S. Spolan, will continue their terms of office as directors.
     Additionally, the shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2006 fiscal year. The result of the voting was 14,408,666 for, 20,818 against, and 1,671 abstentions.
ITEM 6. EXHIBITS
(a) Exhibits
2.1(a)	Purchase Agreement by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation dated as of September 30, 2004 (incorporated herein by reference to Exhibit 10.3 of Form 10-Q filed for the quarter ended September 30, 2004)

2.1(b)	Amendment No. 1 to the Purchase Agreement by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM (Canada) Corporation dated November 19, 2004 (incorporated herein by reference to Exhibit 2.2 of Form 8-K dated November 19, 2004)

2.2	Share Purchase Agreement by and among TRM Copy Centers (USA) Corporation and Digital 4 Convenience PLC dated May 18, 2006

3.1(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2	Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

10.3	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)

10.4	a) Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)
b) Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)
c) Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.5	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.6	Form of Stock Option Agreements: a) For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])
b) For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)
c) For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.7(i)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 1, 2006)

10.7(j)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

10.7(k)	Senior Executive Agreement dated May 30, 2006, by and between TRM (ATM) Limited and Kevin Waterhouse

10.8	Credit Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein

10.9	Second Lien Loan Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein

10.10	Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006

31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION

Date: August 9, 2006	By:	/s/ Jon S. Pitcher

Jon S. Pitcher