Form 10-Q
period 2006-09-30
TRM CORP
filed 2007-02-09
CIK 749254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐ NO ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,140,871 shares of common stock outstanding at January 31, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURE
Employment Agreement, Richard B. Stren
AMENDMENT TO LOAN & SERVICING AGREEMENT DATED SEPTEMBER 30, 2006
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Principal Accounting Officer
Certification of Chief Executive Officer, pursuant to Section 906
Certification of Chief Financial Officer, pursuant to Section 906
Certification of Principal Accounting Officer, pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(unaudited)
(In thousands)

	December 31,	September 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$9,708	$7,867
Accounts receivable, net	13,231	11,589
Income tax receivable	211	215
Inventories	1,930	2,413
Prepaid expenses and other	3,610	4,024
Deferred tax asset	1,036	—
Restricted cash – TRM Inventory Funding Trust	74,962	84,723

Total current assets	104,688	110,831
Equipment, less accumulated depreciation and amortization	71,709	44,631
Deferred tax asset	1,631	—
Goodwill	118,875	75,966
Other intangible assets, less accumulated amortization	43,044	7,523
Other assets	1,835	1,535

Total assets	$341,782	$240,486

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,218	$13,632
Accrued expenses	14,940	8,663
Term loans and line of credit	91,605	94,917
TRM Inventory Funding Trust note payable	73,269	82,940
Current portion of obligations under capital leases	828	278

Total current liabilities	193,860	200,430

Obligations under capital leases	686	—
Deferred tax liability	5,430	—
Other long-term liabilities	380	382

Total liabilities	200,356	200,812

Minority interest	1,500	1,500

Shareholders’ equity:
Common stock, no par value - 50,000 shares authorized; 17,106 shares issued and outstanding (16,871 at December 31, 2005)	131,545	132,591
Additional paid-in capital	63	63
Accumulated other comprehensive income:
Accumulated foreign currency translation adjustments	2,958	4,938
Other	(74)	—
Retained earnings (accumulated deficit)	5,434	(99,418)

Total shareholders’ equity	139,926	38,174

Total liabilities and shareholders’ equity	$341,782	$240,486

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
Sales	$57,916	$51,138	$175,495	$155,900
Less discounts	27,677	24,312	80,952	73,456

Net sales	30,239	26,826	94,543	82,444
Cost of sales:
Cost of vault cash	2,612	2,987	7,126	7,879
Other	15,425	15,127	43,955	44,865

Gross profit	12,202	8,712	43,462	29,700
Selling, general and administrative expense (including non-cash stock compensation of $160 and $955 in the three and nine months ended September 30, 2006)	10,906	11,228	32,062	33,945
Impairment charges (note 12):
Goodwill	—	43,743	—	43,743
Other intangible assets	—	30,916	—	30,916
Equipment	—	21,403	—	21,403
Equipment write-offs	54	12	166	238

Operating income (loss)	1,242	(98,590)	11,234	(100,545)
Interest expense:
Interest expense and amortization of debt issuance costs	2,642	2,765	7,661	8,623
Loss on early extinguishment of debt	—	—	—	3,477
Other expense (income), net	(1,458)	(289)	(2,375)	(1,829)

Income (loss) from continuing operations before income taxes	58	(101,066)	5,948	(110,816)
Provision (benefit) for income taxes	(394)	(2,395)	998	(5,194)

Income (loss) from continuing operations	452	(98,671)	4,950	(105,622)
Discontinued operations:
Income (loss) from operations of discontinued UK photocopier company (including gain on disposal of $1,900 in the nine months ended September 30, 2006)	(191)	(286)	(171)	1,347
Provision (benefit) for income tax	(57)	(102)	(51)	577

Income (loss) from discontinued operations	(134)	(184)	(120)	770

Net income (loss)	$318	$(98,855)	$4,830	$(104,852)

Basic and diluted per share information:

Income (loss) from continuing operations	$452	$(98,671)	$4,950	$(105,622)
Preferred stock dividends	—	—	(147)	—
Income allocated to Series A preferred shareholders	—	—	(57)	—

Net income (loss) from continuing operations available to common shareholders	$452	$(98,671)	$4,746	$(105,622)

Weighted average common shares outstanding	14,041	17,102	13,809	17,007
Dilutive effect of stock options	730	—	803	—
Dilutive effect of warrants	—	—	32	—

Weighted average common shares outstanding, assuming dilution	14,771	17,102	14,644	17,007

Basic income (loss) per share:
Continuing operations	$.03	$(5.77)	$.34	$(6.21)
Discontinued operations	(.01)	(.01)	(.01)	.04

Net income (loss)	$.02	$(5.78)	$.33	$(6.17)

Diluted income (loss) per share:
Continuing operations	$.03	$(5.77)	$.33	$(6.21)
Discontinued operations	(.01)	(.01)	(.01)	.04

Net income (loss)	$.02	$(5.78)	$.32	$(6.17)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(unaudited)
(In thousands)

					Accumulated
				Additional	other	Retained
	Comprehensive	Common		paid-in	comprehensive	earnings
	income (loss)	Shares	Amounts	capital	income	(deficit)	Total
Balances, December 31, 2005		16,871	$131,545	$63	$2,884	$5,434	$139,926
Comprehensive loss:
Net loss	$(104,852)	—	—	—	—	(104,852)	(104,852)
Other comprehensive income (loss):
Foreign currency translation adjustment:
Recognized in income	(1,538)	—	—	—	(1,538)	—	(1,538)
Other	3,518	—	—	—	3,518	—	3,518
Other	74	—	—	—	74	—	74

Comprehensive loss	$(102,798)

Exercise of stock options		235	91	—	—	—	91
Restricted stock expense		—	246	—	—	—	246
Stock option expense		—	709	—	—	—	709

Balances, September 30, 2006		17,106	$132,591	$63	$4,938	$(99,418)	$38,174

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine months ended September 30,
	2005	2006
Operating activities:
Net income (loss)	$4,830	$(104,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charges	—	96,062
Depreciation and amortization	15,341	15,608
Non-cash stock compensation	—	955
Gain on sale of investment security	(1,312)	—
Loss on disposal of equipment	210	366
Provision for doubtful accounts	142	397
Deferred income taxes	527	(5,082)
Loss on early extinguishment of debt	—	2,560
Gain on sale of discontinued operations	—	(362)
Cumulative translation adjustment recognized in current period net income	—	(1,538)
Changes in items affecting operations:
Accounts receivable	(5,715)	2,143
Income tax receivable	(278)	(4)
Inventories	4,708	608
Prepaid expenses and other	1,183	(295)
Accounts payable	(7,481)	101
Accrued expenses	(1,509)	(6,175)

Total operating activities	10,646	492

Investing activities:
Proceeds from sale of equipment	41	43
Capital expenditures	(14,064)	(4,464)
Proceeds from discontinued operations sold	—	4,280
Proceeds from sale of investment in equity security	9,583	—
Acquisition of intangible and other assets	(3,346)	(778)

Total investing activities	(7,786)	(919)

Financing activities:
Borrowings on notes payable	7,359	116,431
Repayment of notes payable	(11,004)	(114,001)
Debt financing costs	—	(2,979)
Principal payments on capital lease obligations	(1,702)	(576)
Change in restricted cash	(18,438)	(9,761)
Proceeds from issuance of TRM Inventory Funding Trust note, net of repayments	18,739	9,671
Proceeds from exercise of stock options	249	91
Preferred stock dividends	(367)	—
Other	(141)	(19)

Total financing activities	(5,305)	(1,143)

Effect of exchange rate changes	1	(271)

Decrease in cash and cash equivalents	(2,444)	(1,841)
Beginning cash and cash equivalents	5,576	9,708

Ending cash and cash equivalents	$3,132	$7,867

Supplemental cash flow information:
Non-cash transactions —
Conversion of preferred shares to common shares	$11,620	$—
Payments:
Cash paid for interest	$8,021	$6,245
Cash paid for income taxes	$469	$79
See accompanying notes to consolidated financial statements.

TRM Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Interim Financial Data
          The consolidated financial statements of TRM Corporation and its subsidiaries included herein have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, except for adjustments relating to the impairment of goodwill and certain long-lived assets which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2006.
          We incurred a net loss of $104.9 million in the nine months ended September 30, 2006. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. As discussed further in Note 7, on November 20, 2006 we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. As discussed further in Note 15, during January 2007 we sold our Canadian and United Kingdom ATM businesses and our United States photocopy business and used $98.5 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining principal balance of $1.6 million. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
          We are in the process of preparing a budget and operating plan for 2007, and we expect to be able to reduce our cash expenditures to a level supportable by our ongoing revenues and cash receipts. However, we can provide no assurance that we will be able to do so. If we are unable to do so, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.
2. Financial Statement Reclassifications
          Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ equity or previously reported net income (loss).
3. Net Income (Loss) Per Share
          Basic and diluted net income (loss) per share are based on the weighted average number of shares outstanding during each period, with diluted net income (loss) per share including the effect of potentially dilutive securities. For diluted net income per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. Weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock. For the three and nine months ended September 30, 2005, options to purchase 15,000 shares of our common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three and nine months ended September 30, 2006, all of our stock options and unvested restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. Our options could be dilutive in the future.
4. Inventories (in thousands):

	December 31,	September 30,
	2005	2006
Parts	$1,239	$1,977
ATMs held for resale	654	388
Paper, toner and developer	37	48

Total	$1,930	$2,413

5. Equipment (in thousands) (see Note 12 regarding impairment charges and Note 15 regarding sale of businesses):

	December 31,	September 30,
	2005	2006
Konica analog photocopiers	$50,120	$29,101
Non-Konica analog photocopiers	9,233	5,787
Toshiba digital photocopiers	5,314	—
ATMs	49,547	54,572
Furniture and fixtures	2,767	2,953
Computer equipment	7,994	8,240
Vehicles	200	128

	125,175	100,781
Accumulated depreciation and amortization	(53,466)	(56,150)

	$71,709	$44,631

6. Intangible Assets (in thousands) (see Note 12 regarding impairment charges and Note 15 regarding sale of businesses):

	December 31, 2005			September 30, 2006
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Subject to amortization:
Acquired merchant contracts	$44,717	$(8,871)	$35,846	$8,998	$(4,651)	$4,347
Other	9,917	(2,792)	7,125	4,754	(1,652)	3,102

	54,634	(11,663)	42,971	13,752	(6,303)	7,449
Not subject to amortization:
Goodwill	118,875	—	118,875	75,966	—	75,966
Other	73	—	73	74	—	74

	118,948	—	118,948	76,040	—	76,040

	$173,582	$(11,663)	$161,919	$89,792	$(6,303)	$83,489

          Other intangibles subject to amortization consist of services and noncompete agreements and deferred financing costs.
          Amortization of intangible assets, which is included in selling, general and administrative expense, was $2.2 million for the three months ended September 30, 2005, $2.0 million for the three months ended September 30, 2006, $6.5 million for the nine months ended September 30, 2005 and $5.9 million for the nine months ended September 30, 2006. Estimated amortization expense for intangible assets held at September 30, 2006 is:

Three months ending December 31, 2006:	$450
Years ending December 31:
2007	1,485
2008	1,288
2009	1,215
2010	1,148
2011	757
Thereafter	1,106

$7,449

7. Term Loans and Line of Credit (in thousands):

	December 31,	September 30,
	2005	2006
Term loans	$82,182	$90,211
Line of credit	9,394	4,675
Other	29	31

Total	$91,605	$94,917

          The weighted average interest rate on the term loans as of September 30, 2006 was 10.6%, and the interest rate on borrowings under the line of credit was 12.25%.
          In June 2006, we established a credit facility which we used to refinance our then-existing term loan and lines of credit. In connection with the repayment of our previous loans we expensed previously deferred financing costs and paid a prepayment penalty resulting in a loss on early extinguishment of debt of $3.5 million. The new facility consisted of three related agreements:
•	a $45.5 million credit agreement (the “First Lien Credit Agreement”) with GSO Origination Funding Partners LP (the “GSO Fund”), certain other lenders and Wells Fargo Foothill, Inc., serving as administrative agent, revolving lender, swing line lender and L/C issuer (“WFF”);

•	a $40 million second lien loan agreement with the GSO Fund, certain other lenders and WFF (the “Second Loan Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”); and

•	a £12.9 million (approximately $24.3 million based on exchange rates as of September 30, 2006) facility agreement between our wholly-owned subsidiary, TRM

(ATM) Limited (“TRM (ATM) Ltd.”) and GSO Luxembourg Onshore Funding SarL (“GSO Lux”) as the original lender, facility agent and security agent (the “UK Facility Agreement”).
          Outstanding balances under the three agreements as of September 30, 2006 were as follows (in thousands):

First Lien Credit Agreement, including $4,675 borrowing on line of credit	$30,610
Second Loan Agreement	40,000
UK Facility Agreement	24,276

$94,886

          The First Lien Credit Agreement consisted of a $30.5 million term loan facility and $15 million of revolving commitments. There was a letter of credit sublimit of $6.0 million under the revolving loan commitment. The Second Loan Agreement consisted of a $40 million term loan.
          Prior to the restructuring discussed below, under the First Lien Credit Agreement, both the revolving loans and the term loan bore interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0% while, under the Second Loan Agreement, the term loan bore interest at LIBOR plus 7.0%. Interest on all loans was payable quarterly. Under the First Lien Credit Agreement, we were required to pay quarterly installments of principal of $65,000, with the remaining unpaid principal due at maturity. Under the Second Loan Agreement, we were required to pay the entire principal balance at maturity. The revolving and term loans under the First Lien Credit Agreement matured on June 6, 2011. The term loan under the Second Loan Agreement matured on June 6, 2012.
          The Credit Agreements contained affirmative and negative covenants that restricted our activities and those of our subsidiaries, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The Credit Agreements also contained mandatory prepayment events and events of default relating to customary matters, including payment and covenant defaults, cross defaults relating to other indebtedness, insolvency, loss of access to cash to service at least 80% of our ATM machines at the present level and loss of material contracts. Upon a default, WFF could, at the request of, or may, with the consent of the required lenders, accelerate the maturity of the loans and/or exercise remedies available to it and the lenders. Under the First Lien Credit Agreement, WFF could also terminate both the commitment of each lender to make loans under the revolving loan portion of the facility and WFF’s obligation to issue letters of credit, and could require us and the other borrowers to provide cash collateral as security for any outstanding letters of credit.
          The UK Facility Agreement consisted of a £12.9 million (approximately $24.3 million based on exchange rates as of September 30, 2006) term loan. Prior to restructuring, discussed below, the loan bore interest at LIBOR plus 4.0% plus an amount intended to compensate GSO Lux for reserve requirements at the Bank of England or the European Central Bank with respect to the loan. The UK Facility Agreement contained affirmative and negative undertakings that restricted TRM (ATM) Ltd.’s activities, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The UK Facility Agreement also contained mandatory prepayment events and events of default relating to customary matters, including non-payment, cross defaults relating to other indebtedness and insolvency. Upon a default, GSO Lux could accelerate the maturity of the loan.
          Affirmative covenants in the Credit Agreements and the UK Facility Agreement included requirements to: achieve certain levels of earnings before interest, taxes, depreciation, amortization and certain other non cash expenses (“EBITDA”); maintain certain financial ratios related to funded debt, total debt and fixed charge coverage to earnings before taxes, depreciation, amortization and non cash expenses; and limit capital expenditures.
          As of September 30, 2006, our financial performance caused us to not be in compliance with three of the covenants in the Credit Agreements and the UK Facility Agreement: the minimum amount of consolidated EBITDA (annualized), the consolidated leverage ratio and the consolidated fixed charge coverage ratio. Our lenders had the right to seek to accelerate the loan under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As modified, additional borrowings under the revolving line of credit under the First Lien Credit Agreement were restricted, and the interest rate on borrowings under the line of credit increased to LIBOR plus 6% (which is equal to the rate that would have applied under the First Lien Credit Agreement had the lenders declared a default); the interest rate under the UK Facility Agreement increased to LIBOR plus 6% (which is equal to the rate under the UK Facility Agreement that would have applied under a default). The increased interest cost is to be deferred and added to principal. In addition, the Second Loan Agreement has been bifurcated to create a $15 million term loan (Term Loan A) with interest at LIBOR plus 9% and a $25 million term loan (Term Loan B) with interest at LIBOR plus 12%. Payment of the 2% increase in the interest on Term Loan A and all of the interest on Term Loan B is deferred and added to principal. The maturity dates of the loans under the First Lien Credit Agreement, Term Loan A and the loan under the UK Facility Agreement were changed to February 28, 2007. Term Loan B matures June 6, 2012. In addition, a payment of $10 million against the term loan under the First Lien Credit Agreement was due January 31, 2007. The financial covenants have been modified to require achievement of certain levels of EBITDA, adjusted monthly, and to limit capital expenditures. In connection with these modifications to our loan agreements, the lenders charged us fees aggregating $1.0 million which were added to the principal balances of our loans. We also granted warrants to the holders of Term Loan B to purchase 3.1 million shares of our common stock at a price equal to a 5% premium above the weighted average price of our common stock for the seven trading days following November 20, 2006. Based upon that formula, the exercise price of the warrants was set at $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We have agreed to file a registration statement with the SEC covering the resale of the shares issuable upon exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007.
          Using the Black-Scholes valuation model, we estimated the total fair value of the warrants issued to the holders of Term Loan B to be approximately $3.3 million. In addition, we incurred fees from the lenders of $1.0 million and legal fees in connection with our November 2006 debt restructuring. As of September 30, 2006, we had $2.8 million of unamortized deferred financing costs associated with the credit facility established in June 2006. We are presently evaluating the accounting for these agreements to determine whether the modification of our loans should be accounted for as a modification of terms, an extinguishment of debt or a troubled debt restructuring. In any event, we expect that substantially all of the unamortized deferred financing costs, the fair value of the warrants and the fees incurred in connection with the debt restructuring will be charged to expense in the fourth quarter of 2006 and first quarter of 2007, and may all be charged to expense in the fourth quarter of 2006. We are also reviewing the terms of the warrants to determine whether they should be classified as equity or debt instruments.

          The borrowings pursuant to the Credit Agreements and the UK Facility Agreement are collateralized by substantially all of our assets and the assets of our subsidiaries, and by a pledge of the stock of our United States subsidiaries and 65% of the stock of our foreign subsidiaries.
          Because we are uncertain whether we can comply with all of the terms and covenants of the restructured loans, the entire balance of the loans has been classified as a current liability on our balance sheet.
          As discussed further in Note 15, during January 2007 we sold our Canadian and United Kingdom ATM businesses and our United States photocopy business and used $98.5 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners and other lenders. These payments repaid all of our liability under the First Lien Credit Agreement, the UK Facility Agreement and Term Loan A under the Second Loan Agreement. Following these payments we have a remaining balance of $1.6 million on Term Loan B.
          As of September 30, 2006 we entered into an amendment to our United States vault cash agreement to reset the minimum net worth covenant to $15 million. In January 2007 we entered into a further amendment which, among other changes, extended the facility for five years and reduced the facility size to $100 million. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment.
8. Shareholders’ Equity
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

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$318	$4,830
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(371)	(1,116)

Pro forma net income (loss)	$(53)	$3,714

Basic net income per share:
As reported	$.02	$.33
Pro forma	$.00	$.26

Diluted net income per share:
As reported	$.02	$.32
Pro forma	$.00	$.24
          During the nine months ended September 30, 2006, options to purchase 306,890 common shares at prices ranging from $1.15 or $6.50 were exercised, including options to purchase 72,058 shares that were exercised on a cashless basis as allowed under the Company’s Omnibus Stock Option Plan. 234,832 common shares were issued as a result of options exercised during the first nine months of 2006.
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using APB No. 25, and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R became effective for our first quarter beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that had not vested by the adoption date. We have adopted SFAS 123R effective January 1, 2006 on a prospective basis using the modified prospective transition method. SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest. We have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Because most of our previously granted stock options had vested prior to the end of 2005 and only 15,000 options have been issued through September 30, 2006, the effect of adopting SFAS 123R on our results of operations, loss per share and cash flow for the first nine months of 2006 was not material.

          Non-cash stock compensation expense for the first nine months of 2006 is included in selling, general and administrative expense and includes amortization of previously unvested stock option grants and amortization of restricted shares of common stock granted to our directors and certain executive officers. In April 2006 we accelerated the vesting of certain options granted to our former President and Chief Executive Officer. We recorded non-cash compensation expense of $618,000 in connection with this action in the second quarter of 2006.
          Non-cash compensation expense (in thousands):

Modification of options previously granted	$618
Amortization of:
Option grants	91
Restricted shares	246

$955

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
          A summary of stock option activity during the nine months ended September 30, 2006 follows:

	Shares	Weighted
	under	average
	option	exercise price
Balance January 1, 2006	1,457,015	$5.94
Options granted	15,000	6.10
Options exercised	(306,890)	1.97
Options forfeited	(156,750)	8.81

Balance September 30, 2006	1,008,375	6.71

          As of September 30, 2006, options to acquire 952,250 shares at a weighted average exercise price of $6.76 per share were exercisable. As of September 30, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under our stock award plans that are expected to vest ($510,000 as of December 31, 2005). We expect to recognize that cost over a weighted average period of 2.1 years.
          During the fourth quarter of 2005, grants of 27,000 restricted shares were made to our directors, of which 20,000 shares were forfeited during the first nine months of 2006. An additional 223,000 shares were granted during the first nine months of 2006, resulting in 230,000 shares outstanding as of September 30, 2006. The weighted average fair value of the shares granted during 2006 was $6.43 per share. None of the restricted shares have vested as of September 30, 2006. The restricted shares vest annually over three to four years.

          We did not grant any options in the first nine months of 2005. The weighted average fair value of options granted during the first nine months of 2006 was $5.25 per share. The intrinsic value of options exercised was $1.4 million and $1.6 million during the first nine months of 2005 and 2006, respectively.
          Options outstanding that were fully vested or expected to vest as of September 30, 2006:

Number of shares under option	1,008,375
Weighted average exercise price	$6.71
Aggregate intrinsic value	$133,000
Weighted average remaining contractual term	1.9	years
          All fully vested options are currently exercisable as of September 30, 2006.
9. Provision for Income Taxes
          We recorded a tax benefit from continuing operations of $2.4 million and $5.2 million for the three and nine months ended September 30, 2006, resulting in effective tax rates of 2.4% and 4.7%, respectively. The benefits recorded for the three and nine months ended September 30, 2006 are due to the reversal of deferred tax liabilities recorded in prior periods. The tax benefits are less than the statutory rate due primarily to losses for which no tax benefit can be recorded. No benefit is recorded because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. Our effective tax rate for continuing operations for the first nine months of 2005 was 16.8%, resulting in a tax provision of $1.0 million. In the second quarter of 2005, we reached an agreement with the United Kingdom taxing authorities allowing the deductibility of certain intercompany interest amounts that we had previously treated as non-deductible. The $720,000 benefit of this additional deductible expense was recognized in the second quarter of 2005. In the third quarter of 2005, we released a valuation allowance relating to capital loss carryforwards resulting in a no tax provision on a $1.3 million gain from a sale of equity securities. These factors resulted in an effective tax rate for the first nine months of 2005 which is substantially lower than the United States statutory rate.
          Our effective tax rate for discontinued operations for the first nine months of 2006 was 42.8%, resulting in a tax provision of $577,000. The tax provision is higher than the statutory rate because the tax benefit on operating losses of our United Kingdom photocopier subsidiary is computed at a United Kingdom tax rate that is lower than the United States rate on which the tax provision on the gain on disposal is computed.

10. Segment Reporting
          As of September 30, 2006 we have the following six segments: Automated Teller Machine (“ATM”) operations in the United States, Canada, the United Kingdom and Germany; and photocopy operations in the United States and Canada. The ATM segments own and/or operate ATMs, sell ATM machines, and service equipment for others. The photocopy segments own and maintain self-service photocopiers in retail establishments. See Note 15 regarding the sale of certain of our businesses in January 2007.
          Prior to the third quarter of 2006 we reported our operations in two segments – ATM and Photocopy. During the third quarter of 2006 our President and Chief Executive Officer began regularly reviewing operating results of our businesses on a geographical basis. We have modified our segment disclosures to reflect this change in our reporting practices. As a result of modifying our segment disclosures, during the third quarter of 2006 we reallocated goodwill of $119.7 million previously reported as an asset of our ATM segment to the new ATM segments as follows (in thousands):

United States ATM	$37,140
Canada ATM	9,513
United Kingdom ATM	73,056
          We reallocated the goodwill based on the estimated relative fair values of the segments. See Note 12 regarding impairment of goodwill.
          The results of operations of our United Kingdom photocopier subsidiary, which we sold in June 2006, are presented as discontinued and have been excluded from the segment information presented in this footnote. General corporate overhead previously charged to the United Kingdom photocopier subsidiary has been reallocated to our remaining photocopier operations.
          The accounting policies of the segments are substantially the same as those described in Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluate each segment’s performance based on pretax income or loss excluding general corporate costs such as costs of raising capital and pursuing potential acquisitions, and certain interest expense, loss on debt redemption and other income and expense. Prior to the third quarter of 2006 we evaluated each segment’s performance based on operating income or loss excluding costs attributable to general corporate purposes which were not allocated to the segments. We have modified our segment disclosures to reflect this change in our reporting practices. Information regarding the operations of these reportable segments is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
Net sales:
ATM:
United States	$12,589	$9,712	$39,730	$32,351
Canada	2,281	1,852	6,956	5,476
United Kingdom	8,517	8,913	25,193	24,346
Germany	—	48	—	59

	23,387	20,525	71,879	62,232

Photocopy:
United States	6,059	5,551	19,954	17,457
Canada	793	750	2,710	2,755

	6,852	6,301	22,664	20,212

	$30,239	$26,826	$94,543	$82,444

Pretax income (loss) excluding unallocated costs:
ATM:
United States	$2,203	$(45,004)	$7,078	$(44,947)
Canada	394	(6,367)	439	(6,560)
United Kingdom	41	(25,936)	1,514	(27,612)
Germany	(271)	(185)	(389)	(617)

	2,367	(77,492)	8,642	(79,736)

Photocopy:
United States	644	(18,282)	3,172	(18,321)
Canada	(379)	(2,999)	(366)	(2,984)

	265	(21,281)	2,806	(21,305)

	$2,632	$(98,773)	$11,448	$(101,041)

Reconciliation of segment data to income (loss) from continuing operations before income taxes:
Pretax income (loss) excluding unallocated costs	$2,632	$(98,773)	$11,448	$(101,041)
Unallocated costs	(2,384)	(1,931)	(5,678)	(6,161)
Interest expense	(149)	(456)	(457)	(2,025)
Loss on early extinguishment of debt	—	—	—	(3,105)
Other income (expense)	(41)	94	635	1,516

Income (loss) from continuing operations before income taxes	$58	$(101,066)	$5,948	$(110,816)

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

Total assets as of September 30, 2006 (in thousands):

ATM:
United States (including goodwill of $16.7 million)	$123,163
Canada (including goodwill of $3.7 million)	11,674
United Kingdom (including goodwill of $55.6 million)	92,076
Germany	1,002
Photocopy:
United States	10,711
Canada	1,860

$240,486

11. Insurance Settlement
          During the second quarter of 2005 we reached a final settlement agreement in the amount of $700,000 with our directors’ and officers’ liability insurer to obtain reimbursement of monies we spent to settle litigation. The settlement payment of $700,000 was made to TRM, and was included in other expense (income), net during the second quarter of 2005.
12. Impairment Charges
          During the third quarter of 2006 we recorded non-cash charges of $96.1 million for the impairment of certain assets in our ATM and photocopier segments, as follows:
•	ATM goodwill. Because of continuing decreases in sales and operating margins in the ATM segments and other factors, we re-evaluated our financial forecasts in the third quarter of 2006 and concluded that it was necessary to review goodwill in our United States, Canadian and United Kingdom ATM segments for impairment of value. The review, consisting of a comparison of the carrying value of the goodwill to its implied fair value, resulted in impairment charges of $20.4 million in the United States, $5.8 million in Canada and $17.5 million in the United Kingdom. Our estimate of the implied fair value of the United States ATM segment’s goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a six-year period with residual value, using an 11% discount rate. Our estimate of the implied fair value of the Canadian and United Kingdom ATM segments’ goodwill was based on the estimated selling prices of those ATM segments.

•	Finite-lived intangible assets associated with the ATM businesses. Because of faster than anticipated attrition of customer contracts, operating losses and revised financial forecasts, we decided that we should review the carrying value of the long-lived assets of our United States, Canadian and United Kingdom ATM segments. As a result, we determined that the future cash flows from those assets were not adequate to recover those assets, and we recorded impairment charges of $22.9 million in the United States, $272,000 in Canada and $7.7 million in the United Kingdom, based on comparisons of the carrying amounts of the assets to their estimated fair values. Our estimate of the fair value of the United States assets was based on the discounted values of estimated future cash flows over a seven-year period using an 11% discount rate. Our estimates of the fair value of the Canadian and United Kingdom assets were based on the estimated selling price of those ATM segments.

•	Photocopy equipment in the United States and Canada. Because of operating losses in our United States and Canadian photocopy segments and revised financial forecasts, we reviewed the carrying value of those segments’ long-lived assets, which consist almost entirely of photocopy equipment. As a result, we determined that future cash flows from the photocopy segments were not adequate to recover the carrying value of that equipment, and we recorded impairment charges of $18.7 million in the United States and $2.7 million in Canada based on a comparison of the carrying amounts of these assets to their estimated fair values. Our estimates of the fair values of the asset groups were based on the estimated selling price of the United States photocopy segment and the discounted value of estimated future cash flows over a ten-year period using an 11% discount rate for the Canadian photocopy segment.
13. Discontinued Operations
          On June 28, 2006, we sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, to an unrelated third party for cash. TRM Copy Centres (U.K.) Limited operated approximately 2,500 photocopiers. The net sales price was £2.32 million (approximately $4.3 million). The net carrying amount of the assets (principally equipment) of the subsidiary sold was $2.1 million. We have recorded a gain on the sale of $1.9 million, including recognition in income of foreign currency exchange gains of $1.5 million that had previously been recorded in other comprehensive income. The operations of our United Kingdom photocopier subsidiary are shown in the accompanying statement of operations for all periods presented as discontinued operations. The net revenues of our United Kingdom photocopier subsidiary reported in discontinued operations were $1.1 million for the three-month period ended September 30, 2005, and $3.4 million and $1.6 million for the nine-month periods ended September 30, 2005 and 2006, respectively.
14. New Accounting Standards
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
          In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The statement is effective for fiscal years beginning after

November 15, 2007. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to a company’s financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We anticipate no material impact on our results of operations, financial position or cash flows as a result of this interpretation.
15. Subsequent Events – Corporate Restructuring and Sales of Businesses
          In November 2006 we announced that we were implementing a corporate restructuring plan involving an initial planned reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. In connection with this restructing plan, 38 positions in the United States have been eliminated, which we anticipate will reduce our personnel costs by approximately $1.8 million on an annualized basis. Subsequent to our announcement of a corporate restructuring plan, we have entered into agreements to sell operations that accounted for more than 55% of our net sales and 46% of our gross profit in the first nine months of 2006.
          In December 2006 we entered into agreements to sell substantially all of the assets of our United States photocopy segment and our Canadian ATM segment. We have also entered into facilities maintenance and transition services agreements with the purchaser of the United States photocopy business which provide for certain services to be rendered by both parties for the benefit of the other during a transition period that is expected to be between 45 and 180 days. The sale of the Canadian ATM business closed January 12, 2007. The sales price for the assets of the Canadian ATM business was approximately Canadian $14.2 million (approximately U.S. $12.2 million using exchange rates as of January 12, 2007), subject to certain adjustments. The sale of the United States photocopy business closed January 29, 2007. The sales price for the assets of the United States photocopy business was approximately $9.0 million, and is subject to certain adjustments.
          Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £47.1 million (approximately $92.6 million using exchange rates as of January 24, 2007).
          The total of the sales prices for the businesses we sold in January 2007 was approximately $113.8 million, before selling costs. We used $98.5 million of the net cash proceeds of $103.9 million to make principal and interest payments on our debt. The balance was used to fund escrow deposits and deposits with our bank.
          Because of the sales of our Canadian, United Kingdom and German ATM businesses and our United States photocopy business, we expect to report the results of operations of these businesses as discontinued operations in our financial statements for the year ended December 31, 2006.

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
          Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of the risks and uncertainties that may impact our business in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in this Quarterly Report on Form 10-Q. Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required under the federal securities laws and the rules and regulations of the SEC.
Overview
          We are an owner and operator of automated teller machine, or ATM, networks. Until January 2007 we had ATM operations in the United States, the United Kingdom, Canada and Germany.
          During the first nine months of 2006, we incurred a net loss of $104.9 million. Based upon our financial performance during 2006, we determined that we were in default under certain financial covenants contained in the credit facilities administered by GSO Origination Funding Partners LP and other lenders. In November 2006, we amended the credit facility. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. For a discussion of our default, terms of the amended credit facility and subsequent payments see “Liquidity and Capital Resources – Syndicated Credit Facility.”
          During the third quarter of 2006, we evaluated the carrying value of goodwill, other intangible assets and fixed assets. As a result of this evaluation, we recorded impairment charges with respect to our ATM operations and reduced the carrying value of our photocopiers by a total of $96.1 million. See “Impairment Charges” for further discussion.
          On June 28, 2006, we sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, to an unrelated third party for cash. TRM Copy Centres (U.K.) Limited operated approximately 2,500 photocopiers. The net sales price was £2.32 million (approximately $4.3 million). We have recorded a gain on the sale of $1.9 million, including recognition in income of foreign currency exchange gains of $1.5 million that had previously been recorded in other comprehensive income. The operations of our United Kingdom photocopier subsidiary (including both financial and statistical data) are shown in the accompanying statement of operations and throughout this discussion for all periods presented as discontinued operations.
          In December 2006 we entered into agreements to sell substantially all of the assets of our United States photocopy segment and our Canadian ATM segment. We have also entered into facilities maintenance and transition services agreements with the purchaser of the United States photocopy business which provide for certain services to be rendered by both parties for the benefit of the other during a transition period that is expected to be between 45 and 180 days. The sale of the Canadian ATM business closed January 12, 2007. The sales price for the assets of the Canadian ATM business was approximately Canadian $14.2 million (approximately U.S. $12.2 million using exchange rates as of January 12, 2007), subject to certain adjustments. The sale of the United States photocopy business closed January 29, 2007. The sales price for the assets of the United States photocopy business was approximately $9.0 million, and is subject to certain adjustments.
          Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £47.1 million (approximately $92.6 million using exchange rates as of January 24, 2007).
          We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
          We are in the process of preparing a budget and operating plan for 2007, and we expect to be able to reduce our cash expenditures to a level supportable by our ongoing revenues and cash receipts. However, we can provide no assurance that we will be able to do so. If we are unable to do so, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.
          During the first nine months of 2006, our ATM networks had an average of 17,957 transacting machines deployed throughout the United Kingdom, United States and Canada representing a decrease of 2,196 ATMs (or 10.9%) when compared to the first nine months of 2005. The decrease in the number of ATMs was principally due to attrition of ATM contracts acquired in our acquisition of the ATM business of eFunds Corporation in November 2004. Our ATM operations produced net sales of $62.2 million during the first nine months of 2006, a decrease of $9.6 million (or 13.4%) as compared to the same period in the prior year.
          During the first nine months of 2006, we had an average of 20,494 photocopiers in the United States and Canada, a decrease of 883 photocopiers (or 4.1%) when compared to the average for the first nine months of the prior year. Photocopy net sales were $20.2 million for the first nine months of 2006, down from $22.7 million during the same period in the prior year.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
ATM Results of Operations by Segment
(See Note 10 to our condensed consolidated financial statements for additional information regarding the operations of our segments.)

	Three months ended September 30, 2006
	United States		Canada		United Kingdom		Germany		Total ATM
		% of		% of		% of		% of		% of
	Amount	sales	Amount	sales	Amount	sales	Amount	sales	Amount	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$24,809	93.9%	$3,470	84.0%	$12,879	99.1%	$50	100.0%	$41,208	94.5%
Service and other sales	1,009	3.8	628	15.2	82	0.6	—	0.0	1,719	3.9
Sales of ATM equipment	596	2.3	33	0.8	36	0.3	—	0.0	665	1.6

Total sales	26,414	100.0	4,131	100.0	12,997	100.0	50	100.0	43,592	100.0
Less discounts	16,702	63.2	2,279	55.2	4,084	31.4	2	4.0	23,067	52.9

Net sales	9,712	36.8	1,852	44.8	8,913	68.6	48	96.0	20,525	47.1
Cost of sales:
Cost of vault cash	1,782	6.7	311	7.5	885	6.8	9	18.0	2,987	6.9
Other	4,110	15.6	1,016	24.6	5,398	41.6	90	180.0	10,614	24.3

Gross profit (loss)	$3,820	14.5%	$525	12.7%	$2,630	20.2%	$(51)	(102.0)%	$6,924	15.9%

Operating data:
Average number of transacting ATMs	12,236		1,469		3,858		24		17,587
Withdrawal transactions	11,068,157		1,890,246		4,871,116		14,530		17,844,049
Average withdrawals per ATM per month	302		429		421		202		338
Average transaction-based sales per withdrawal transaction	$2.24		$1.84		$2.64		$3.44		$2.31
Average discount per withdrawal transaction	$1.51		$1.21		$0.84		$0.14		$1.29
Net transaction-based sales per withdrawal transaction	$0.73		$0.63		$1.81		$3.30		$1.02

	Three months ended September 30, 2005
	United States		Canada		United Kingdom		Total ATM
		% of		% of		% of		% of
	Amount	sales	Amount	sales	Amount	sales	Amount	sales
	(in thousands, except operating and percentage data)
Transaction-based sales	$29,479	91.0%	$3,862	78.4%	$12,195	99.2%	$45,536	91.8%
Service and other sales	2,420	7.5	721	14.6	16	0.1	3,157	6.4
Sales of ATM equipment	508	1.5	342	7.0	85	0.7	935	1.8

Total sales	32,407	100.0	4,925	100.0	12,296	100.0	49,628	100.0
Less discounts	19,818	61.2	2,644	53.7	3,779	30.7	26,241	52.9

Net sales	12,589	38.8	2,281	46.3	8,517	69.3	23,387	47.1
Cost of sales:
Cost of vault cash	1,508	4.7	218	4.4	886	7.2	2,612	5.3
Other	4,411	13.5	1,454	29.5	4,999	40.7	10,864	21.8

Gross profit	$6,670	20.6%	$609	12.4%	$2,632	21.4%	$9,911	20.0%

Operating data:
Average number of transacting ATMs	14,326		1,748		3,702		19,776
Withdrawal transactions	12,917,269		2,287,547		4,769,240		19,974,056
Average withdrawals per ATM per month	301		436		429		337
Average transaction-based sales per withdrawal transaction	$2.28		$1.69		$2.56		$2.28
Average discount per withdrawal transaction	$1.53		$1.16		$0.79		$1.31
Net transaction-based sales per withdrawal transaction	$0.75		$0.53		$1.76		$0.97

Photocopy Results of Operations by Segment
(See Note 10 to our condensed consolidated financial statements for additional information regarding the operations of our segments.)

	Three months ended September 30, 2006
	United States		Canada		Total Photocopy
		% of		% of		% of
	Amount	sales	Amount	sales	Amount	sales
	(in thousands, except operating and percentage data)
Sales	$6,668	100.0%	$878	100.0%	$7,546	100.0%
Less discounts	1,117	16.8	128	14.6	1,245	16.5

Net sales	5,551	83.2	750	85.4	6,301	83.5
Cost of sales	3,723	55.8	790	90.0	4,513	59.8

Gross profit (loss)	$1,828	27.4%	$(40)	(4.6)%	$1,788	23.7%

Operating data:
Average number of photocopiers	17,341		2,751		20,092
Number of photocopies	68,226,667		14,906,889		83,133,556
Average photocopies per machine per month	1,311		1,806		1,379
Average sales per photocopier per month	$128.17		$106.39		$125.19
Average sales per photocopy	$0.098		$0.059		$0.091
Average discount per photocopy	$0.017		$0.009		$0.015
Average net sales per photocopy	$0.081		$0.050		$0.076
Average gross profit (loss) per photocopy	$0.027		$(0.003)		$0.022

	Three months ended September 30, 2005
	United States		Canada		Total Photocopy
		% of		% of		% of
	Amount	sales	Amount	sales	Amount	sales
		(in thousands, except operating and percentage data)
Sales	$7,349	100.0%	$939	100.0%	$8,288	100.0%
Less discounts	1,290	17.6	146	15.5	1,436	17.3

Net sales	6,059	82.4	793	84.5	6,852	82.7
Cost of sales	3,859	52.5	702	74.8	4,561	55.1

Gross profit	$2,200	29.9%	$91	9.7%	$2,291	27.6%

Operating data:
Average number of photocopiers	18,310		2,783		21,093
Number of photocopies	86,070,253		14,745,182		100,815,435
Average photocopies per machine per month	1,567		1,766		1,593
Average sales per photocopier per month	$133.79		$112.47		$130.98
Average sales per photocopy	$0.085		$0.064		$0.082
Average discount per photocopy	$0.015		$0.010		$0.014
Average net sales per photocopy	$0.070		$0.054		$0.068
Average gross profit per photocopy	$0.026		$0.006		$0.023
Sales
          For the third quarter of 2006, consolidated sales decreased by $6.8 million, or 11.7%, to $51.1 million from $57.9 million for the third quarter of the prior year. Sales decreased by $6.0 million in the United States ATM segment and by $794,000 in the Canadian ATM segment due primarily to attrition of ATM contracts acquired in the acquisition of eFunds Corporation’s ATM business in the United States and Canada in November 2004. Sales increased in the United Kingdom ATM segment by $701,000 due to changes in exchange rates and an increase in the average number of transacting ATMs from 3,702 to 3,858. Our German ATM segment began generating revenues in 2006. Photocopier sales decreased by $742,000 primarily due to a decline both in operating photocopiers and in the average number of photocopies per machine in the United States.
          During the third quarter of 2006, sales and expenses were affected by the decline in value of the U.S. dollar as compared to the Canadian dollar and the British pound. Approximately 35% of consolidated sales for the quarter were generated in the United Kingdom and Canada by our subsidiaries in those countries. The average exchange rates during the third quarter of 2006 were $1.884 to £1.00 and U.S. $.894 to Canadian $1.00, compared to $1.788 to £1.00 and U.S. $.825 to Canadian $1.00 during the third quarter of 2005. As a result of these changes in the value of the British pound and Canadian dollar, we reported $1.0 million more in sales during the third quarter of 2006 than we would have reported had the exchange rates remained constant at the averages for the same period of 2005. This gain was substantially offset by corresponding exchange rate-related increases in discounts and expenses.
          ATM sales. ATM sales were $43.6 million for the third quarter of 2006 compared to $49.6 million for the third quarter of the prior year. The $6.0 million, or 12.2%, decrease in ATM sales was primarily a result of a $4.3 million decrease in transaction-based sales.
          The $4.3 million decrease in transaction-based sales resulted primarily from an 11.1% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of the contracts acquired from eFunds Corporation in the United States and Canada in November 2004. We expect that the number of ATMs in our networks will continue to decrease during the remainder of 2006. However, we expect the decrease to be at a lower rate than that experienced during the last twelve months. During the three quarters ended March 31, 2006, we had an average quarterly decrease in transacting ATMs of 3.2%. In the quarter ended June 30, 2006, the decrease was 2.0%. In the quarter ended September 30, 2006, the decrease was 2.1%.
          The change in the value of the British pound and Canadian dollar relative to the U.S. dollar for the third quarter of 2006 compared to same period in the prior year, resulted in a $980,000 increase in ATM sales. This increase was substantially offset by exchange rate-related increases in costs.
          Photocopier sales. Photocopier sales in the third quarter of 2006 were $7.5 million compared to $8.3 million in the same period of the prior year. The $742,000 decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 17.5% for the third quarter of 2006 compared to the same period in the prior year, to 83 million copies from 101 million copies, due to a combination of:
•	A decline in operating photocopiers to an average of 20,092 in the third quarter of 2006 from an average of 21,093 for the same period in the prior year.

•	A decline in the average number of photocopies made per unit per month to 1,379 for the third quarter of 2006 from 1,593 for the same period in the prior year due in part to price increases as well as competition from alternative media and copying services.
          The declining volume was partially offset by the change in value of the Canadian dollar relative to the U.S. dollar for the third quarter of 2006 compared to the same period in the prior year which resulted in a $68,000 increase in photocopier sales. This increase was substantially offset by exchange rate-related increases in costs.
Sales Discounts
          Sales discounts on a consolidated basis as a percentage of sales were 47.5% in the third quarter of 2006 and 47.8% in the third quarter of 2005.
          Sales discounts in the United States ATM segment increased slightly, to 67.3% of transaction-based sales for the third quarter of 2006 from 67.2% for the third quarter of 2005. Sales discounts in the United Kingdom ATM segment also increased slightly, to 31.7% of transaction-based sales from 31.0%. Sales discounts in the Canadian ATM segment decreased to 65.7% of transaction-based sales from 68.5%.
          Sales discounts in the United States photocopier segment decreased in the third quarter of 2006 to 16.8% of sales from 17.6% in the same period of 2005, as a result of declining volumes and merchant contracts that provide percentage discounts that decrease as copy volume decreases. Sales discounts in the Canadian photocopier segment as a percentage of sales also decreased, from 15.5% to 14.6%.
Cost of Sales
          Cost of sales on a consolidated basis increased to 35.4% of gross sales in the third quarter of 2006, from 31.1% in the third quarter of 2005. Cost of sales as a percentage of sales increased in both the ATM and photocopier businesses.
          ATM cost of sales. Cost of sales in our ATM operations increased by $125,000 to $13.6 million in the third quarter of 2006 from $13.5 million for the same time period in 2005. Cost of sales in the United States ATM segment decreased by $27,000, cost of sales in the Canadian ATM segment decreased $345,000, and cost of sales in the United Kingdom ATM segment increased by $398,000. ATM costs of sales increased as a result of:
•	A $378,000 increase in labor cost, due in part to increased maintenance requirements and in part to servicing more of our ATMs with our own technicians as opposed to using contract services.

•	Cost of vault cash increased $375,000 due to increased interest rates. The average interest rate on our United States vault cash facility during the three months ended September 30, 2006 was approximately 1.9% higher than the rate for the same period in the prior year.

•	The cost of parts increased $219,000 in part because we serviced more of our ATMs with our own technicians in 2006 as opposed to using contract services.

•	Depreciation increased $209,000, primarily due to an increase in the number of our owned ATM units, additional technology upgrades and the impact of the increase in the value of the British pound relative to the dollar.

•	A $180,000 increase in auto expense due in part to rising fuel costs.
          These increases were mostly offset by:
•	A $1.0 million decrease in cash losses, primarily in the United Kingdom, resulting in part from additional security measures implemented during 2006 and reduced cash loads in selected ATM machines.

•	A $245,000 decrease in third party maintenance.
          Exchange rate effects caused us to report approximately $422,000 more in cost of sales in the third quarter of 2006 than we would have reported had the exchange rate for the British pound and Canadian dollar remained at the average for the same period of 2005.
          Photocopier cost of sales. Cost of sales in our photocopier operations stayed relatively flat at $4.5 million in the third quarter of 2006 compared to $4.6 million for the same time period in 2005. The reduction in photocopy volume resulted in a decline in the cost of labor, paper and supplies of $394,000. However, this decrease was partially offset by a $159,000 increase in depreciation and an $113,000 increase in automobile expense. Depreciation expense increased due to increases in the minimum depreciation for copiers on the units of production depreciation method. Automobile costs increased because of rising fuel costs.
          Exchange rate effects caused us to report $61,000 more in photocopier cost of sales in the third quarter of 2006 than we would have reported had the exchange rates for the Canadian dollar remained at the average for same period in 2005.
Selling, General and Administrative Expense
          Selling, general and administrative expense increased by $322,000 to $11.2 million in the third quarter of 2006 from $10.9 million in the third quarter of 2005. The increase was due primarily to an increase of $160,000 in non-cash stock-based compensation and $106,000 in bad debt expense.
          The change in the value of the British pound and the Canadian dollar caused an increase of $172,000 in selling, general and administrative expense.

Impairment Charges
          During the third quarter of 2006 we recorded non-cash charges of $96.1 million for the impairment of certain assets in our ATM and photocopier segments, as follows:
•	ATM goodwill. Because of continuing decreases in sales and operating margins in the ATM segments and other factors, we re-evaluated our financial forecasts in the third quarter of 2006 and concluded that it was necessary to review goodwill in our United States, Canadian and United Kingdom ATM segments for impairment of value. The review, consisting of a comparison of the carrying value of the goodwill to its implied fair value, resulted in impairment charges of $20.4 million in the United States, $5.8 million in Canada and $17.5 million in the United Kingdom. Our estimate of the implied fair value of the United States ATM segment’s goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a six-year period with residual value, using an 11% discount rate. Our estimate of the implied fair value of the Canadian and United Kingdom ATM segments’ goodwill was based on the estimated selling prices of those ATM segments.

•	Finite-lived intangible assets associated with the ATM businesses. Because of faster than anticipated attrition of customer contracts, operating losses and revised financial forecasts, we decided that we should review the carrying value of the long-lived assets of our United States, Canadian and United Kingdom ATM segments. As a result, we determined that the future cash flows from those assets were not adequate to recover those assets, and we recorded impairment charges of $22.9 million in the United States, $272,000 in Canada and $7.7 million in the United Kingdom, based on comparisons of the carrying amounts of the assets to their estimated fair values. Our estimate of the fair value of the United States assets was based on the discounted values of estimated future cash flows over a seven-year period using an 11% discount rate. Our estimates of the fair value of the Canadian and United Kingdom assets were based on the estimated selling price of those ATM segments.

•	Photocopy equipment in the United States and Canada. Because of operating losses in our United States and Canadian photocopy segments and revised financial forecasts, we reviewed the carrying value of those segments’ long-lived assets, which consist almost entirely of photocopy equipment. As a result, we determined that future cash flows from the photocopy segments were not adequate to recover the carrying value of that equipment, and we recorded impairment charges of $18.7 million in the United States and $2.7 million in Canada based on a comparison of the carrying amounts of these assets to their estimated fair values. Our estimates of the fair values of the asset groups were based on the estimated selling price of the United States photocopy segment and the discounted value of estimated future cash flows over a ten-year period using an 11% discount rate for the Canadian photocopy segment.

Interest Expense and Amortization of Debt Issuance Cost
          Interest expense increased by $123,000 to $2.8 million in the third quarter of 2006 from $2.6 million in the third quarter of 2005. The increase in interest expense is due primarily to the increase in interest rates on our term debt. The weighted average interest rate on our $113 million term loan as of September 30, 2005 was 7.6%. As of September 30, 2006, the balance of our term loans totaled $90.2 million, and the weighted average interest rate was 10.6%. Because of the restructuring of our syndicated credit facility in November 2006, described in “Liquidity and Capital Resources – Syndicated Credit Facility,” we expect our interest expense will increase in the fourth quarter of 2006. However, due to repayments from the proceeds from the sales of certain businesses that reduced the balance of our term loans to $1.6 million in January 2007, we expect our interest expense will decrease substantially in the first quarter of 2007.
Other Expense (Income), Net
          Other expense (income), net for the third quarter of 2005 includes a gain of $1.3 million on the sale of our investment in a marketable equity security.
Tax Rate
          Our effective tax rate for continuing operations for the third quarter of 2006 was 2.4%, resulting in a tax benefit of $2.4 million. The benefit is due to the reversal of deferred tax liabilities recorded in prior periods. The tax benefit is less than the statutory rate due primarily to losses for which no tax benefit can be recorded. No benefit is recorded because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.
          In the third quarter of 2005, we released a valuation allowance relating to capital loss carryforwards resulting in no tax provision on a $1.3 million gain from a sale of equity securities.
Discontinued Operations
          During the third quarter of 2006, we recorded previously unaccrued expenses totaling $286,000 relating to the sale of our United Kingdom photocopier operation, and have reported these expenses as discontinued operations. For a discussion of other aspects of our discontinued operations, see “Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 – Discontinued Operations.”
Net Income (Loss)
          Net loss for the third quarter of 2006 was $98.9 million, compared to $318,000 in net income for the same period in the prior year.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
ATM Results of Operations by Segment
(See Note 10 to our condensed consolidated financial statements for additional information regarding the operations of our segments.)

	Nine months ended September 30, 2006
	United States		Canada		United Kingdom		Germany		Total ATM
		% of		% of		% of		% of		% of
	Amount	sales	Amount	sales	Amount	Sales	Amount	sales	Amount	sales
				(in thousands, except operating and percentage data)
Transaction-based sales	$76,253	91.3%	$10,198	83.5%	$35,595	99.3%	$64	100.0%	$122,110	92.8%
Service and other sales	4,475	5.4	1,944	15.9	108	0.3	—	0.0	6,527	5.0
Sales of ATM equipment	2,755	3.3	72	0.6	146	0.4	—	0.0	2,973	2.2

Total sales	83,483	100.0	12,214	100.0	35,849	100.0	64	100.0	131,610	100.0
Less discounts	51,132	61.2	6,738	55.2	11,503	32.1	5	7.8	69,378	52.7

Net sales	32,351	38.8	5,476	44.8	24,346	67.9	59	92.2	62,232	47.3
Cost of sales:
Cost of vault cash	4,822	5.8	893	7.3	2,155	6.0	9	14.1	7,879	6.0
Other	12,057	14.5	2,892	23.7	15,260	42.6	225	351.5	30,434	23.1

Gross profit (loss)	$15,472	18.5%	$1,691	13.8%	$6,931	19.3%	$(175)	(273.4)%	$23,919	18.2%

Operating data:
Average number of transacting ATMs	12,667		1,504		3,774		12		17,957
Withdrawal transactions	33,663,157		5,619,975		13,852,305		18,530		53,153,967
Average withdrawals per ATM per month	295		415		408		172		329
Average transaction-based sales per withdrawal transaction	$2.27		$1.82		$2.57		$3.45		$2.30
Average discount per withdrawal transaction	$1.52		$1.20		$0.83		$0.27		$1.31
Net transaction-based sales per withdrawal transaction	$0.75		$0.62		$1.74		$3.18		$0.99

	Nine months ended September 30, 2005
	United States		Canada		United Kingdom		Total ATM
		% of			% of	% of		% of
	Amount	sales	Amount	Amount	sales	sales	Amount	sales
			(in thousands, except operating and percentage data)
Transaction-based sales	$88,603	91.1%	$11,334	78.1%	$35,988	99.1%	$135,925	91.8%
Service and other sales	6,515	6.7	2,151	14.8	38	0.1	8,704	5.9
Sales of ATM equipment	2,097	2.2	1,020	7.1	272	0.8	3,389	2.3

Total sales	97,215	100.0	14,505	100.0	36,298	100.0	148,018	100.0
Less discounts	57,485	59.1	7,549	52.0	11,105	30.6	76,139	51.4

Net sales	39,730	40.9	6,956	48.0	25,193	69.4	71,879	48.6
Cost of sales:
Cost of vault cash	3,809	3.9	647	4.5	2,670	7.4	7,126	4.8
Other	12,838	13.3	3,501	24.1	13,193	36.3	29,532	20.0

Gross profit	$23,083	23.7%	$2,808	19.4%	$9,330	25.7%	$35,221	23.8%

Operating data:
Average number of transacting ATMs	14,731		1,769		3,653		20,153
Withdrawal transactions	38,799,711		6,622,129		13,618,122		59,039,962
Average withdrawals per ATM per month	293		416		414		326
Average transaction-based sales per withdrawal transaction	$2.28		$1.71		$2.64		$2.30
Average discount per withdrawal transaction	$1.48		$1.14		$0.82		$1.29
Net transaction-based sales per withdrawal transaction	$0.80		$0.57		$1.83		$1.01

Photocopy Results of Operations by Segment
(See Note 10 to our condensed consolidated financial statements for additional information regarding the operations of our segments.)

	Nine months ended September 30, 2006
	United States		Canada		Total Photocopy
		% of		% of		% of
	Amount	sales	Amount	sales	Amount	sales
		(in thousands, except operating and percentage data)
Sales	$20,951	100.0%	$3,339	100.0%	$24,290	100.0%
Less discounts	3,494	16.7	584	17.5	4,078	16.8

Net sales	17,457	83.3	2,755	82.5	20,212	83.2
Cost of sales	12,152	58.0	2,279	68.2	14,431	59.4

Gross profit	$5,305	25.3%	$476	14.3%	$5,781	23.8%

Operating data:
Average number of photocopiers	17,726		2,768		20,494
Number of photocopies	213,127,353		44,904,881		258,032,234
Average photocopies per machine per month	1,336		1,803		1,399
Average sales per photocopier per month	$131.33		$134.03		$131.69
Average sales per photocopy	$0.098		$0.074		$0.094
Average discount per photocopy	$0.016		$0.013		$0.016
Average net sales per photocopy	$0.082		$0.061		$0.078
Average gross profit per photocopy	$0.025		$0.011		$0.022

	Nine months ended September 30, 2005
	United States		Canada		Total Photocopy
		% of		% of		% of
	Amount	sales	Amount	sales	Amount	sales
		(in thousands, except operating and percentage data)
Sales	$24,188	100.0%	$3,288	100.0%	$27,476	100.0%
Less discounts	4,234	17.5	578	17.6	4,812	17.5

Net sales	19,954	82.5	2,710	82.4	22,664	82.5
Cost of sales	12,473	51.6	1,951	59.3	14,424	52.5

Gross profit	$7,481	30.9%	$759	23.1%	$8,240	30.0%

Operating data:
Average number of photocopiers	18,537		2,840		21,377
Number of photocopies	289,985,018		48,152,511		338,137,529
Average photocopies per machine per month	1,738		1,884		1,758
Average sales per photocopier per month	$144.98		$128.64		$142.81
Average sales per photocopy	$0.083		$0.068		$0.081
Average discount per photocopy	$0.015		$0.012		$0.014
Average net sales per photocopy	$0.069		$0.056		$0.067
Average gross profit per photocopy	$0.026		$0.016		$0.024
Sales
          For the first nine months of 2006, consolidated sales decreased by $19.6 million, or 11.2%, to $155.9 million from $175.5 million for the same period of the prior year. Sales decreased by $13.7 million in the United States ATM segment and $2.3 million in the Canadian ATM segment due primarily to attrition of ATM contracts acquired in the acquisition of eFunds Corporation’s ATM business in the United States and Canada in November 2004. Sales in the United Kingdom ATM segment decreased by $449,000 primarily due to a decrease in the average number of withdrawals per ATM. Our German ATM segment began generating revenues in 2006. Photocopier sales decreased by $3.2 million due to a decline both in operating photocopiers and in the average number of photocopies per machine. The resulting reduction in the number of photocopiers made was completely offset by price and exchange rate increases in the Canadian photocopy segment, but only partially offset by price increases in the United States photocopy segment.
          During the first nine months of 2006, sales and expenses were affected by the change in value of the U.S. dollar as compared to the Canadian dollar and the British pound. Approximately 33% of consolidated sales for the nine months were generated in the United Kingdom and Canada by our subsidiaries in those countries. The average exchange rates during the first nine months of 2006 were $1.829 to £1.00 and U.S. $.889 to Canadian $1.00, compared to $1.852 to £1.00 and U.S. $.815 to Canadian $1.00 during the first nine months of the prior year. As a result of these changes in the value of the British pound and Canadian dollar, we reported $854,000 more in sales during the first nine months of 2006 than we would have reported had the exchange rates remained constant at the averages for the same period of the prior year. This gain was substantially offset by corresponding exchange rate-related increases in discounts and expenses.
          ATM sales. ATM sales were $131.6 million for the first nine months of 2006 compared to $148.0 million for the same period of 2005. The $16.4 million decrease in ATM sales was primarily a combination of a $13.8 million, or 10.2% decrease in transaction-based sales and a $2.2 million decrease in service and other sales.
          The $13.8 million decrease in transaction-based sales resulted from a 10.9% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of contracts acquired from eFunds Corporation in the United States and Canada in November 2004. We expect that the number of ATMs in our networks will continue to decrease during the remainder of 2006. However, we expect the decrease to be at a lower rate than that experienced during the last twelve months. During the three quarters ended March 31, 2006, we had an average quarterly decrease in transacting ATMs of 3.2%. In the quarter ended June 30, 2006, the decrease was 2.0%. In the quarter ended September 30, 2006 the decrease was 2.1%.
          The change in the value of the British pound and Canadian dollar relative to the U.S. dollar for the first nine months of 2006 compared to same period in the prior year, resulted in a $575,000 increase in ATM sales. This gain was substantially offset by exchange rate-related increases in costs.
          Photocopier sales. Photocopier sales in the first nine months of 2006 were $24.3 million compared to $27.5 million in the same period of 2005. The $3.2 million decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 23.7% for the first nine months of 2006 compared to the same period in the prior year, to 258 million copies from 338 million copies, due to a combination of:

•	A decline in billed photocopiers to an average of 20,494 in the first nine months of 2006 from an average of 21,377 for the same period in the prior year.

•	A decline in the average number of photocopies made per unit per month to 1,399 for the first nine months of 2006 from 1,758 for the same period in the prior year due in part to price increases as well as competition from alternative media and copying services.
          The declining volume was partially offset by a $279,000 increase in photocopier sales resulting from the change in the value of the Canadian dollar relative to the U.S. dollar for the first nine months of 2006 compared to the same period in the prior year. This gain was substantially offset by exchange rate-related increases in costs.
Sales Discounts
          Sales discounts on a consolidated basis as a percentage of sales were 47.1% in the first nine months of 2006 and 46.1% in the first nine months of 2005.
          Sales discounts in the United States ATM segment increased to 67.1% of transaction-based sales in the first nine months of 2006 from 64.9% in the first nine months of 2005. Sales discounts in the United Kingdom ATM segment increased to 32.3% of transaction-based sales in the first nine months of 2006 from 30.9% in the first nine months of 2005. The increased discounts were caused by an increase in the percentage of merchants who own their ATMs. Sales discounts in the Canadian ATM segment as a percent of transaction-based sales remained nearly constant.
          Sales discounts in the United States photocopier segment decreased in the first nine months of 2006 to 16.7% of sales from 17.5% in the first nine months of 2005, as a result of declining volumes and merchant contracts that provide percentage discounts that decrease as copy volume decreases. Sales discounts in the Canadian photocopier segment as a percent of sales remained nearly constant.
Cost of Sales
          Cost of sales on a consolidated basis increased to 33.8% of gross sales in the first nine months of 2006, from 29.1% in the first nine months of 2005. Cost of sales as a percentage of sales increased in all segments.
          ATM cost of sales. Cost of sales in our ATM operations increased by $1.7 million to $38.3 million in the first nine months of 2006 from $36.7 million for the same time period in 2005. Cost of sales in the United States ATM segment increased by $232,000, cost of sales in the Canadian ATM segment decreased by $363,000, and cost of sales in the United Kingdom ATM segment increased by $1.6 million. The increases in our ATM cost of sales were a result of:

•	Depreciation increased $846,000, primarily because we began depreciating the cost of upgrading ATM equipment in the United Kingdom to meet EMV standards in the second half of 2005.

•	Cost of vault cash increased $753,000 due to increased interest rates.

•	A $670,000 increase in armored car costs, due in part to decreased cash loads in selected ATMs for security reasons requiring more frequent armored car visits.

•	A $633,000 increase in labor cost, due in part to increased maintenance requirements and in part to servicing more of our ATMs with our own technicians as opposed to using contracted services.

•	ATM processing and telecommunications costs increased $602,000, partially due to credits received from our United Kingdom and Canadian processors in the third quarter of 2005.
          These increase were partially offset by:
•	A $1.0 million decrease in cash losses, primarily in the United Kingdom, resulting in part from additional security measures implemented during 2006 and reduced cash loads in selected ATM machines.

•	A $528,000 decrease in third party maintenance.
          Exchange rate effects caused us to report approximately $100,000 more in cost of sales in the first nine months of 2006 than we would have reported had the exchange rate for the British pound and Canadian dollar remained at the average for the same period of 2005.
          Photocopier cost of sales. Cost of sales in our photocopier operations stayed relatively flat at $14.4 million in the first nine months of 2006 compared to $14.4 million for the same period in 2005. A $321,000 decrease in cost of sales in the United States photocopier segment was offset by a $328,000 increase in the Canadian photocopier segment. The reduction in photocopy volume resulted in a decline in the cost of labor, paper, supplies and parts of $782,000. However, this decrease was offset by a $509,000 increase in depreciation and a $337,000 increase in automobile expense. Depreciation expense increased due to increases in the minimum depreciation for copiers on the units of production depreciation method. Auto costs increased because of rising fuel costs.
          Exchange rate effects caused us to report $190,000 more in photocopier cost of sales in the first nine months of 2006 than we would have reported had the exchange rates for the Canadian dollar remained at the average for same period in 2005.

Selling, General and Administrative Expense
          Selling, general and administrative expense increased by $1.9 million to $33.9 million in the first nine months of 2006 from $32.1 million in the same period of 2005. The increase was primarily due to increases in non-cash stock based compensation of $955,000, outsourced service cost of $618,000 and consulting fees of $825,000, offset by a decrease in bonus expense of $675,000. In late 2004 and early 2005 retention bonuses were paid to our executives that were charged to expense during 2005. No such bonuses were paid at the end of 2005 or in early 2006.
          The change in the value of the British pound and Canadian dollar caused an increase of $101,000 in selling, general and administrative expense.
Impairment Charges
          During the third quarter of 2006 we recorded non-cash charges of $96.1 million for the impairment of certain assets in both our ATM and photocopier segments. We discuss these charges in “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 – Impairment Charges” above.
Interest Expense and Amortization of Debt Issuance Cost
          Interest expense increased by $962,000 to $8.6 million in the first nine months of 2006 from $7.7 million in the first nine months of 2005. The increase in interest expense is due primarily to the increase in interest rates on our long term debt and forbearance fees of $1.1 million that were charged to expense in the first two quarters of 2006. The weighted average interest rate on our $113 million term loan as of September 30, 2005 was 7.6%. As of September 30, 2006, the balance of our term loans totaled $90.2 million, and the weighted average interest rate was 10.6%. Because of the restructuring of our syndicated credit facility in November 2006, described in “Liquidity and Capital Resources – Syndicated Credit Facility,” we expect our interest expense will increase in the fourth quarter of 2006. However, due to repayments from the proceeds from the sales of certain businesses that reduced the balances of our term loans to $1.6 million in January 2007, we expect our interest expense will decrease substantially in the first quarter of 2007.
          Loss on early extinguishment of debt for the first nine months of 2006 was $3.5 million. This loss resulted from writing off costs we had deferred in conjunction with refinancing our previous debt and payment of a prepayment penalty to our former lenders.
Other Expense (Income), Net
          Other expense (income), net for the first nine months of 2006 includes interest income of $546,000 and unrealized foreign currency exchange gains during the first and second quarters of $474,000.
          Other expense (income), net for the first nine months of 2005 includes collection of a $700,000 settlement from our directors’ and officers’ liability insurer related to previously settled litigation and a gain of $1.3 million on the sale of our investment in a marketable equity security.
Tax Rate
          Our effective tax rate for continuing operations for the first nine months of 2006 was 4.7%, resulting in a tax benefit of $5.2 million. The benefit is due to the reversal of deferred tax liabilities recorded in prior periods. The tax benefit differs from the statutory rate due primarily to losses for which no tax benefit can be recorded. No benefit is recorded because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. For the first nine months of 2005, the effective tax rate for continuing operations was 16.8% and the tax provision was $1.0 million. In the third quarter of 2005, we released a valuation allowance relating to capital loss carryforwards resulting in no tax provision on a $1.3 million gain from a sale of equity securities.
Discontinued Operations
          On June 28, 2006, we sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, to an unrelated third party for cash. TRM Copy Centres (U.K.) Limited operated approximately 2,500 photocopiers. Net cash proceeds were £2.32 million (approximately $4.3 million). We have recorded a gain on the sale of $1.9 million, including recognition in income of foreign currency exchange gains of $1.5 million that had previously been recorded in other comprehensive income. The operations of our United Kingdom photocopier subsidiary are shown in the accompanying statement of operations for all periods presented as discontinued operations.
          Our effective tax rate for discontinued operations for the first nine months of 2006 was 42.8%, resulting in a tax provision of $577,000. The tax provision is higher than the statutory rate because the tax benefit on operating losses of our United Kingdom photocopier subsidiary is computed at a United Kingdom tax rate that is lower than the United States rate on which the tax provision on the gain on disposal is computed.
          In the second quarter of 2005, we reached an agreement with the United Kingdom taxing authorities allowing the deductibility of certain intercompany interest amounts that had previously been treated as non-deductible, mostly by our United Kingdom photocopier subsidiary. The benefit of this additional deductible expense has been recognized in the second quarter of 2005, resulting in an income tax benefit that resulted in an effective tax rate for continuing operations of 16.8% for the first nine months of 2005.
Net Income (loss)
          Net loss for the first nine months of 2006 was $104.9 million, compared to $4.8 million in net income for the same period in the prior year.

Liquidity and Capital Resources
General
               As discussed below under “Syndicated Credit Facility,” as of September 30, 2006, we were not in compliance with certain covenants in our loan facility. We have subsequently entered into amendments that increase the interest rates and accelerate the maturities of our loans. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. We have made the payments due under our restructured loan agreements in the first quarter of 2007 with proceeds from the sale of certain of our operations. In December 2006 we entered into agreements to sell substantially all of the assets of our United States photocopy segment and our Canadian ATM segment. The sale of the Canadian ATM business closed on January 12, 2007, and we used $10.3 million of the proceeds from that sale to pay loan principal and interest. The sale of the United States photocopy business closed January 29, 2007, and we used $7.3 million of the proceeds to pay loan principal. Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £47.1 million (approximately $92.6 million using exchange rates as of January 24, 2007). We used $80.9 million of the proceeds from that sale to pay loan principal and interest.
          Our principal ongoing funding requirements are for working capital to finance our operations and capital expenditures.
          During the first nine months of 2006, we generated $492,000 of cash from operating activities as compared to $10.6 million generated from operating activities in the same period in the prior year. The decrease in cash flows from operating activities was due primarily to the net loss, exclusive of impairment charges and other asset write-downs, of $8.8 million in 2006 compared to net income of $4.8 million in the prior year, and a reduction in accrued expenses during the quarter. We spent $4.5 million on equipment (mostly ATM equipment) during the first nine months of 2006. In the second quarter of 2006 we sold our United Kingdom photocopier subsidiary for $4.3 million cash. As discussed under “Syndicated Credit Facility” below, in June 2006 we established a new credit facility which we used to refinance our then-existing term loan and lines of credit with balances totaling $92.1 million.
          In November 2006 we announced that we were implementing a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. In connection with this restructuring plan 38 positions in the United States have been eliminated which we anticipate will result in a reduction of personnel costs of approximately $1.8 million per year. Subsequent to our announcement of a corporate restructuring plan, we have entered into agreements to sell operations that accounted for more than 55% of our net sales in the first nine months of 2006.

          We had cash and cash equivalents of $7.9 million at September 30, 2006, compared to $9.7 million at December 31, 2005, and a net working capital deficit of $89.6 million at September 30, 2006 compared to a net working capital deficit of $89.2 million at December 31, 2005. The working capital deficits were principally caused by the classification of the majority of our debt facilities as current liabilities due to the loan terms discussed below in “Syndicated Credit Facility.”
          We believe that, as of September 30, 2006, the remaining cost of upgrading the ATMs we own to comply with new industry standards known as triple DES will be approximately $2.2 million, and we expect to fund this cost with cash flows from our operations. These costs will be capitalized and depreciated over the remaining life of each asset. As of September 30, 2006, approximately 44% of our owned ATMs in the United States were compliant with triple DES. We intend to complete the upgrade of our ATMs to comply with these new standards by December 31, 2007.
Syndicated Credit Facility
          In June 2006 we established a credit facility which we used to refinance our then-existing term loan and lines of credit. The new facility consisted of three related agreements:
•	a $45.5 million credit agreement, which we refer to as the First Lien Credit Agreement with GSO Origination Funding Partners LP, or the GSO Fund, certain other lenders and Wells Fargo Foothill, Inc., or WFF, serving as administrative agent, revolving lender, swing line lender and L/C issuer;

•	a $40 million second lien loan agreement with the GSO Fund, certain other lenders and WFF (which we refer as the Second Loan Agreement and, together with the First Lien Credit Agreement, as the Credit Agreements); and

•	a £12.9 million ($24.3 million based on exchange rates as of September 30, 2006) facility agreement, which we refer to as the UK Facility Agreement, between our wholly-owned subsidiary, TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL or GSO Lux, as the original lender, facility agent and security agent.
          The First Lien Credit Agreement consisted of a $30.5 million term loan facility and $15 million of revolving commitments. There was a letter of credit sublimit of $6.0 million under the revolving loan commitment. The Second Loan Agreement consisted of a $40 million term loan.
          Prior to the restructuring discussed below, under the First Lien Credit Agreement, both the revolving loans and the term loan bore interest at the London Interbank Offered Rate, or LIBOR, plus 4.0% while, under the Second Loan Agreement, the term loan bore interest at LIBOR plus 7.0%. Interest on all loans is payable quarterly. Under the First Lien Credit Agreement, we were required to pay quarterly installments of principal of $65,000, with the remaining unpaid principal due at maturity. Under the Second Loan Agreement, we were required to pay the entire principal balance at maturity. The revolving and term loans under the

First Lien Credit Agreement matured on June 6, 2011. The term loan under the Second Loan Agreement matured on June 6, 2012.
          The Credit Agreements contained affirmative and negative covenants that restricted our activities and those of our subsidiaries, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The Credit Agreements also contained mandatory prepayment events and events of default relating to customary matters, including payment and covenant defaults, cross defaults relating to other indebtedness, insolvency, loss of access to cash to service at least 80% of our ATM machines at the present level and loss of material contracts. Upon a default, WFF could, at the request of, or may, with the consent of the required lenders, accelerate the maturity of the loans and/or exercise remedies available to it and the lenders. Under the First Lien Credit Agreement, WFF could also terminate both the commitment of each lender to make loans under the revolving loan portion of the facility and WFF’s obligation to issue letters of credit, and could require us and the other borrowers to provide cash collateral as security for any outstanding letters of credit.
          The UK Facility Agreement consisted of a £12.9 million ($24.3 million based on exchange rates as of September 30, 2006) term loan. TRM (ATM) Limited was required to make quarterly principal payments of £32,260 ($60,839 based on exchange rates as of September 30, 2006) with the remaining principal balance becoming due on June 6, 2011. Prior to restructuring, discussed below, the loan under the UK Facility Agreement bore interest at LIBOR plus 4.0% plus an amount intended to compensate GSO Lux for reserve requirements at the Bank of England or the European Central Bank with respect to the loan. The UK Facility Agreement contained affirmative and negative undertakings that restricted TRM (ATM) Ltd.’s activities, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The UK Facility Agreement also contained mandatory prepayment events and events of default relating to customary matters, including non-payment, cross defaults relating to other indebtedness and insolvency. Upon a default, GSO Lux could accelerate the maturity of the loan.
          Affirmative covenants in the Credit Agreements and the UK Facility Agreement included requirements to: achieve certain levels of earnings before interest, taxes, depreciation, amortization and certain other non cash expenses which we refer to as EBITDA; maintain certain financial ratios related to funded debt, total debt and fixed charge coverage to earnings before taxes, depreciation, amortization and non cash expenses; and limit capital expenditures.
          As of September 30, 2006, our financial performance caused us to not be in compliance with three of the covenants in the Credit Agreements and the UK Facility Agreement: the minimum amount of consolidated EBITDA (annualized), the consolidated leverage ratio and the consolidated fixed charge coverage ratio. Our lenders had the right to seek to accelerate the loan under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As modified, additional borrowings under the revolving line of credit under the First Lien Credit Agreement were restricted, and the interest rate on borrowings under the line of credit increased to LIBOR plus 6% (which is equal to the rate that would have applied under the First Lien Credit Agreement had the lenders declared a default); the interest rate under the UK Facility Agreement increased to LIBOR plus 6% (which is equal to the rate under the UK Facility Agreement that would have applied under a default). The increased interest cost is to be deferred and added to principal. In addition, the Second Loan Agreement was bifurcated to create a $15 million term loan (Term Loan A) with interest at LIBOR plus 9% and a $25 million term loan (Term Loan B) with interest at LIBOR plus 12%. Payment of the 2% increase in the interest on Term Loan A and all of the interest on Term Loan B is deferred and added to principal. The maturity dates of the loans under the First Lien Credit Agreement, Term Loan A and the loan under the UK Facility Agreement were changed to February 28, 2007. Term Loan B matures June 6, 2012. In addition, a payment of $10 million against the term loan under the First Lien Credit Agreement was due January 31, 2007. The financial covenants have been modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non cash expenses, adjusted monthly, and to limit capital expenditures. In connection with these modifications to our loan agreements, the lenders charged us fees aggregating $1.0 million which were added to the principal balances of our loans. We also granted warrants to the holders of Term Loan B to purchase 3.1 million shares of our common stock at a price equal to a 5% premium above the weighted average price of our common stock for the seven trading days following November 20, 2006. Based upon that formula, the exercise price of the warrants was set at $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We have agreed to file a registration statement with the SEC covering the resale of the shares issuable upon exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007.
          Using the Black-Scholes valuation model, we estimated the total fair value of the warrants issued to the holders of Term Loan B to be approximately $3.3 million. In addition, we incurred fees from the lenders of $1.0 million and legal fees in connection with our November 2006 debt restructuring. As of September 30, 2006, we had $2.8 million of unamortized deferred financing costs associated with the credit facility established in June 2006. We are presently evaluating the accounting for these agreements to determine whether the modification of our loans should be accounted for as a modification of terms, an extinguishment of debt or a troubled debt restructuring. In any event, we expect that substantially all of the unamortized deferred financing costs, the value of the warrants and the fees incurred in connection with the debt restructuring will be charged to expense in the fourth quarter of 2006 and first quarter of 2007, and may all be charged to expense in the fourth quarter of 2006. We are also reviewing the terms of the warrants to determine whether they should be classified as equity or debt instruments.
          The borrowings pursuant to the Credit Agreements and the UK Facility Agreement are collateralized by substantially all of our assets and the assets of our subsidiaries, and by a pledge of the stock of our United States subsidiaries and 65% of the stock of our foreign subsidiaries.
          During January 2007 we sold our Canadian and United Kingdom ATM businesses and our United States photocopier business, and we used $98.5 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners and other lenders. These payments repaid all of our liability under the First Lien Credit Agreement, the UK Facility Agreement and Term Loan A under the Second Loan Agreement. Following these payments we have a remaining balance of $1.6 million on Term Loan B.
United States Vault Cash Facility
          General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. As of September 30, 2006, we had access to $150 million of vault cash under the facility of which $84.7 million was being used. In January 2007 the facility was amended and extended, as discussed below.
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
          Operation of the facility. We obtain our vault cash under the facility pursuant to a Loan and Servicing Agreement. In accordance with that agreement, Autobahn raises funds by issuing asset-backed commercial paper. Autobahn then loans those funds to the Trust at an interest rate equal to the interest rate borne by the commercial paper plus 1.75%. The loaned funds are then deposited into an account from which, at the direction of TRM ATM acting as the servicer of the facility, they are disbursed to armored car carriers for transportation to our United States ATMs. The loaned funds are then available for withdrawal from the ATMs by the public. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay Autobahn.
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
          The Loan and Servicing Agreement contains covenants applicable to us, including a minimum tangible net worth requirement. As of September 30, 2006 we entered into an amendment to that agreement which reset the minimum net worth covenant to $15 million. In January 2007 we entered into a further amendment which, among other changes, extended the facility for five years and reduced the facility size to $100 million.
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

          Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.75% plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans. Interest for the nine months ended September 30, 2006 was $3.0 million.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of September 30, 2006. Autobahn’s annual return is equal to 1.75% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility. Autobahn’s fees for the nine months ended September 30, 2006 were $1.2 million.
          Risk of loss and insurance. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the minority equity investor and with Autobahn as the majority equity investor. TRM ATM serves only as an administrator or servicer of the Trust.
          We maintain letters of credit totaling $3.8 million, or 4.5% of loans outstanding on September 30, 2006, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.
United Kingdom Vault Cash Facility
          Our United Kingdom ATM business obtained vault cash under an agreement with a local bank. Vault cash obtained under the program remained the property of the bank, and is not included on our balance sheet. During the first nine months of 2006, we accessed amounts ranging from £14.1 million ($26.6 million based on exchange rates as of September 30, 2006) to £51.6 million ($97.3 million based on exchange rates as of September 30, 2006) under this arrangement and paid a total of $2.2 million for use of the cash.

Canadian Vault Cash Facility
          Our Canadian ATM business obtained vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As in our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remained the property of the bank, and is not included on our balance sheet. During the first nine months of 2006, we accessed amounts ranging from Canadian $10.3 million (U.S. $9.2 million based on exchange rates as of September 30, 2006) to Canadian $19.7 million (U.S. $17.7 million based on exchange rates as of September 30, 2006) and paid a total of $893,000 for use of the cash.
Contractual Commitments and Obligations
          Contractual commitments and obligations as of September 30, 2006 were as follows (in thousands):

	Payments Due by Period
		October 1 –
		December 31,
Contractual obligations	Total	2006	2007-2008	2009-2010	After 2010
TRM Corporation and subsidiaries
Long-term debt	$123,118	$3,258	$80,036	$8,636	$31,188
Capital lease obligations	286	86	200	—	—
Operating leases	7,318	671	3,690	1,642	1,315
Purchase obligations	15,625	1,250	10,000	4,375	—

Total TRM Corporation and subsidiaries	146,347	5,265	93,926	14,653	32,503
TRM Inventory Funding Trust note payable	86,289	1,503	84,786	—	—

Total contractual cash obligations	$232,636	$6,768	$178,712	$14,653	$32,503

          Maturities of long-term debt are shown above in accordance with the contractual terms of our amended financing agreements. However, because we are uncertain whether we can comply with all of the terms of our amended financing agreements, we have classified the entire balance of our loans as current liabilities on our balance sheet.
          The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of September 30, 2006. Purchase obligations consist of a Master Services Agreement with eFunds Corporation, which involves payments totaling $5 million annually through November 2009.
Critical Accounting Policies and Estimates
          Our critical accounting policies and estimates as of September 30, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
          In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
          In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to a company’s financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We anticipate no material impact on our results of operations, financial position or cash flows as a result of this interpretation.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could impact our results of operations and financial condition. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.
Interest Rate Risk
          We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income was $204,000 and $546,000 for the three and nine-month periods ended September 30, 2006, respectively, and $128,000 and $353,000, respectively, for the same periods in 2005. If the interest rate we earn on the $7.9 million cash we had available for investment at September 30, 2006 increased or decreased by 1%, our interest income would not change materially.
          Interest on borrowings pursuant to our syndicated loan facility is at variable rates. As of September 30, 2006 the weighted average interest rate on our $90.2 million term loan was 10.6%, and the interest rate on the $4.7 million outstanding under our line of credit was 12.25%. If the interest rates on our borrowings under the syndicated loan facility increased by 1%, our interest cost would increase by $949,000 per year. In January 2007 we made repayments that reduced the balance of our borrowing under the syndicated loan facility to $1.6 million, substantially reducing our risk if interest rates increase.

          Under our United States vault cash facility, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $82.9 million at September 30, 2006 and $92.8 million at September 30, 2005 under this arrangement. The weighted average interest rate on these borrowings at September 30, 2006 was 7.1%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $1.8 million and $1.5 million for the quarters ended September 30, 2006 and 2005, respectively, and $4.8 million and $3.8 million for the nine months ended September 30, 2006 and 2005, respectively. If the interest rate for the Trust’s borrowings at September 30, 2006 increased by 1%, to a weighted average of 8.1%, our cost of sales would increase by $829,000 per year.
Foreign Currency Risk
          During the first nine months of 2006, and until the sale of substantially all of our foreign operations, we were subject to foreign currency exchange rate exposure. We realized sales from, and paid the expenses of our international operations in British pounds and Canadian dollars. As a result of the sales of all of our foreign operations other than our Canadian photocopy business in January 2007, substantially all of our foreign exchange rate risk has been eliminated.
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
          Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weaknesses described below.
Material Weaknesses
          A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Previously identified weaknesses which continue to exist:
          As of September 30, 2006, we did not maintain effective controls over the valuation of our accounts receivable. Specifically, we failed to properly review our aged customers’ accounts receivable in order to value such receivables in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the accounts receivable, allowance for doubtful accounts and the related general and administrative expense accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constituted a material weakness.
          As of September 30, 2006 we did not maintain effective controls over the completeness and accuracy of certain of our equipment, including the related depreciation expense. Specifically, a United Kingdom subsidiary failed to ensure the completeness and accuracy of costs used to capitalize security and processing compliance enhancements made to its ATM equipment. This control deficiency resulted in an audit adjustment to our 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the equipment, accumulated depreciation, and the related depreciation expense accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constituted a material weakness.
          As of September 30, 2006, we did not maintain effective controls over the completeness and accuracy of certain of our accrued liabilities and related expense accounts, including cost of goods sold. Specifically, a United Kingdom subsidiary failed to ensure the completeness and accuracy of its customer discounts and accruals for processing costs and services. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the accrued liabilities and related expense accounts, including cost of sales, that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constituted a material weakness.

Newly identified material weaknesses:
          As of September 30, 2006, we did not maintain effective control over the adequacy of our segment disclosures. Specifically, we did not maintain effective controls to ensure that significant changes to our reporting practices (including changes to information reviewed by our chief operating decision maker) were considered in the determination of appropriate operating segments in accordance with generally accepted accounting principles. This control deficiency resulted in adjustments to the segment disclosure, allocation of goodwill to reporting units and computation of goodwill impairment in our third quarter interim consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of goodwill and goodwill impairment expense and segment disclosure that would result in a material misstatement of annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
          As of September 30, 2006, we did not maintain effective controls over our accounting for the impairment of goodwill and long-lived assets in accordance with generally accepted accounting principles. Specifically, we did not maintain effective controls to ensure that assumptions used in our analysis of impairments of goodwill and long-lived assets were accurate and that such estimates were reviewed by appropriate levels of management. This control deficiency resulted in adjustments to the third quarter interim consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of goodwill, long-lived assets and impairment expense that would result in a material misstatement of annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
Remediation Plan for Previously Identified Material Weaknesses:
          We have formulated a program to remedy the material weaknesses identified above.
          Valuation of accounts receivable. Effective for the first quarter of 2006, each quarter our management reviews our analysis of the allowance for doubtful accounts, including a regular review of our accounts receivable agings. However, we have not completed our testing of the effectiveness of this control procedure.
          Equipment and depreciation expense. Effective for the first quarter of 2006, we have adopted a policy requiring a review by our Chief Financial Officer, Principal Accounting Officer or Corporate Controller of amounts capitalized in connection with all major projects in the United Kingdom. There have been no such projects during 2006.
          Accrued liabilities. Effective for the first quarter of 2006, we have implemented a policy requiring review by management of all significant accrued liability accounts of our United Kingdom subsidiaries at the end of each quarter. However, we have not completed our testing of the effectiveness of this control procedure.

Remediation Plan for New Material Weaknesses Identified:
          We have formulated a program to remedy the newly identified material weaknesses described above. Effective beginning in the fourth quarter of 2006, each quarter our senior accounting management will prepare a summary and analysis of changes in our operations, organization and financial reporting practices that might affect our operating segments or reporting units, including a conclusion on the appropriateness of the operating segments and reporting units we have identified. Further, whenever we conclude that any of our long-lived assets must be tested for recoverability, our senior accounting management will prepare a summary of the significant assumptions and methods used in the resulting analysis. These summaries will be reviewed by our Chief Financial Officer.
          We believe that the remediation efforts for these newly identified material weaknesses will continue beyond 2006 and into 2007. These newly identified material weaknesses will not be remediated as of December 31, 2006, the date of our annual assessment of the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
          As described above in the Newly Identified Material Weaknesses section, there were changes to our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
We are uncertain whether our operations can generate sufficient cash to comply with the covenants of our loan agreements and to pay our obligations on an ongoing basis.
          We incurred a net loss of $104.9 million in the nine months ended September 30, 2006. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006 we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During January 2007 we sold our Canadian and United Kingdom ATM businesses and our United States photocopy business and used $98.5 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining principal balance of $1.6 million. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
Our common stock may be delisted from The Nasdaq National Market due to our failure to timely file our Form 10-Q quarterly report for the quarter ended September 30, 2006.
          Because we needed additional time to measure the impairment of our goodwill and certain long-lived assets, we did not file our Form 10-Q quarterly report for the quarter ended September 30, 2006 in a timely manner. As a result, the Nasdaq National Market notified us of its intent to delist our common stock. We subsequently submitted a request for a Nasdaq Listing Qualifications Panel to consider our continued listing, which stayed the delisting. If the Nasdaq Panel recommends that the proposed delisting be implemented, a shareholder's ability to dispose of his or her shares could be significantly impaired, and the price of our common stock could be significantly reduced.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          In consideration of the restructuring of our credit facilities with GSO Fund and the other lenders, on November 20, 2006 we issued to GSO Fund and the other lenders warrants to acquire 3.1 million shares of our common stock at a price equal to a 5% premium above the weighted average price of our common stock for the seven trading days following November 20, 2006. Based upon that formula, the exercise price of the warrants was set at $1.3638 per share.
          The warrants are exercisable for a period of seven years following November 20, 2006. The number of shares issuable upon exercise of the warrants and the exercise price will be adjusted to reflect stock splits, stock dividends and similar occurrences, and will also be adjusted for stock issuances at a price below the exercise price or the issuance of securities, such as warrants, options or other convertible securities, where the exercise price (together with amounts paid for the warrants or options) or the conversion price is less than the exercise price of the lenders’ warrants.
          We issued the warrants to the lenders in reliance upon the exemptions provided in Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended. Four lenders received warrants; each lender represented that it was an accredited investor.
          We entered into a registration rights agreement on November 20, 2006 where we provided certain registration rights to GSO Credit Opportunities Fund (Helios), L.P., GSO Special Situations Overseas Benefit Plan Fund Ltd., Special Situations Fund Ltd. and GSO Domestic Capital Funding Partners LP. Under the agreement we must file a registration statement with the SEC covering the resale of the shares issuable upon exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          We failed to meet financial covenants in our credit facilities with GSO Fund and other lenders, which constitutes a default under these facilities. We describe the facilities, the default, the waiver of the default and the restructuring of the facilities in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Syndicated Credit Facility” in Part I of this Quarterly Report.
ITEM 5. OTHER INFORMATION
          On September 15, 2006, we entered into a letter agreement with Richard B. Stern for Mr. Stern to serve as our Executive Vice President – Corporate Operations. Under the Agreement:
•	Mr. Stern will receive an annual base salary of not less than $300,000. Mr. Stern will also earn an annual bonus determined by our Compensation Committee targeted to be at least 50% of base salary. The bonus will be not less than $100,000 in the first year of employment.
•	Mr. Stern will be granted 50,000 shares of restricted common stock and options to purchase 50,000 shares of our common stock, which vest over three years. Vesting will accelerate upon a change in control. ‘Change in control’ means the direct or indirect sale, lease, transfer, conveyance or other disposition, of all or substantially all of our properties or assets and our subsidiaries taken as a whole.
          Mr. Stern may terminate his employment upon not less than 30 days written notice.
          We may terminate Mr. Stern at any time with or without cause. If we terminate Mr. Stern without cause, he will have the right to receive severance equal to one month’s compensation for each month he has been employed by us, but such severance shall not be less than six months’ compensation nor greater than 24 months’ compensation. If Mr. Stern’s employment is terminated upon or in anticipation of a change in control, then Mr. Stern shall receive severance of no less than one year’s compensation.
          A copy of the Agreement is attached to this Form 10-Q as Exhibit 10.7(l).
ITEM 6. EXHIBITS
               (a) Exhibits

3.1	(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

3.1	(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2		Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1		Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2		Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998)

4.3		Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4		Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.5		Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2006)

4.6		Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on November 22, 2006)

4.7		Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on November 22, 2006)

4.8		Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on November 22, 2006)

10.3		TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement filed on April 24, 2005)

10.4		a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)

		b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

		c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.5		Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.6		Form of Stock Option Agreements:

		a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

		b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

		c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.7	(i)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

10.7	(j)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 31, 2006)

10.7	(k)	Senior Executive Agreement dated May 30, 2006, by and between TRM (ATM) Limited and Kevin Waterhouse (incorporated herein by reference to Exhibit 10.7(k) of Form 10-Q filed for the quarter ended June 30, 2006)

10.7	(l)	Employment Agreement dated September 15, 2006, by and between TRM Corporation and Richard B. Stern

10.8		Credit Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.8 of Form 10-Q filed for the quarter ended June 30, 2006)

10.9		Second Lien Loan Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.9 of Form 10-Q filed for the quarter ended June 30, 2006)

10.10		Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006 (incorporated herein by reference to Exhibit 10.10 of Form 10-Q filed for the quarter ended June 30, 2006)

10.11		First Amendment to Credit Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, as Borrowers, the subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent and as a Lender and GSO Origination Funding Partners, LP, as a Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 22, 2006)

10.12		Amended and Restated Second Lien Loan Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative

Agent, GSO Origination Funding Partners LP, and the other lenders identified therein (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 22, 2006)

10.13	Supplemental Deed Amending a Facility Agreement dated November 2006, by and among TRM (ATM) Limited, GSO Luxembourg Onshore Funding SarL, Wells Fargo Foothill, Inc. and TRM Corporation (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 22, 2006)

10.14	Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)

10.15	Twelfth Amendment to Loan and Servicing Agreement dated as of September 30, 2006 among TRM Inventory Funding Trust (“Borrower”), TRM ATM Corporation, in its individual capacity (“TRM ATM”) and as Servicer (in such capacity, “Servicer”), Autobahn Funding Company LLC (“Lender”), DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, as Administrative Agent (in such capacity, “Administrative Agent”) and as Liquidity Agent (in such capacity “Liquidity Agent”), and U.S. Bank National Association, as Collateral Agent (“Collateral Agent”)

31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TRM CORPORATION

Date: February 9, 2007	By:	/s/ Jon S. Pitcher
Jon S. Pitcher