Form 10-K
period 2006-12-31
TRM CORP
filed 2007-05-23
CIK 749254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock
(Title of each class)
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
          Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of June 30, 2006 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $107,441,000.
          As of May 1, 2007 the number of shares of the registrant’s Common Stock outstanding was 17,143,589.
Documents incorporated by reference: None.

TRM CORPORATION

Item		Page
No.		No.
	Part I

1.	Business	1
1A.	Risk Factors	7
1B.	Unresolved Staff Comments	14
2.	Properties	14
3.	Legal Proceedings	14
4.	Submission of Matters to a Vote of Security Holders	14

	Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
6.	Selected Financial Data	16
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
7A.	Quantitative and Qualitative Disclosures about Market Risk	36
8.	Financial Statements and Supplementary Data	36
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
9A.	Controls and Procedures	68
9B.	Other Information	70

	Part III

10.	Directors, Executive Officers and Corporate Governance	71
11.	Executive Compensation	73
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
13.	Certain Relationships and Related Transactions, and Director Independence	86
14.	Principal Accounting Fees and Services	86

	Part IV

15.	Exhibits, Financial Statement Schedules	88
SHARE PURCHASE AGREEMENT
ASSET PURCHASE AGREEMENT
ASSET PURCHASE AGREEMENT
AGREEMENT BETWEEN TRM CORPORATION AND NOTEMACHINE LIMITED
CONSULTING AGREEMENT
SEVERANCE AGREEMENT AND RELEASE OF CLAIMS
FIFTH AMENDMENT TO LOAN AND SERVICING AGREEMENT
SIXTH AMENDMENT TO LOAN AND SERVICING AGREEMENT
SEVENTH AMENDMENT TO LOAN AND SERVICING AGREEMENT
TENTH AMENDMENT TO LOAN AND SERVICING AGREEMENT
ELEVENTH AMENDMENT TO LOAN AND SERVICING AGREEMENT
THIRTEENTH AMENDMENT TO LOAN AND SERVICING AGREEMENT
SUBSIDIARIES OF THE REGISTRANT
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350
CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350
CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

ii

PART I
ITEM 1. BUSINESS
General
          Where you can find more information. We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We also make available free of charge through our website at www.trm.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.
          Overview. We are an owner and operator of off-premises networks of automated teller machines, or ATMs. We expanded into the ATM business in 1999, leveraging the experience and infrastructure we had established in developing our photocopier operations, which began in 1981. During 2006 we operated ATM networks in the United States, United Kingdom, Canada and Germany, and operated photocopier networks in the United States, United Kingdom and Canada. From 2001 to 2005, we expanded our ATM operations through both internal growth and through acquisitions including, in November 2004, the acquisition of a network of over 15,000 ATMs from eFunds Corporation. However, as a result of financial difficulties that we encountered beginning in 2005, in 2006 we determined to sell assets in order to reduce debt and to focus our business on our U.S. ATM operations. As a result, we sold our United Kingdom photocopy business in June 2006, our United Kingdom, Canadian and German ATM businesses in January 2007, and our United States photocopy business in January 2007. Currently, we operate ATMs in the United States and photocopiers in Canada. During 2006 our United States ATM networks had an average of 12,378 transacting ATMs and our Canadian photocopy network had an average of 2,751 photocopiers.
          We locate our ATMs and photocopiers in high traffic retail environments through national merchants such as The Pantry, Cumberland Farms, and Wal-Mart, and through regional and locally-owned supermarkets, convenience and other stores. In addition to providing our merchant customers with supplemental revenues from shared transaction fees, we believe that the presence of ATMs and photocopiers in a merchant’s store helps to promote higher foot traffic, increased impulse purchases and longer shopping times since they often make the retail site a destination for cash and photocopies. We attempt to maximize the usefulness of our ATMs to our customers by participating in as many electronic funds transfer networks, or EFTNs, as practical, including NYCE, Visa, Mastercard, Cirrus, Plus, American Express, Discover/Novus, and STAR.
          Net sales from our ATM operations accounted for 93% of our net sales from continuing operations in both 2005 and 2006.
          Net sales from our photocopier operations accounted for 7% of our net sales from continuing operations in both 2005 and 2006.
Servicing
          Through 2006 we had an extensive field servicing operation that maintained our network of ATMs and photocopiers. Through this operation, we provided installation, maintenance, diagnostic and repair services to most of our ATMs and photocopiers.
          Following the sale of our United States photocopy business in January 2007, we have reduced our staff of field service technicians, and have entered into contracts with third parties to service our ATMs. We outsource a number of ATM system management functions to eFunds under a Master Services Agreement we entered into with eFunds at the time we acquired its ATM operations in November 2004 which we describe in “Primary Supply Relationships – Master Services Agreement.”
Industry Segments and Geographical Information
          Selected financial information about our segments and operations in different geographic areas is included in footnote 15 to our consolidated financial statements.
Products and Services
          ATMs. We deploy and operate ATMs primarily under the following two programs:

•	Placement program. Under a placement arrangement, we typically own the ATM and are responsible for controlling substantially all aspects of its operation, including maintenance, cash management and loading, supplies, signage and telecommunications services. We are generally responsible for almost all of the expenses related to the operation of the ATM with the exception of power and, on occasion, telecommunications. We typically use this program for major national and regional merchants. In December 2006, excluding the United Kingdom, Canadian and German ATM operations we sold in January 2007, we had 2,552 ATMs operating under this program.

•	Merchant-owned program. Under a merchant-owned arrangement, the merchant (or, for a merchant using lease financing, its lease finance provider) typically buys the ATM through us and is responsible for most of the operating expenses, such as maintenance, cash management and loading, and supplies. We typically provide all transaction processing services, and the merchants use our maintenance services from time to time. Our rental program is similar to our merchant-owned program, except that the merchant rents the ATM from us rather than purchasing it, and we provide the maintenance and supplies for the machine. In December 2006, excluding the United Kingdom, Canadian and German ATM operations we sold in January 2007, we had 8,690 ATMs operating under our merchant-owned and rental programs.
          We attempt to place the ATMs in our placement program and our photocopiers in high visibility, high traffic merchant locations. Our experience has demonstrated that the following locations, among others, often meet these criteria:
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
          Photocopiers. Our residual photocopier operation in Canada operates under a program analogous to our placement program for ATMs. We provide the merchant with a photocopier (which we own), machine stand, signage and, for certain locations, a vend tower which makes the photocopier a coin-operated machine. We also install, maintain and provide supplies for our photocopiers and regularly monitor their use. Each of our merchants keeps a percentage of the sales generated by the photocopiers in its location and remits the balance to us on a monthly basis. The percentage of sales retained by each merchant is generally based on a sliding scale related to usage as recorded by the machine’s tamper-proof internal counter.
          Our photocopiers are designed for simplicity of use and durability, so we do not equip them with add-on features such as sorting or automatic stapling. The photocopiers accept both letter and legal size paper, perform reductions, enlargements and gray scale adjustments, and can make up to 99 photocopies at one time.

Sales and Marketing
          We maintain sales and marketing capability in the United States. Our team consists of eight employees, including a vice president.
          Our sales force maintains contact with larger accounts: retail, supermarket and convenience chains, mall developers, casinos and others. This contact familiarizes the prospect with our name and our products and services, and also heightens sales staff awareness of contract expirations and Requests For Proposal issued by the prospects. Additionally, we have telephone salespeople and distributors who call existing customers, independent merchants and small chain accounts to discuss contract expiration and renewal, satisfaction with current levels of service, and future equipment and service needs. We maintain a sales database to log their contacts and enable follow up calls.
Primary Supply Relationships
          ATM relationships. We purchase our ATMs from Triton Systems and to a lesser extent, from NCR Corporation. We believe that the large quantity of ATMs we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. Although we currently purchase a majority of our ATMs from Triton Systems, we believe that our relationships with NCR Corporation is good and that we would be able to purchase the ATMs we required from them if we were no longer able to purchase ATMs from Triton Systems.
          Photocopier relationships. The photocopiers we own and operate in Canada were manufactured to our specifications by Konica-Minolta. Because of the large number of photocopier manufacturers, we believe we would be able to purchase any photocopiers we require from alternative suppliers if we were no longer able to obtain photocopiers from Konica.
          Parts relationships. To assure that we meet the needs of the merchants with whom we place our ATMs and photocopiers, we have developed relationships with multiple parts suppliers. We also obtain parts directly from the manufacturers on an as-needed basis. We believe that we would be able to replace any parts supplier if necessary.
          Master Services Agreement. In connection with the acquisition of the eFunds ATM business in November 2004, we entered into a Master Services Agreement with eFunds, which we call the MSA. Through this agreement, we have consolidated many of the services we had previously obtained from multiple third party service providers with one provider and transferred to eFunds some of the services we had previously provided in-house. The MSA has an initial term of five years and will renew for successive two year periods unless terminated.
          Under the MSA, eFunds provides the following services to us for the ATMs that were part of the eFunds ATM business and for selected other ATMs:
•	help desk services for merchants and cardholders, including follow-up on ATMs that stop transacting;

•	processing transactions;

•	EFTN management and selected ATM programming;

•	service support, including dispatching and supporting service personnel and tracking service problems;

•	account management and identification of ATMs experiencing technical problems;

•	cash management, including coordinating cash delivery with vault cash providers and couriers and forecasting cash requirements;

•	responding to cardholder disputes;

•	managing and making residual payments to our merchants;

•	managing our independent merchant contracts; and

•	managing attrition by monitoring and enforcing our contracts, including necessary cancellations of contracts.

eFunds also has a right of first refusal to provide these services in any geographical region into which we expand after the date of the agreement.
          The MSA provides for payment of a minimum amount of $5 million per year for eFunds’ services, although the exact amount will vary depending upon the number of ATMs that eFunds services and the exact services provided for each ATM.
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
Seasonality
          In our ATM operations, we experience higher transaction volumes per machine in the second and third quarters than in the first and fourth quarters. The increased volumes in the summer months coincide with increased vacation travel.
Merchant Customers
          ATMs. We have contracts with national and regional merchants and with numerous independent store operators. ATMs at The Pantry locations accounted for approximately 16% and 20% of our United States ATM net sales in 2005 and 2006, respectively.
          The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of our placement programs, the contract terms typically include:
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
          Our contracts under our merchant-owned programs typically include similar terms, as well as the following additional terms:
•	provisions imposing an obligation on the merchant to operate the ATM at any time its store is open to the public; and

•	provisions that require a merchant to use its best efforts to have any purchaser of the merchant’s store assume our contract.
          Photocopiers. We have contracts with national and regional merchants and with numerous independent local convenience store operators. Photocopiers at Shoppers Drug Mart locations accounted for approximately 36% and 34% of our Canadian photocopier net sales for 2005 and 2006, respectively. Photocopiers at Wal-Mart locations accounted for approximately 16% and 15% of our Canadian photocopy net sales for 2005 and 2006, respectively.
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
Competition
          Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to us including NetBank, Innovus, Global Axis, IMS and Cardtronics in the United States. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share.
          The market for providing self-service photocopier services is also highly competitive. The choices for photocopier services in Canada include specialty full-service business centers such as FedEx/Kinko’s, MailBoxes Etc./UPS and Staples copy and print shops and photocopiers located within other retail locations. We do not attempt to compete directly with most chain stores that focus on business services or office supplies. These vendors generally serve a commercial market more interested in high volume and sophisticated photocopying than in convenience of location. In contrast, we provide photocopiers in targeted areas for use principally by individuals. We are aware of several self-service photocopier businesses using this retail business concept. We believe that each is limited to a relatively small geographic market and a relatively small number of photocopiers. However, there are few barriers to entry into the self-service photocopier business.
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
          Americans with Disabilities Act. The ADA currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The Department of Justice may adopt new accessibility guidelines under the ADA that will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the proposed guidelines that have been published for comment but not yet adopted, ATM height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads, and ATMs would be required to possess speech capabilities, among other modifications. If adopted, these new guidelines would affect the manufacture of ATM equipment going forward and could require us to retrofit ATMs in our network as those ATMs are refurbished or updated for other purposes.
          Regulation of transaction fees. The imposition of fees on ATM transactions in the United States is not currently subject to federal regulation. There have been, however, various state and local efforts in the United States to ban or limit transaction fees, generally as a result of activities of consumer advocacy groups that believe that transaction fees are unfair to users. We are not aware of any existing bans or limits on transaction fees applicable to us in any of the jurisdictions in which we currently do business with the exception of Mississippi and Wyoming. Nevertheless, there can be no assurance that transaction fees will not be banned or limited in other cities and states where we operate. Such a ban or limit would have a material adverse effect on us and other ATM operators.
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
          Encrypting Pin Pad (“EPP”) and Triple Data Encryption Standard (“Triple DES”). Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as EPP and Triple DES. In 2005, we adopted a policy that any new ATMs that we acquire from a manufacturer must be both EPP and Triple DES compliant. We have budgeted approximately $700,000 to complete this encryption upgrade for all of our placement ATMs by the end of 2007. As of December 31, 2006, approximately 76% of our owned ATMs in the United States were compliant with EPP and Triple DES. We believe this time frame will be acceptable to the major processing networks.
          Rehabilitation Act. On November 26, 2006, a United States District Court ruled that the United States’ currencies (as currently designed) violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the United States are identical in size and color, regardless of denomination. Under the current ruling, the United States Treasury Department has been ordered to develop ways in which to differentiate paper currencies such that an individual who is visually impaired would be able to distinguish between the different denominations. In response to the November 26, 2006 ruling, the Justice Department has filed an appeal with the United States Court of Appeals for the District of Columbia Circuit, requesting that the decision be overturned on the grounds that varying the size of denominations could cause significant burdens on the vending machine industry and cost the Bureau of Engraving and Printing an initial investment of $178.0 million and up to $50.0 million in new printing plates. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, our company along with other participants in the ATM industry may be forced to incur significant costs to upgrade current machines’ hardware and software components.
Trademarks
          Most of our ATM and photocopier locations are identified by distinctive yellow, green and black trapezoidal signs bearing “TRM ATM(TM),” “Got Cash?,” “TRM Cash Machine(TM),” “TRM Copies(TM)” and “TRM Photocopies.” We have registered the name “TRM Corporation(TM)” and “TRM ATM(TM)” trademarks for signage used in the United States. Those trademarks currently expire between 2009 and 2011 but can be renewed. We consider our business name and brands to be important to our ATM and photocopier businesses.
Employees
          As of December 31, 2006, we had 364 employees. Of this number, 195 employees were in field service and 169 employees were in sales, marketing, customer service and administration. Following the sales of our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business in January 2007, we have substantially fewer employees. As of March 31, 2007, we had 91 employees. Of this number 23, were in field service and 68 in sales, marketing customer service and administration. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS
Risks Related to Our Business Generally
We are uncertain whether our operations can generate sufficient cash to comply with the covenants of our loan agreements and to pay our obligations on an ongoing basis.
          We incurred a net loss of $120.1 million in the year ended December 31, 2006. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006 we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During January 2007 we sold our Canadian and United Kingdom ATM businesses and our United States photocopy business and used $98.5 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining balance of principal plus accrued interest of approximately $2.0 million. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
We could be liable for sales price adjustments and warranty/indemnification claims relating to businesses we sold in January 2007.
          In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy business in the United States in three separate transactions. In connection with each of these sales, we have made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors, the amounts of which have not yet been agreed upon. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing, which may not be available to us.
Our sales depend on transaction fees from our networks of ATMs and photocopiers. A decline in either transaction volume or the level of transaction fees could reduce our sales and harm our operating results.
          Following the sales of our United States and United Kingdom photocopy operations and our United Kingdom, German and Canadian ATM operations, transaction fees for our ATM networks in the United States produce substantially all of our sales. Consequently, our future operating results will depend on both transaction volume and the amount of the transaction fees we receive from that network. Our transaction volume and fees from that network will depend principally upon:
•	our ability to replace sites lost through non-renewal or termination of our contracts by the merchants in whose stores we currently have placed our ATMs;

•	competition, which can result in over-served markets, pressure both to reduce existing fee structures and increase sales discounts to merchants and reduced opportunities to secure merchant or other placements of our machines;

•	our ability to service, maintain and repair ATMs in our network promptly and efficiently;

•	continued market acceptance of our services; and

•	government regulation and network adjustment of our fees.

          If our transaction volume or the level of transaction fees we receive decrease in either of our primary market segments, our sales could decline, which would harm our operating results.
We have experienced significant attrition in the number of ATMs in our networks. This attrition has reduced and, if it continues in the future will further reduce, our sales and our ability to become profitable.
          We have experienced significant attrition in the number of ATMs in our network due principally to merchants whose ATM contracts we acquired in our acquisition of the ATM business of eFunds Corporation not renewing, or terminating, their contracts with us. In 2006 the average number of transacting ATMs in our United States ATM network decreased by 2,152 ATMs, or 14.8%, from the average number of transacting ATMs in our United States ATM network during 2005. While we have sought to halt this attrition through improved merchant service, our efforts may not be successful. The attrition has reduced our sales and harmed our ability to become profitable; if the trend continues, our sales could experience significant further reductions which would further impair our ability to become profitable.
Changes in technology could reduce use of ATMs and photocopiers and, as a result, reduce our sales.
          New technology in the ATM or photocopier industries may result in the existing machines in our networks becoming obsolete, requiring us, or the merchants in our networks who own their machines, to either replace or upgrade our existing machines. Any replacement or upgrade program to machines that we own or that we must upgrade or replace under contracts with merchant owners would involve substantial expense, as was, and will be, the case with respect to the upgrade of our ATMs to meet triple DES requirements. A failure to either replace or upgrade obsolete machines could result in customers using other ATM or photocopier networks that have newer technology, thereby reducing our sales and reducing or eliminating our operating margins. As a result of our financial situation, we may not have sufficient capital to provide upgrades or replacements to any significant degree, and probably will not have access to financing to do so.
Both the ATM and photocopier markets are highly competitive, which could limit our growth or reduce our sales.
          Persons seeking either ATM or photocopier services have numerous choices. For ATMs, these choices include ATMs offered by banks or other financial institutions and ATMs offered by ISOs such as ours. For photocopiers, the choices include specialty full-service business centers, copy and print shops, photocopiers located at other convenient merchant locations and home photocopiers and printers. Some of our competitors offer services directly comparable to ours while others, particularly in the photocopier market, are only indirect competitors as we describe in “Business — Competition.” In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share. This competition could prevent us from obtaining or maintaining desirable locations for our machines, reduce the use of our machines, and limit or reduce the transaction fees we can charge or require us to increase our merchants’ share of those fees. Moreover, because the economic barrier to entry into the photocopier business is low, additional competitors may enter our markets. The occurrence of any of these factors could limit our growth or reduce our sales.
Our failure to achieve and maintain adequate internal control in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial reports and have an adverse effect on our business, financial condition, results of operations and stock price.
          During the course of the evaluation, attestation, and compliance process required by Section 404, we have identified material weaknesses in our internal control over financial reporting at December 31, 2005, September 30, 2006, and December 31, 2006. For a discussion of these weaknesses and the steps we have taken and expect to take to remedy these weaknesses, see Item 9A – “Controls and Procedures.” Failure to achieve and maintain an effective internal control environment, could result in a loss of investor confidence regarding the accuracy and completeness of our financial reports. Moreover, effective internal control is necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal control, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information and the market price for our stock could decline significantly.
The terms of our credit agreement may restrict our current and future operating and financial flexibility.
          As a result of our sales of our U.K., German and Canadian ATM businesses and our U.K. and U.S. photocopy businesses, we have substantially repaid our outstanding credit facility debt. However, approximately $2.0 million of that debt remains outstanding. The credit agreements that are in effect with respect to the remaining debt include a number of covenants that, among other things, restrict our ability to:

•	engage in mergers, consolidations and asset dispositions;

•	pay dividends on or redeem or repurchase stock;

•	merge into or consolidate with any third party;

•	create, incur, assume or guarantee additional indebtedness;

•	incur liens;

•	make loans and investments;

•	pay dividends;

•	engage in transactions with affiliates;

•	prepay, redeem or repurchase subordinated indebtedness;

•	enter into sale and leaseback transactions;

•	make asset or property dispositions; and

•	change the nature of our business.
          Our credit agreements also contain covenants that prohibit our consolidated capital expenditures for each month from exceeding certain amounts. In addition, we are required to maintain specified financial ratios. As a result of these ratios, we are limited in the manner in which we conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business.
A failure to comply with the covenants under our credit agreement could result in an event of default. In the event of a default under our credit agreement, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, and to require us to apply all of our available cash to repay these borrowings. An acceleration of maturity under our credit agreement would result in an event of default under the TRM Inventory Funding Trust’s Loan and Servicing Agreement which is the source of cash we use in our ATMs. See “Risks Relating to Our ATM Business – We obtain our United States ATM vault cash under an arrangement that could cause us to lose our access to the vault cash and to fees that we have earned due to circumstances beyond our control.” If any or all of our debt were to be accelerated, we may not have sufficient liquid assets available to us to repay such indebtedness in full and the lenders may proceed against the collateral securing such indebtedness, which includes the capital stock of our subsidiaries.
If we are unable to remediate the material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be impaired.
     In connection with the audits of our financial statements for the years ended December 31, 2005 and 2006, and the review of our financial statements for the quarter ended September 30, 2006, we identified material weaknesses in our internal control over financial reporting. We have formulated programs to remedy the material weaknesses we have identified. We cannot assure you that our programs will be adequate to remedy these weaknesses, that we have identified all weaknesses or that we will not in the future have additional weaknesses. If we are unable to remediate our control weaknesses, or other weaknesses are identified or arise in the future, the accuracy and timing of our financial reporting may be impaired.
We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.
          We have received a report from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the year ended December 31, 2006, which included an explanatory paragraph stating that the consolidated financial statements were prepared assuming we will continue as a going concern. The report also stated that our uncertainty regarding our ability to meet our future obligations has raised substantial doubt about our ability to continue as a going concern. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships and to raise additional capital, and could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to Our ATM Business
We depend on eFunds Corporation to provide many services on which we rely.
          Our ATM business requires close coordination of merchant relationships, cardholder relationships, cash management activities and telecommunication services. In connection with our acquisition of the eFunds ATM business, we entered into a master services agreement with eFunds pursuant to which eFunds will provide most of these services to us. eFunds also provides us with transaction processing and EFTN management services. As a result, we depend on eFunds to provide many services that are necessary to the operations of our ATM business. eFunds may be unable or unwilling to provide all of these services at a level that we consider necessary. In that event, if we are unable to terminate our relationship with eFunds or are unable to obtain replacement services in a timely manner, our transaction volume could be reduced and our relationships with our merchants or cardholders could deteriorate.
If merchant-owned ATM customers terminate their relationships with us prior to the termination of their contract or do not renew their contracts upon their expiration, it could reduce our ATM sales.
          Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. When this occurs, we pursue these customers to remain processing with us or alternatively, in the event they terminate their relationship with us prior to expiration of their contracts, we seek payment of damages under a breach of contract clause in our contracts. If a substantial number of merchant-owned ATM customers end their relationships with us, it could cause a reduction in our ATM sales.
We rely on third parties to service our ATMs and their failure to do so may harm our operations, damage our reputation and decrease our transaction volume.
          Our success depends upon the proper functioning of our ATMs. We rely on third parties to service our ATMs. If our third-party service providers fail to service our ATMs properly, or fail to respond quickly to problems, we may lose customers and decrease our transaction volume, which could adversely affect our profitability. Additionally if our third-party service providers fail to service our ATMs, our reputation and growth may be negatively impacted.
Increases in interest rates will increase our expenses.
          We have credit and vault cash facilities that carry variable interest rates. Consequently, increases in interest rates increase our operating costs and expenses. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for a discussion regarding the impact of changes in interest rates on our expenses.
Our ATM business operates in a changing and unpredictable regulatory environment.
          ATM withdrawal transactions involve the electronic transfer of funds through EFTNs. The United States Electronic Funds Transfer Act provides the basic framework establishing the rights, liabilities and responsibilities of participants in EFTNs. In addition, there have been various state and local efforts to ban, limit or otherwise regulate ATM transaction fees, which make up a large portion of our sales for our placement ATMs and the principal source of ATM revenue for merchants with merchant-owned ATMs in our network. For example, in Tennessee, Nebraska and Iowa only bank-sponsored ATMs can impose withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of ATMs in our networks, which typically involves additional documentation costs and payment of a fee to the bank. As a result, any limitation on the ability to charge withdrawal fees in areas where we have a concentration of ATMs could reduce our ATM sales from our placement ATMs and reduce the incentive that merchants with merchant-owned ATMs would have to keep ATMs in our network on their premises. In addition, if existing regulations are made more restrictive or new regulations are enacted, we may incur significant expense to comply with them.
          Because of reported instances of fraudulent use of ATMs, including the use of electronic devises to scan ATM card information, or skimming, legislation is pending that would require state or federal licensing and background checks of ATM operators and would regulate the deployment and operation of ATMs. There are proposals pending in some jurisdictions that would require merchants that are not financial institutions to be licensed in order to maintain an ATM on their premises; some jurisdictions currently require such licensing. New licensing, deployment or operating requirements could increase our cost of doing business in those markets.
We will incur substantial expense in upgrading our ATMs to meet new standards, and, if we cannot meet compliance deadlines, we could be required to remove non-compliant ATMs from service.
          Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as EPP and Triple DES. In 2005, we adopted a policy that any new ATMs that we acquire from a manufacturer must be both EPP and Triple DES complaint. We have budgeted approximately $700,000 to complete this encryption upgrade for all of our placement ATMs by the end of 2007. We believe this time frame will be acceptable to the major processing networks. As of December 31, 2006, approximately 76% of our owned ATMs in the United States were compliant with EPP and Triple DES.
          The Americans with Disabilities Act, or ADA, currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM, and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The United States Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the current proposals, height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads with selected Braille symbols and ATMs would be required to possess speech capabilities. These new guidelines would affect the manufacture of ATM equipment going forward and could require us to retire or upgrade many of the ATMs we own, as well as merchant-owned ATMs where we are responsible for upgrade costs, potentially at significant expense to us. While we anticipate having the resources available to complete any required upgrades to our ATMs, if our projections are not achieved or our circumstances worsen, we may not have sufficient resources without obtaining additional financing, which may not be available to us. The comment period on the proposed guidelines ended May 31, 2005. No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements.
          If ATMs in our network are not compliant with EPP and triple DES and any applicable ADA guidelines by the respective deadlines and we cannot obtain compliance waivers, we could have to remove the non-compliant ATMs from service and, as a result, our ATM net sales could be materially reduced during the period of time necessary to become compliant.
The passing of anti-money laundering legislation could cause us to lose some merchant accounts, thus reducing our revenues.
          Recent concerns by the United States federal government regarding the use of ATMs to launder money could lead to the imposition of additional regulations on our sponsoring financial institutions and our merchant customers regarding the source of cash loaded into their ATMs. In particular, such regulations could result in the incurrence of additional costs by individual merchants who load their own cash, thereby making their ATMs less profitable. Accordingly, some individual merchants may decide to discontinue their ATM operations, thus reducing the number of merchant-owned accounts that we currently manage. If such a reduction were to occur, we would see a corresponding decrease in our revenues.
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
We obtain our ATM vault cash under an arrangement that could cause us to lose our access to the vault cash and to fees that we have earned due to circumstances beyond our control.
          Our vault cash facility is secured by the cash we draw from it to place in ATMs, as well as by the withdrawal and interchange fees we have earned but not yet collected, so the lender under that arrangement could seize the cash and fees in the event of a default.
          We obtain the cash that we use to fill our placement ATMs and some of the merchant-owned ATMs in our networks, which we call vault cash, in the United States pursuant to an agreement with TRM Inventory Funding Trust, for which one of our subsidiaries, TRM ATM Corporation, acts as servicer. Under the terms of the loan and servicing agreement, the Trust and the servicer must make periodic payments of fees related to the arrangement. The obligations under the loan and servicing agreement are secured by pledges of all of the Trust’s assets, including the vault cash, and our uncollected withdrawal and interchange fees. If there is a default under the loan and servicing agreement, the lender may terminate the loan and servicing agreement and seize the collateral, including existing vault cash and fees we have not yet received. As a result, a default under the loan and servicing agreement could cause us to lose fees we had earned and suspend operations with respect to our placement ATMs unless we were able to rapidly arrange an alternative source of vault cash.
          Our vault cash arrangement could go into default as a result of factors over which we have no control.
          The loan and servicing agreement for our vault cash facility contains events of default that include:
•	An “event of bankruptcy” with respect to any entity on whose property more than 10% of our ATMs are located, if we are unable to remove all cash from those ATMs within five business days after the event of bankruptcy occurs. An event of bankruptcy includes the filing of a bankruptcy petition with a court, an entity admitting in writing that it is unable to satisfy its obligations as they become due or the board of directors of the entity voting to cause an event of bankruptcy, regardless of whether we are informed of any of these actions.

•	Any depository bank or transportation agent, excepting one pre-approved bank and one pre-approved transportation agent, failing to maintain a specified debt rating.

•	The amount of vault cash held by or maintained on the premises of entities, which would generally be our transportation agents and merchants, that have experienced an event of bankruptcy when added to the amount of cash owed from settlement banks that is past due exceeding a designated level.
          Due to these provisions, the bankruptcy or financial difficulty of our merchants or the companies on which we rely for services could cause an event of default under our loan and servicing agreement and prevent us from having access to the vault cash we require to operate our placement and some of our merchant-owned United States ATMs. We do not have any operational control over our merchants or other service providers and may not be able to determine whether any of these entities are facing financial difficulty that could increase our risk of default under the loan and servicing agreement. As a result, we could lose access to our United States vault cash due to circumstances that we would be unable to foresee and that are beyond our control.
          If our vault cash arrangement terminates, we may be unable to obtain vault cash from alternative sources on acceptable terms or at all. If we do not have access to vault cash for our placement ATMs and those of our merchant-owned ATMs for which we provide vault cash, we will have to suspend our operations with respect to these ATMs, our results of operations will be reduced and the value of your investment will decrease. See “Risks Related to Our Business Generally — We are uncertain whether our operations can generate sufficient cash to comply with the covenants of our loan agreements and to pay our obligations on an ongoing basis.”
We experienced substantial theft losses in our ATM operations in the past. If we were to experience a recurrence of these losses, our results of operations would be harmed.
          Our United States ATM operations experienced $569,000 in unreimbursed theft losses in 2005, as a result of which we implemented new measures to counter theft and vandalism. Our unreimbursed theft losses in 2006 were $201,000. We cannot assure you that the anti-theft and anti-vandalism measures we have taken will be sufficient to reduce or even maintain the 2006 level of loss in 2007. Failure to do so or to devise additional measures to counteract theft and vandalism may result in substantial theft and vandalism losses, harming our results of operations.
          In the past we have had crime insurance to reimburse us for losses that exceed certain deductible levels. Since July 1, 2005, due to increases in both the deductible level and the cost of the insurance, we have insured only against catastrophic cash losses.
Risks Relating to Our Common Stock
We do not plan to pay dividends on our common stock.
          We do not plan to declare dividends on our common stock for the foreseeable future and, in any event, under the terms of our credit facility with GSO Origination Funding Partners LP and other lenders are prohibited from doing so.
Our charter documents and Oregon law may inhibit a takeover that shareholders may consider favorable.
     The Oregon Business Corporation Act, our restated articles of incorporation and our restated bylaws contain provisions that could have the effect of delaying, deferring or preventing a change in control of our company or our management that shareholders may consider favorable or beneficial, which could reduce the value of your investment. These provisions could discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:
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
We have not selected a new independent registered public accounting firm for 2007 and if we do not engage a new independent registered public accounting firm promptly, we will not be able to file periodic reports as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
          We have not yet selected a new independent registered public accounting firm for 2007 to replace PricewaterhouseCoopers LLP, which has declined to stand for reappointment. Although we have begun a selection process for a new independent registered public accounting firm which we anticipate we will be able to conclude in the near future, if we do not engage a new independent registered public accounting firm promptly, we will not be able to file periodic reports under the Exchange Act. A failure to file periodic reports may cause us to be delisted from the Nasdaq National Market. See “Risk Factors – Risks Relating to our Common Stock – We may in the future be delisted from the Nasdaq National Market if we cannot timely file our periodic reports with the SEC and this may result in an event of default under our credit facility.” It may also subject us to SEC enforcement action.

We may in the future be delisted from The Nasdaq National Market if we cannot timely file our periodic reports with the SEC and this may result in an event of default under our credit facility.
          Due to our financial difficulties and the sales of our various businesses, we did not timely file our quarterly report for our third quarter of 2006 and did not timely file our annual report for 2006. These failures, or any further failures, to file could result in SEC enforcement action and a delisting from Nasdaq. The late filing of our third quarter Form 10-Q resulted in Nasdaq National Market notifying us of its intent to delist our common stock. We appealed the notice and filed our Form 10-Q, resulting in Nasdaq’s determination not to delist us. However, the late filing of this Form 10-K has resulted in another notice from Nasdaq National Market of its intent to delist us. We have appealed this notice. Because this is the second time Nasdaq has acted to delist us for failure to timely file a periodic report, we cannot assure you that Nasdaq will continue our listing even though we filed our annual report subsequent to receiving the Nasdaq notice. Should our common stock be delisted, and no other automated interdealer quotation system or securities exchange be available to us for listing our common stock, a shareholder’s ability to dispose of his or her shares could be significantly impaired, and the price of our common stock could be significantly reduced. Additionally, a failure to maintain the listing of our shares on the Nasdaq National Market constitutes an event of default under our credit facility. In the event of a default under our credit agreement, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, and to require us to apply all of our available cash to repay these borrowings. See “Risks Related to our Business Generally – The terms of our credit agreement may restrict our current and future operating and financial flexibility.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None
ITEM 2. PROPERTIES
          Our principal offices are located at 5208 N.E. 122nd Avenue, Portland, Oregon 97230-1074. We currently lease approximately 44,000 square feet in Portland and sublease approximately 18,000 square feet of that space to other tenants. The lease runs until 2010, with an option for an additional five-year term. We lease 3,100 square feet of office space in Philadelphia, Pennsylvania for use as executive offices under a lease that expires in 2007 without renewal options. We also lease an aggregate of approximately 51,000 square feet of warehouse space at 13 different locations and approximately 56 storage units averaging approximately 300 square feet each in the United States and Canada for our field service operations. These leases expire at various times between 2007 and 2014. We believe our leases are at competitive rates. Following the sales of our ATM businesses in the United Kingdom and Canada and our United States photocopy business in January 2007, we have substantially fewer employees and need less space. We have begun vacating warehouse space and storage units, and we expect to substantially reduce the amount of space we are leasing during the remainder of 2007. If we cannot renew any of the current leases we want to retain, we do not anticipate that we will have difficulty in leasing suitable replacement space.
ITEM 3. LEGAL PROCEEDINGS
          In the ordinary course of business, we may be subject to lawsuits, investigations and claims. As of the date of this filing there were no material legal proceedings pending against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price Range
          Our common stock is quoted on the Nasdaq National Market under the symbol “TRMM.” See “Risk Factors — Risks Relating to Our Common Stock — We may in the future be delisted from The Nasdaq National Market if we cannot timely file our periodic reports with the SEC and this may result in an event of default under our credit facility.”
          The following table sets forth the high and low bid prices as reported by the Nasdaq National Market during the past two years.

	High	Low
2006
4th Quarter	$2.40	$1.09
3rd Quarter	$7.18	$2.19
2nd Quarter	$7.93	$5.98
1st Quarter	$9.94	$5.82
2005
4th Quarter	$15.60	$6.63
3rd Quarter	$19.25	$14.70
2nd Quarter	$21.00	$13.61
1st Quarter	$26.00	$19.75
          As of May 1, 2007, there were 17,143,589 shares of common stock outstanding held by 172 persons of record.
Dividends
          We have not paid any dividends on our common stock, and we do not plan to pay dividends on our common stock for the foreseeable future. We intend to retain earnings, if any, to fund our operations. Subject to our credit agreement with GSO Origination Funding Partners LP and the other lenders discussed in the next paragraph, our Board of Directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect these factors will include our earnings, financial condition and cash requirements.
          Our ability to pay cash dividends on our common stock is further subject to restrictions imposed by our credit agreement with GSO Origination Funding Partners LP and the other lenders which prohibits us from paying cash dividends on our common stock without our lenders’ consent.

Stock Performance Graph
          The following graph provides a comparison of the cumulative total shareholder return for the period December 31, 2001 through December 31, 2006 for (i) our common stock, (ii) the Nasdaq Stock Market (US) and (iii) the Nasdaq Retail Trade Index, in each case assuming the investment of $100 on December 31, 2001 and the reinvestment of any dividends.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
TRM	$100.00	$47.41	$631.85	$1,757.78	$551.85	$158.52
Nasdaq (US)	$100.00	$69.13	$103.37	$112.49	$114.88	$126.21
Nasdaq Retail	$100.00	$84.97	$118.32	$150.07	$151.49	$165.45

ITEM 6. SELECTED FINANCIAL DATA
          The selected financial data, except for other operating data, presented below as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 have been derived from our audited financial statements included in this report. The selected financial data, except for other operating data, presented below as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003 have been derived from our financial statements not included in this report. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

Selected Financial Data
Years ended December 31, 2002 — 2006
(In thousands, except per share and other operating data)

	2002	2003	2004	2005	2006
Sales	$15,153	$20,733	$36,882	$130,268	$111,745
Sales discounts	(3,197)	(4,097)	(13,786)	(77,463)	(66,260)
Net sales	11,956	16,636	23,096	52,805	45,485
Operating loss	(9,436)	(6,600)	(3,744)	(10,000)	(58,757)
Loss from continuing operations	(7,395)	(3,954)	(2,203)	(6,100)	(56,510)
Income (loss) from discontinued operations	3,388	9,410	10,131	(2,771)	(63,581)
Net income (loss)	(4,007)	5,456	7,928	(8,871)	(120,091)
Preferred stock dividends	(1,500)	(1,500)	(1,329)	(147)	—
Loss from continuing operations available to common stockholders	(8,895)	(6,083)	(4,500)	(6,247)	(56,510)
Basic and diluted loss per share from continuing operations	(1.26)	(.86)	(.49)	(.43)	(3.32)

Balance Sheet Data:
Working capital (deficit)	(1,858)	2,263	(9,203)	(89,172)	(2,619)
Total assets	108,854	112,275	359,482	341,782	226,444
Long-term debt (excluding current portion)	44,240	37,358	196,167	1,066	—
Preferred stock	19,798	19,798	11,620	—	—
Shareholders’ equity	42,094	48,876	111,712	139,926	25,693

Other Operating Data:
Average number of photocopiers	2,840	2,990	3,027	2,819	2,751
Average number of transacting ATMs	1,039	1,249	3,011	14,530	12,378
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
     4. During the third quarter of 2006 we recorded non-cash charges of $96.1 million for the impairment of certain assets, of which $46.1 million is included in continuing operations and $50.0 million is included in discontinued operations.
     5. In June 2006 we sold our United Kingdom photocopier business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. We show the results of those business segments as discontinued operations. Other operating data shown above excludes the photocopiers and ATMs of the discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
          Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, without limitation, decreases in photocopy volume and growth of our business (including acquisitions) constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on management’s current expectations about future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other similar words or expressions.
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
Overview
          During 2006 we operated ATM networks in the United States, United Kingdom, Canada and Germany, and we operated photocopier networks in the United States, United Kingdom and Canada. In June 2006 we sold our United Kingdom photocopy business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. Our remaining businesses operate ATMs in the United States and photocopiers in Canada. During 2006 our United States ATM networks had an average of 12,378 transacting ATMs and our Canadian photocopy network had an average of 2,751 photocopiers.
          In 2004 we had net income of $7.9 million. In 2005 we incurred a net loss of $8.9 million, and in 2006 we incurred a net loss of $120.1 million.
          The operating environment that we faced in 2005 was significantly different from 2004, particularly with respect to the following:
•	we acquired eFunds Corporation’s ATM business in November 2004 and, as a result, 2004 reflected less than two months of operations associated with the ATM contracts we acquired from eFunds and 2005 consequently resulted in an increase of sales, sales discounts, amortization expenses and labor expenses;

•	we incurred substantial expenses and costs in connection with efforts to acquire the United Kingdom ATM Network of Travelex UK Limited in 2005;

•	we incurred increased cash losses resulting from ATM thefts in the United Kingdom during 2005;

•	we incurred significant costs, principally third party professional costs, associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, with which we had to fully comply for the first time in 2005;

•	we incurred substantial costs associated with the required triple DES and other upgrades of United Kingdom ATMs in 2005; and

•	we significantly increased our provision for bad debts.
          In 2006 our net sales decreased, primarily as a result of attrition of ATM contracts acquired in the acquisition of eFunds Corporation’s ATM business. Principally because of decreases in our sales and operating margins, we reviewed the carrying value of substantially all of our long-lived assets, which resulted in our recording non-cash charges of $96.1 million for asset impairments. Also contributing to the increased losses in 2006 were increases in our cost of vault cash and interest expense and a loss on early extinguishment of debt.
          Subsequent to the end of fiscal year 2005, based upon our financial performance during the second half of 2005, we determined that we were in default under certain financial covenants contained in our credit facility administered by Bank of America. We entered into a forbearance agreement with the lenders with respect to that facility, and in June 2006 we refinanced our then-existing debt with a new credit facility with Wells Fargo Foothill, GSO Origination Funding Partners LP and other lenders. However, our financial performance in the third quarter of 2006 caused us not to be in compliance with certain covenants in the new credit facility, and we entered into agreements with the lenders to restructure our loans. Under the modified agreements all but $25 million of our debt was due in the first quarter of 2007. Because of the new repayment terms, during January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopier business, and used $98.5 million from the proceeds of those sales to make principal and interest payments under our financing agreements. These payments repaid all but $2.0 million of our principal and accrued interest under the credit facility. In connection with these sales, we have made various representations and warranties and/or provided indemnities. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sale prices, and those claims could be substantial. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing which may not be available to us.
          ATM operations. We entered the ATM business in 1999, believing it to be a natural extension of our background in providing photocopiers to consumers in retail environments. From 1999 to 2005 we expanded our ATM networks to an average of 19,930 transacting ATMs in 2005. We grew our ATM business by acquiring ATMs or ATM networks, establishing new merchant relationships, expanding existing merchant relationships and displacing existing third-party operators as their contracts expired. As a result of the increasing size of our ATM networks, improved transaction pricing, our institution of a redeployment program for underperforming machines and favorable exchange rate movements, our ATM net sales increased from $34.5 million in 2003 to $50.5 million in 2004 and $90.5 million in 2005. In 2006, as a result of attrition of merchant contracts and limited capital available for expansion, our ATM net sales decreased to $81.7 million, including $39.6 million from our United Kingdom, German and Canadian ATM operations which we now report as discontinued operations.
          ATM acquisitions. From the second half of 2003 through the end of 2005, we actively pursued acquisitions of ATM networks. We acquired a 20-ATM United States network in February 2004 from a company that continues to serve as a distributor for us. In June 2004, we entered the Canadian ATM market through our acquisition of Mighty Cash, which had 72 ATMs. We added 447 ATMs to our UK networks through our acquisition of Inkas Financial in March 2004, and added 350 ATMs to our UK networks by purchasing a portfolio of contracts in July 2004. In November 2004, we acquired the ATM business of eFunds, including ownership and/or management of approximately 14,000 ATMs in the United States and 1,700 ATMs in Canada. During the third quarter of 2005 we entered into agreements to acquire the ATM business of Travelex UK Limited in the United Kingdom. We subsequently determined that we would not complete this acquisition and that of one other ATM business that we had been evaluating, and previously capitalized external costs totaling $5.2 million relating to these acquisitions were charged to expense in the fourth quarter of 2005.
          Photocopier operations. Before we sold our United Kingdom photocopier business in June 2006 and our United States photocopier business in January 2007, our photocopier operations had been experiencing declining numbers of photocopies made per machine, from 24,144 in 2004 to 16,387 in 2006. We attribute this to increased competition from specialty full-service business centers, copy and print shops, photocopiers located at other convenient merchant locations and home photocopiers and printers. The number of photocopiers we had in service also decreased from an average of 25,239 during 2004 to an average of 20,289 during 2006 as we discontinued service at unprofitable or marginal locations. These trends, combined with the sale of our United Kingdom photocopy business, resulted in a decline of our photocopier net sales from $42.2 million in 2004 to $27.4 million in 2006. The 2006 photocopier net sales included $24.0 million of net sales from our United States and United Kingdom photocopy businesses which we now report as discontinued operations.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	ATM Results of Operations — Continuing Operations
	2005		2006
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)
Transaction-based sales	$114,848	100.0%	$98,448	100.0%
Less discounts	76,674	66.8	65,576	66.6

Net transaction-based sales	38,174	33.2%	32,872	33.4%

Service and other sales	8,364		5,367
Sales of ATM equipment	2,663		3,841

Net sales	49,201		42,080
Cost of sales:
Cost of vault cash	5,319		6,482
Other	16,884		16,990

Gross profit	$26,998		$18,608

Operating data:
Average number of transacting ATMs	14,530		12,378
Withdrawal transactions	50,388,584		43,112,562
Average withdrawals per ATM per month	289		290
Average transaction-based sales per withdrawal transaction	$2.28		$2.28
Average discount per withdrawal transaction	$1.52		$1.52
Net transaction-based sales per withdrawal transaction	$.76		$.76

	Photocopy Results of Operations —Continuing Operations
	2005		2006
		% of		% of
	Amount	sales	Amount	sales
	(in thousands, except operating and percentage data)
Sales	$4,393	100.0%	$4,089	100.0%
Less discounts	789	18.0	684	16.7

Net sales	3,604	82.0	3,405	83.3
Cost of sales	2,768	63.0	2,847	69.7

Gross profit	$836	19.0%	$558	13.6%

Operating data:
Average number of photocopiers	2,819		2,751
Number of photocopies	63,827,982		59,520,493
Average photocopies per machine per month	1,887		1,803
Average sales per photocopier per month	$129.86		$123.86
Average sales per photocopy	$.069		$.069
Average discount per photocopy	$.012		$.012
Average net sales per photocopy	$.057		$.057
Average gross profit per photocopy	$.013		$.009
Sales
          In 2006, consolidated sales from continuing operations decreased by $18.5 million, or 14.2%, to $111.7 million from $130.3 million in 2005. ATM sales decreased by $18.2 million, and photocopier sales decreased by $304,000.
          During 2006, our Canadian photocopy sales and expenses were affected by the decline in value of the United States dollar as compared to the Canadian dollar. Approximately 4% of our consolidated sales were produced in Canada by our Canadian photocopy business. The average exchange rate for the Canadian dollar was U.S. $.885 to C$1.00 in 2006 as compared to U.S. $0.824 to C$1.00 in 2005. As a result of this increase in the value of the Canadian dollar, we reported $282,000 more in sales during 2006 than we would have reported had the exchange rate remained constant at the average for 2005. This gain was substantially offset by a corresponding increase in expenses.
          ATM sales. We derive most of our ATM sales from transaction-based sales. We also generate ATM sales from the sale of ATM equipment and third-party service sales. We describe these sources of sales below.
•	Transaction-based sales — sales we derive from withdrawal fees and interchange fees.
•	Withdrawal fees — fees we collect from a customer for making an ATM withdrawal. Withdrawal fees are sometimes referred to as surcharge or convenience fees in the industry.

•	Interchange fees — fees that an EFTN charges the customer’s financial institution for routing a withdrawal transaction or an account balance inquiry. The interchange fee is shared between the EFTN and us, as the ATM operator, based on an agreement between us and the EFTN. Interchange fees apply on all transactions on ATMs that we own and ATMs owned by merchants and managed or operated by us.
•	Service and other sales — fees we charge for providing repair and maintenance and other services and parts and supplies to merchants who purchase or rent ATMs from us and to third-party ATM operators.

•	Sales of ATM equipment — proceeds from sales of ATM equipment to merchants in our merchant-owned program and to independent operators.
          Our United States ATM sales were $107.7 million for 2006 compared to $125.9 million for 2005. The $18.2 million decrease in ATM sales was due to a combination of a $16.4 million decrease in transaction-based sales and a $3.0 million decrease in service sales, partially offset by a $1.2 million increase in sales of ATM equipment.
          The $16.4 million decrease in transaction-based sales resulted from attrition of merchant contracts in our ATM network. The average number of transacting ATMs in our network during 2006 decreased by 14.8% compared to 2005. The decrease in transacting ATMs is primarily a result of attrition in ATM contracts acquired from eFunds in 2004. See Item 1A — “Risk Factors — Risks Relating to Our ATM Business — If merchant-owned ATM customers terminate their relationships with us prior to the termination of their contracts or do not renew their contracts upon their expiration, it could reduce our ATM sales.”
          The average number of withdrawal transactions per ATM per month and average transaction-based sales per withdrawal stayed almost constant in 2006 as compared to 2005.
          Photocopier sales. We derive sales from our photocopier operations from the per-copy fees that customers pay. Canadian photocopier sales in 2006 were $4.1 million, down $304,000 compared to 2005. The decrease resulted primarily from declining photocopy volume. Continuing a trend, photocopy volume declined by 6.7% for 2006 compared to 2005, to 59.5 million copies from 63.8 million copies, due to a combination of:
•	A decline in installed photocopiers to an average of 2,751 in 2006 from an average of 2,819 in 2005, and

•	A decline in the average number of photocopies made per unit per month to 1,803 in 2006 from 1,887 in 2005.
Sales Discounts
          Our merchants receive fees from transactions generated by the equipment on their premises. These fees, or sales discounts, represent a share of transaction fees for our ATMs and per-copy fees for our photocopiers. The amount of the discount depends on a variety of factors, including the type of arrangement under which we place the equipment with the merchant and the number of transactions at the ATM or photocopier. Sales discounts on a consolidated basis as a percentage of sales were 59.3% in 2006 and 59.5% in 2005. Sales discounts in the ATM business were 66.6% of transaction-based sales in 2006 and 66.8% in 2005.

Cost of Sales
          Cost of sales on a consolidated basis increased to 23.6% of sales in 2006, from 19.2% in 2005. Cost of sales as a percentage of sales increased in both our ATM segment and our photocopier segment.
          ATM cost of sales. Cost of sales in the ATM business increased by $1.3 million to $23.5 million in 2006 from $22.2 million in 2005, due to an increase in the cost of our vault cash.
          We pay interest on the vault cash we use, and the interest rate is based on the rates the lender pays on asset-backed commercial paper notes used to fund the loans to us. During 2006 our average outstanding borrowings for vault cash were $79.3 million and we paid a weighted average interest rate of 6.81%. During 2005 our average outstanding borrowings for vault cash were $83.8 million and we paid a weighted average interest rate of 5.10%.
          An $846,000 decrease in third party service costs in 2006 compared to 2005 was offset by a $1.1 million increase in the cost of ATM machines sold.
          In the past we have had crime insurance to reimburse us for losses that exceeded certain deductible levels. For the policy year beginning July 1, 2005, due to proposed increases in both the deductible level and the cost of the insurance, we began insuring only against catastrophic cash losses.
          Photocopier cost of sales. Cost of sales in our photocopier business increased by $79,000, but increased as a percent of sales to 69.7% in 2006 from 63.0% in 2005. Our photocopy cost of sales would have decreased in 2005, but we increased the minimum depreciation on certain of our photocopiers in October 2005, and photocopy depreciation increased by $188,000 in 2006 as compared to 2005.
Selling, General and Administrative Expense
          Selling, general and administrative expense decreased by $1.2 million to $31.3 million in 2006 from $32.5 million in 2005. However, selling, general and administrative expense as a percent of sales increased to 28.0% in 2006 from 25.0% in 2005. Specific decreases included:
•	A $2.2 million decrease in amortization expense due to declining amortization of intangible assets relating primarily to ATM contracts acquired in 2004, and further reduction of amortization following third quarter 2006 impairment charges that reduced the basis of the intangible assets being amortized.

•	A $1.3 million decrease in labor-related expense. This decrease was caused by a decrease in sales and administrative employees from 214 at the end of 2005 to 169 at the end of 2006. Following the sales of our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business in January 2007, we have continued to reduce our sales and administrative staff since fewer people are required to manage our smaller business. As of March 31, 2007, we had 68 sales and administrative employees.

•	An $848,000 decrease in travel expense due to a concerted effort to control travel expenses during 2006.
          These decreases were partially offset by:
•	Legal, accounting and consulting expenses increased by $2.2 million, primarily relating to restructuring of debt, efforts to sell parts of our business and related complex legal and accounting issues.

•	Non-cash stock compensation increased by $1.0 million, $685,000 of which was due to the modification of options previously granted to former executives.
          No general corporate overhead expenses have been allocated to discontinued operations.
Impairment Charges
          During the third quarter of 2006 we recorded non-cash charges of $96.1 million for the impairment of certain assets in our ATM and photocopier segments, as follows:

•	ATM goodwill. Because of continuing decreases in sales and operating margins in the ATM segments and other factors, we re-evaluated our financial forecasts in the third quarter of 2006 and concluded that it was necessary to review goodwill in our United States, Canadian and United Kingdom ATM segments for impairment of value. The review, consisting of a comparison of the carrying value of the goodwill to its implied fair value, resulted in impairment charges of $20.4 million in the United States, $5.8 million in Canada and $17.5 million in the United Kingdom. Our estimate of the implied fair value of the United States ATM segment’s goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a six-year period with residual value, using an 11% discount rate. Our estimate of the implied fair value of the Canadian and United Kingdom ATM segments’ goodwill was based on the estimated selling prices of those ATM segments.

•	Finite-lived intangible assets associated with the ATM businesses. Because of faster than anticipated attrition of customer contracts, operating losses and revised financial forecasts, we concluded that it was necessary to review the carrying value of the long-lived assets of our United States, Canadian and United Kingdom ATM segments. As a result, we determined that the future cash flows from those assets were not adequate to recover those assets, and we recorded impairment charges of $22.9 million in the United States, $272,000 in Canada and $7.7 million in the United Kingdom, based on comparisons of the carrying amounts of the assets to their estimated fair values. Our estimate of the fair value of the United States assets was based on the discounted values of estimated future cash flows over a seven-year period using an 11% discount rate. Our estimates of the fair value of the Canadian and United Kingdom assets were based on the estimated selling price of those ATM segments.

•	Photocopy equipment in the United States and Canada. Because of operating losses in our United States and Canadian photocopy segments and revised financial forecasts, we concluded that it was necessary to review the carrying value of those segments’ long-lived assets, which consist almost entirely of photocopy equipment. As a result, we determined that future cash flows from the photocopy segments were not adequate to recover the carrying value of that equipment, and we recorded impairment charges of $18.7 million in the United States and $2.7 million in Canada based on a comparison of the carrying amounts of these assets to their estimated fair values. Our estimates of the fair values of the asset groups were based on the estimated selling price of the United States photocopy segment and the discounted value of estimated future cash flows over a ten-year period using an 11% discount rate for the Canadian photocopy segment.
Abandoned Acquisition Costs
          We determined that it was unlikely that we would complete the acquisition of the ATM business of Travelex UK Limited and one other ATM business that we had been evaluating during 2005. As a result, we charged to expense in the fourth quarter of 2005 a total of $5.2 million of previously capitalized external costs relating to these potential acquisitions.
Interest Expense and Amortization of Debt Issuance Costs
          Interest expense and amortization of debt issuance costs attributed to continuing operations decreased to $1,000 in 2006 from $1.9 million in 2005. The terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006 and January 2007 to pay debt. Accordingly, we have allocated interest on the lesser of the amount repaid or debt outstanding to discontinued operations. Interest and amortization of debt issuance costs were allocated between continuing operations and discontinued operations as follows (in thousands):

	2005	2006
Continuing operations	$1,861	$1
Discontinued operations	8,357	12,974

	$10,218	$12,975

          The increase in total interest and amortization of debt issue costs in 2006 was primarily due to increased interest rates and loan fees on borrowings on our credit facilities.
          Because the payments we made in January 2007 reduced the balance of our outstanding debt to $2.0 million from $99.3 million at December 31, 2006, we expect our future interest expense to be substantially reduced from the 2005 and 2006 levels, excluding amortization of debt issuance costs — see “Liquidity and Capital Resources — Syndicated Credit Facility.”

Loss on Early Extinguishment of Debt
     Loss on early extinguishment of debt for 2006 was $3.1 million. This loss resulted from writing off costs we had deferred in conjunction with refinancing our previous debt and payment of a prepayment penalty to our former lenders. In 2005 we wrote off $513,000 of deferred financing costs in connection with the early payment of part of our term loan.
Other Income, Net
     Other income in 2005 includes a $1.3 million gain on sale of marketable equity securities and a $700,000 reimbursement from our directors and officers liability insurer. There were no other income or expense items in 2006 that were individually significant.
Tax Rate
     Our benefit for income taxes for 2006 was $5.2 million on a pretax loss from continuing operations of $61.7 million. The tax provision differs from the statutory rate due primarily to losses for which no tax benefit can be recorded. We did not record a tax benefit because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. For 2005 our effective tax rate for continuing operations was 42.4%, resulting in a tax benefit of $4.5 million. See Note 9 to our consolidated financial statements.
Loss from Discontinued Operations
     During the fourth quarter of 2004, we decided to discontinue efforts in the software development segment of our business. In December 2004, the last employee of that segment was terminated and we negotiated termination of its office lease and accrued a related termination payment. Results of the software development segment are shown as discontinued operations in our consolidated statements of operations.
     On June 28, 2006, we sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, to an unrelated third party for cash. TRM Copy Centres (U.K.) Limited operated approximately 2,500 photocopiers. The net sales price was £2.32 million (approximately $4.3 million). The net carrying amount of the assets (principally equipment) of the subsidiary sold was $2.4 million. We have recorded a gain on the sale of $1.9 million, including recognition in income of foreign currency translation adjustments of $1.5 million that had previously been recorded in other comprehensive income. The operations of our United Kingdom photocopier subsidiary are shown in our consolidated statements of operations for all periods presented as discontinued operations.
     In December 2006 we entered into agreements to sell substantially all of the assets of our United States photocopy segment and our Canadian ATM segment. The sale of the Canadian ATM business closed January 12, 2007. The sales price for the assets of the Canadian ATM business was approximately Canadian $13.2 million (approximately U.S. $11.3 million using exchange rates as of January 12, 2007), subject to certain adjustments. The sale of the United States photocopy business closed January 29, 2007. The sales prices for the assets of the United States photocopy business was approximately $9.0 million, and is subject to adjustments principally for the value of accounts receivable as of the closing, which has not yet been agreed upon.
     Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £44.6 million (approximately $87.6 million using exchange rates as of January 24, 2007), subject to adjustments principally for working capital accounts as of the date of closing which have not yet been agreed upon.
     In the first quarter of 2007, we expect to record gains of approximately $2.6 million on the sale of our Canadian ATM business, approximately $8.2 million on the sale of our United Kingdom and German ATM businesses, and approximately $800,000 on the sale of our United States photocopy business. See “Risk Factors – Risks Related to our Business Generally – We could be liable for sales price adjustments and warranty/indemnification claims relating to businesses we sold in January 2007,” for a discussion of possible sales price adjustments and warranty or indemnification claims including those relating to taxation matters.
     The operations of our Canadian, United Kingdom and German ATM businesses and our United States photocopy business are shown as discontinued operations for all periods presented in our consolidated statements of operations.

     Our pretax loss from discontinued operations was $63.0 million in 2006, compared to a pretax loss of $3.2 million in 2005. Discontinued operations for 2006 includes impairment charges relating to goodwill, finite-lived intangible assets and equipment totaling $50.0 million. An $8.2 million decrease in net revenues of discontinued operations, primarily in the United States photocopy business, also contributed to the decline in results. See Note 13 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Income (Loss)
     Our net loss increased by $111.2 million, to $120.1 million in 2006 from $8.9 million in 2005. The major factors contributing to the increased net loss were:
•	Impairment charges of $96.1 million in 2006, of which $50.0 million is included in discontinued operations.

•	An $8.7 million decrease in gross profits resulting from an $18.5 million decrease in sales from continuing operations.

•	The $3.1 million loss on early extinguishment of debt in 2006.

•	A $2.8 million increase in interest expense and amortization of debt issuance costs.
These increases were partially offset by $5.2 million of abandoned acquisition costs in 2005 that did not recur in 2006.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	ATM Results of Operations — Continuing Operations
	2004		2005
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)
Transaction-based sales	$28,489	100.0%	$114,848	100.0%
Less discounts	12,826	45.0	76,674	66.8

Net transaction-based sales	15,663	55.0%	38,174	33.2%

Service and other sales	2,777		8,364
Sales of ATM equipment	459		2,663

Net sales	18,899		49,201
Cost of sales:
Cost of vault cash	1,720		5,319
Other	7,355		16,884

Gross profit	$9,824		$26,998

Operating data:
Average number of transacting ATMs	3,011		14,530
Withdrawal transactions	11,910,811		50,388,584
Average withdrawals per ATM per month	330		289
Average transaction-based sales per withdrawal transaction	$2.39		$2.28
Average discount per withdrawal transaction	$1.07		$1.52
Net transaction-based sales per withdrawal transaction	$1.32		$.76

	Photocopy Results of Operations — Continuing Operations
	2004		2005
		% of		% of
	Amount	sales	Amount	sales
	(in thousands, except operating and percentage data)
Sales	$5,157	100.0%	$4,393	100.0%
Less discounts	960	18.6	789	18.0

Net sales	4,197	81.4	3,604	82.0
Cost of sales	2,170	42.1	2,768	63.0

Gross profit	$2,027	39.3%	$836	19.0%

Operating data:
Average number of photocopiers	3,027		2,819
Number of photocopies	72,351,138		63,827,982
Average photocopies per machine per month	1,992		1,887
Average sales per photocopier per month	$141.97		$129.86
Average sales per photocopy	$.071		$.069
Average discount per photocopy	$.013		$.012
Average net sales per photocopy	$.058		$.057
Average gross profit per photocopy	$.028		$.013
Sales
     In 2005, consolidated sales from continuing operations increased by $93.4 million, to $130.3 million from $36.9 million in 2004. ATM sales increased by $94.1 million, and photocopier sales decreased by $764,000.
     During 2005, sales and expenses were affected by an increase in the value of the United States dollar as compared to the Canadian dollar. Approximately 3% of our consolidated sales for 2005 were produced in Canada by our Canadian subsidiary. The average exchange rate during 2005 for the Canadian dollar was U.S. $0.824 to C$1.00 as compared to U.S. $0.768 to C$1.00 in 2004. As a result of this increase in the value of the Canadian dollar, we reported $299,000 more in sales during 2005 than we would have reported had the exchange rate remained constant at the average for 2004. This gain was substantially offset by a corresponding increase in expenses.
     ATM sales. Our United States ATM sales were $125.9 million for 2005 compared to $31.7 million for 2004. The $94.1 million increase in ATM sales was due to a combination of an $86.4 million increase in transaction-based sales, a $5.6 million increase in service and other sales, and a $2.2 million increase in sales of ATM equipment.
     The $86.4 million increase in transaction-based sales resulted from the expansion of our ATM network. The average number of transacting ATMs in our network during 2005 increased by 383% compared to 2004. The increase of 11,519 average ATMs reflected the acquisition of the eFunds network transaction in November 2004 in addition to sales of new contracts by our sales force. Although the average number of transacting ATMs in 2005 was substantially higher than in 2004, during 2005 we had a decrease in transacting ATMs, primarily as a result of attrition in ATM contracts acquired from eFunds in 2004. The average number of transacting ATMs in our networks declined by 8% from the first quarter of 2005 to the fourth quarter of 2005. See Item 1A — “Risk Factors — Risks Relating to Our ATM Business — If merchant-owned ATM customers terminate their relationships with us prior to the termination of their contracts or do not renew their contracts upon their expiration, it could reduce our ATM sales.”
     The increase in 2005 compared to 2004 was partially offset by:
•	A decline in the average number of withdrawals per unit. Average withdrawals per ATM per month decreased by 12.4% to 289 for 2005 compared to 330 for 2004. The decrease in average monthly withdrawals per ATM was caused by the ATM contracts acquired from eFunds in November 2004 which historically had lower transactions per unit than our then-existing network.

•	A 4.6% decrease in average transaction-based sales per withdrawal transaction, to $2.28 in 2005 compared to $2.39 in 2004. The decrease in average transaction-based sales per withdrawal was primarily due to the acquisition of the eFunds network in November 2004. The ATMs acquired from eFunds had substantially lower transaction-based sales per withdrawal transaction than our historical averages.

     Photocopier sales. Photocopier sales in 2005 were $4.4 million, down $764,000 compared to 2004. The $764,000 decrease resulted primarily from:
•	Declining photocopy volume — Continuing a trend, photocopy volume declined by 11.8% for 2005 compared to 2004, to 64 million copies from 72 million copies, due to a combination of:

•	A decline in installed photocopiers to an average of 2,819 in 2005 from an average of 3,027 in 2004, and

•	A decline in the average number of photocopies made per unit per month to 1,887 in 2005 from 1,992 in 2004 due to price increases and competition from alternative media and photocopying services.
Sales Discounts
     Sales discounts on a consolidated basis as a percentage of sales were 59.5% in 2005 and 37.4% in 2004. Sales discounts in the ATM business increased to 66.8% of transaction-based sales in 2005 from 45.0% in 2004. The increased discounts were caused by an increase in the percentage of merchants who both own the ATM and provide their own cash in their ATMs. Most of the ATM contracts acquired during 2004 are merchant-owned. Sales discounts in the photocopier business declined slightly, from 18.6% to 18.0% of sales.
Cost of Sales
     Cost of sales on a consolidated basis decreased to 19.2% of sales in 2005, from 30.5% in 2004. Cost of sales as a percentage of sales declined in our ATM segment primarily due to the increase in the percentage of merchant-owned ATMs in our network for which our costs are lower but merchant discounts are higher than for ATMs we own. Cost of sales as a percentage of sales increased in our photocopier segment.
     ATM cost of sales. Cost of sales in the ATM business increased by $13.1 million to $22.2 million in 2005 from $9.1 million in 2004, as a result of the increase in ATMs in our networks to an average of 14,530 transacting ATMs in 2005 compared to an average of 3,011 in 2004.
     Primarily due to the increased number of ATMs in our networks and the increase in transactions processed in 2005 compared to 2004, our cost of vault cash increased $3.6 million, processing and telecommuncations expense increased $2.5 million, armored car carrier costs increased $2.1 million, third party service expense increased $1.1 million, and depreciation of ATM equipment increased $626,000. Due to increased sales of ATM equipment in 2005, the cost of ATM equipment sold increased by $2.0 million. We also had a $453,000 increase in unreimbursed theft losses in 2005.
     In the past we have had crime insurance to reimburse us for losses that exceeded certain deductible levels. For the policy year beginning July 1, 2005, due to proposed increases in both the deductible level and the cost of the insurance, we began insuring only against catastrophic cash losses.
     Photocopier cost of sales. Cost of sales in our photocopier business increased by $598,000, to $2.8 million in 2005 from $2.2 million in 2004. Depreciation of photocopy equipment increased by $166,000 in 2005 due to increases in the minimum monthly depreciation beginning in January and October 2005. Technician labor and automobile expense increased by $194,000 in 2005.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $16.9 million to $32.5 million in 2005 from $15.6 million in 2004. However, selling, general and administrative expense as a percent of sales decreased to 25.0% in 2005 from 42.3% in 2004. Specific increases included:
•	A $5.3 million increase in amortization expense due to amortization of intangible assets relating primarily to ATM contracts acquired in 2004.

•	A $4.0 million increase in labor-related expense. This increase was caused by an increase in administrative employees necessary to accommodate our then-expanding business, including integration of businesses acquired in 2004.

•	A $3.0 million increase in outsourced services, primarily services relating to the ATM networks acquired from eFunds Corporation in 2004.

•	A $2.5 million increase in legal, accounting and consulting services due primarily to first-year compliance with Section 404 of the Sarbanes-Oxley Act.
Abandoned Acquisition Costs
     We determined that it was unlikely that we would complete the acquisition of the ATM business of Travelex UK Limited and one other ATM business that we had been evaluating. As a result, we charged to expense in the fourth quarter of 2005 a total of $5.2 million of previously capitalized external costs relating to these potential acquisitions.
Interest Expense and Amortization of Debt Issuance Costs
     The terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006 and January 2007 to pay debt. Accordingly, we have allocated interest on the lesser of the amount repaid or debt outstanding to discontinued operations. Interest and amortization of debt issuance costs were allocated between continuing operations and discontinued operations as follows (in thousands):

	2004	2005
Continuing operations	$237	$1,861
Discontinued operations	1,586	8,357

	$1,823	$10,218

Loss of Early Extinguishment of Debt
     Loss on early extinguishment of debt for 2006 was $3.1 million. This loss resulted from writing off costs we had deferred in conjunction with refinancing our previous debt and payment of a prepayment penalty to our former lenders. In 2005 we wrote off $513,000 of deferred financing costs in connection with the early payment of part of our term loan.
Other Income, Net
     Other income in 2005 includes a $1.3 million gain on sale of marketable equity securities and a $700,000 reimbursement from our directors and officers liability insurer.
Tax Rate
     Our effective tax rate for continuing operations in 2005 was 42.4% resulting in a tax benefit of $4.5 million. For 2004 our effective tax rate was 45.7%, and the tax benefit was $1.9 million. See Note 9 to our consolidated financial statements.
Income (Loss) from Discontinued Operations
     The operations of our Canadian, United Kingdom and German ATM businesses, and our United States photocopy business and our software development business are shown as discontinued operations in our consolidated statements of operations.
     Our income from discontinued operations before income taxes for 2004 was $15.8 million, compared to a loss of $3.2 million for 2005. Pretax income from our United Kingdom ATM operations decreased by $12.2 million in 2005 as compared to 2004, and pretax income from our United States photocopy operations decreased by $5.7 million. Pretax income from our United Kingdom ATM operations decreased primarily due to a $5.7 million increase in interest expense, an $879,000 increase in cash losses due to theft and a $1.3 million increase in depreciation of equipment while net revenues only increased $1.9 million. The $5.7 million decrease in United States photocopy pretax income was almost entirely due to a decrease in volume and net revenues while expense remained almost constant between years. See Note 13 to our consolidated financial statements for additional information regarding our discontinued operations.

Net Income (Loss)
     For 2005 we had a net loss of $8.9 million, following net income of $7.9 million in 2004. The major factors contributing to this change were:
•	A $6.3 million increase in our operating loss from continuing operations caused primarily by the $5.2 million of abandoned acquisition costs.

•	A $12.9 million decrease in income from discontinued operations.
     These decreases in income were partially offset by a reduction in income tax expense. For 2005 our tax benefit for continuing and discontinued operations combined was $4.9 million. For 2004 our tax provision for continuing and discontinued operations combined was $3.8 million.
Liquidity and Capital Resources
General
     We incurred a net loss of $120.1 million in the year ended December 31, 2006. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006 we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy business and used $98.5 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining balance of principal plus accrued interest of $2.0 million. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. We have received a report from PricewaterhouseCoopers LLP regarding our consolidated financial statements for the year ended December 31, 2006, which included an explanatory paragraph stating that the consolidated financial statements were prepared assuming we will continue as a going concern. The report also stated that our uncertainty regarding our ability to meet our future obligations has raised substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
     Our principal ongoing funding requirements are for working capital to finance our operations, fund capital expenditures and fund any claims under agreements for sales of businesses in January 2007.
     During 2006, we generated $869,000 of cash from operating activities as compared to $13.5 million generated from operating activities in the same period in the prior year. The decrease in cash flows from operating activities was due primarily to the net loss, exclusive of impairment charges and other asset write-downs, of $24.0 million in 2006 compared to a net loss of $8.9 million in the prior year. We spent $7.0 million on equipment (mostly ATM equipment) during 2006. In the second quarter of 2006 we sold our United Kingdom photocopier subsidiary for $4.3 million cash. As discussed under “Syndicated Credit Facility” below, in June 2006 we established a new credit facility which we used to refinance our then-existing term loan and lines of credit with balances totaling $92.1 million. In 2006 we incurred debt financing costs requiring $3.0 million cash.
     In November 2006 we announced the implementation of a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. Subsequent to that announcement, we have sold operations that accounted for approximately 58% of our net sales in 2006. In connection with our restructuring plan and the sales of a substantial part of our operations, we have reduced our number of employees from 364 as of December 31, 2006 to 91 as of March 31, 2007, and we anticipate additional staff reductions during the second quarter of 2007.
     We had cash and cash equivalents of $4.8 million at December 31, 2006, compared to $9.7 million at December 31, 2005, and a net working capital deficit of $2.6 million at December 31, 2006 compared to a net working capital deficit of $89.2 million at December 31, 2005. The working capital deficits were principally caused by the classification of all of our debt facilities as current liabilities due to our loan covenant defaults. As of December 31, 2006, we classified all of the assets of the businesses sold in January 2007 as current assets, because the proceeds from those sales were required to be used to pay debt classified as a current liability. This debt was substantially repaid in January 2007. Subject to the matters discussed in the next two paragraphs, we believe that our liquidity and capital resources are adequate for our currently anticipated needs.
     In connection with the sales of our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy business in the United States in January 2007, we have made various representations and warranties and/or provided indemnities. Further, the sales prices may be subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors which have not yet been agreed upon. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing.
     We believe that as of December 31, 2006, the remaining cost of upgrading the ATMs we own to comply with new industry standards known as triple DES will be approximately $700,000. These costs will be capitalized and depreciated over the remaining life of each asset. As of December 31, 2006, approximately 76% of our owned ATMs in the United States were compliant with triple DES. We intend to complete the upgrade of our ATMs to comply with these new standards by December 31, 2007, and we expect to fund the upgrades with cash on hand and from our operations.
Syndicated Credit Facility
     In June 2006, we established a credit facility which we used to refinance our then-existing term loan and lines of credit. In connection with the repayment of our term loan and lines of credit, we recorded a loss on early extinguishment of debt of $3.5 million of which $372,000 is included in discontinued operations. This loss resulted from writing off costs of $2.6 million we had deferred in conjunction with that debt and payment of a prepayment penalty of $861,000 to our former lenders. The new facility consisted of three related agreements:
•	a $45.5 million credit agreement (the “First Lien Credit Agreement”) with GSO Origination Funding Partners LP (the “GSO Fund”), certain other lenders and Wells Fargo Foothill, Inc., serving as administrative agent, revolving lender, swing line lender and letter of credit issuer (“WFF”);

•	a $40 million second lien loan agreement with the GSO Fund, certain other lenders and WFF (the “Second Loan Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”); and

•	a £12.9 million (approximately $25.5 million based on exchange rates as of December 31, 2006) facility agreement between our wholly-owned subsidiary, TRM (ATM) Limited (“TRM (ATM) Ltd.”) and GSO Luxembourg Onshore Funding SarL (“GSO Lux”) as the original lender, facility agent and security agent (the “UK Facility Agreement”).
     The First Lien Credit Agreement consisted of a $30.5 million term loan facility and $15 million of revolving commitments. There was a letter of credit sublimit of $6.0 million under the revolving loan commitment. The Second Loan Agreement consisted of a $40 million term loan.
     Outstanding balances under the three agreements as of December 31, 2006 were as follows:

First Lien Credit Agreement including $6,511 borrowing on line of credit	$32,762
Second Loan Agreement	40,908
UK Facility Agreement	25,648

$99,318

     Prior to the restructuring discussed below, under the First Lien Credit Agreement, both the revolving loans and the term loan bore interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0% while, under the Second Loan Agreement, the term loan bore interest at LIBOR plus 7.0%. Interest on all loans was payable quarterly. Under the First Lien Credit Agreement, we were required to pay quarterly installments of principal of $65,000, with the remaining unpaid principal due at maturity. Under the Second Loan Agreement, we were required to pay the entire principal balance at maturity. The revolving and term loans under the First Lien Credit Agreement were scheduled to mature on June 6, 2011. The term loan under the Second Loan Agreement was scheduled to mature on June 6, 2012.
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
     The UK Facility Agreement consisted of a £12.9 million term loan. Prior to restructuring, discussed below, the loan bore interest at LIBOR plus 4.0% plus an amount intended to compensate GSO Lux for reserve requirements at the Bank of England or the European Central Bank with respect to the loan. The UK Facility Agreement contained affirmative and negative undertakings that restricted TRM (ATM) Ltd.’s activities, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The UK Facility Agreement also contained mandatory prepayment events and events of default relating to customary matters, including non-payment, cross defaults relating to other indebtedness and insolvency. Upon a default, GSO Lux could accelerate the maturity of the loan.
     Affirmative covenants in the Credit Agreements and the United Kingdom Facility Agreement included requirements to: achieve certain levels of earnings before interest, taxes, depreciation, amortization and certain other non cash expenses which we refer to as EBITDA; maintain certain financial ratios related to funded debt, total debt and fixed charge coverage to earnings before taxes, depreciation, amortization and non cash expenses; and limit capital expenditures.
     As of September 30, 2006, our financial performance caused us to not be in compliance with three of the covenants in the Credit Agreements and the UK Facility Agreement: the minimum amount of consolidated EBITDA (annualized), the consolidated leverage ratio and the consolidated fixed charge coverage ratio. Our lenders had the right to seek to accelerate the loan under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rate on the revolving line of credit under the First Lien Credit Agreement increased to LIBOR plus 6% (which is equal to the rate that would have applied under the First Lien Credit Agreement had the lenders declared a default); the interest rate under the UK Facility Agreement increased to LIBOR plus 6% (which is equal to the rate under the UK Facility Agreement that would have applied under a default). The increased interest cost is deferred and added to principal. In addition, the Second Loan Agreement was bifurcated to create a $15 million term loan (Term Loan A) with interest at LIBOR plus 9% and a $25 million term loan (Term Loan B) with interest at LIBOR plus 12%. Payment of the 2% increase in the interest on Term Loan A and all of the interest on Term Loan B is deferred and added to principal. The maturity dates of the loans under the First Lien Credit Agreement, Term Loan A and the loan under the UK Facility Agreement were changed to February 28, 2007. Term Loan B matures June 6, 2012. In addition, a payment of $10 million against the term loan under the First Lien Credit Agreement was due January 31, 2007. The financial covenants were modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non cash expenses which we refer to as adjusted EBITDA, adjusted monthly, and to limit capital expenditures. As of December 31, 2006, we were not in compliance with either of these covenants. On May 15, 2007, we received a waiver of the violations of our adjusted EBITDA covenant for the months ended December 31, 2006, January 31, 2007, February 28, 2007 and March 31, 2007. Our lenders have not taken any action with regard to our violation of the capital expenditure limits. We also granted warrants to the holders of Term Loan B to purchase 3.1 million shares of our common stock at a price equal to a 5% premium above the weighted average price of our common stock for the seven trading days following November 20, 2006. Based on that formula, the exercise price of the warrants was set at $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We have agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007. However, because we filed our Annual Report on Form 10-K for 2006 late and have not yet filed our Quarterly Report on Form 10-Q for the first quarter of 2007, we have not yet been able to file the registration statement. Because the present value of the cash flows under the terms of the revised debt instruments were less than 10% different than the present value of the remaining cash flows under the terms of the original instruments, we accounted for the restructuring of our loans as a modification of the previously outstanding debt. Accordingly, we charged to expense the legal fees we incurred and recorded the fair value of the warrants and loan fees as deferred financing costs.
     We estimated the total fair value of the warrants issued to the holders of Term Loan B to be $2.8 million using the Black-Scholes valuation model. We have recorded the fair value of the warrants and $1.0 million of loan fees incurred from our lenders in connection with the restructuring of our loans in November 2006 as additional deferred financing costs. These costs, together with $2.8 million of previously unamortized deferred financing costs associated with the credit facility established in June 2006, aggregate $6.6 million, which we are amortizing over the remaining terms of the related loans. Since most of the balance of the related debt is due in January and February 2007, the majority of the deferred financing costs are scheduled to be amortized over the period from November 20, 2006 through February 28, 2007, and $1.3 million of that cost has been amortized in expenses of discontinued operations from November 20, 2006 through December 31, 2006. In connection with the early payment of most of our debt in January 2007, substantially all of the remaining unamortized deferred financing costs will be charged to expense.
     The borrowings pursuant to the Credit Agreements and the UK Facility Agreement are collateralized by substantially all of our assets and the assets of our subsidiaries, and by a pledge of the stock of our United States subsidiaries and 65% of the stock of our foreign subsidiaries.
     Because we were uncertain whether we could comply with all of the terms of the restructured loans, we classified the entire balance of the loans as a current liability on our balance sheet as of December 31, 2006.
     During January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy business and used $98.5 million from the proceeds of those sales to make principal and interest payments under the Credit Agreements. These payments repaid all of our liability under the First Lien Credit Agreement, the UK Facility Agreement and Term Loan A under the Second Loan Agreement. Following these payments we have a remaining balance of principal and accrued interest of $2.0 million on Term Loan B.
     As discussed below, as of September 30, 2006 we entered into an amendment to our United States vault cash agreement to reset the minimum net worth covenant to $15 million. In January 2007 we entered into a further amendment which, among other changes, extended the facility for five years and reduced the facility size to $100 million. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default under the Credit Agreements, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. Therefore, the Trust’s debt is classified as a current liability and the vault cash is classified as a current asset on our consolidated balance sheet.
United States Vault Cash Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. As of December 31, 2006, we had access to $150 million of vault cash under the facility of which $73.7 million was being used. In January 2007 the facility was amended and extended, as discussed below.
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
     Operation of the facility. We obtain our vault cash under the facility pursuant to a Loan and Servicing Agreement. In accordance with that agreement, Autobahn raises funds by issuing asset-backed commercial paper. Autobahn then loans those funds to the Trust at an interest rate equal to the interest rate borne by the commercial paper plus 1.75% (1.35% after April 2007). The loaned funds are then deposited into an account from which, at the direction of TRM ATM acting as the servicer of the facility, they are disbursed to armored car carriers for transportation to our United States ATMs. The loaned funds are then available for withdrawal from the ATMs by the public. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay Autobahn.
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
     Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.75% (1.35% after April 2007) plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans. Interest for the year ended December 31, 2006 was $5.5 million.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of December 31, 2006. Autobahn’s annual return is equal to 1.75% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility. Autobahn’s fees for the year ended December 31, 2006 were $215,000.
     Risk of loss and insurance. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the minority equity investor and with Autobahn as the majority equity investor. TRM ATM serves only as an administrator or servicer of the Trust.
     We maintained letters of credit totaling $3.8 million, or 5.3% of loans outstanding on December 31, 2006, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.
United Kingdom Vault Cash Facility
     Before its sale in January 2007, our United Kingdom ATM business obtained vault cash under an agreement with a local bank. Vault cash obtained under the program remained the property of the bank, and was not included on our balance sheet.
Canadian Vault Cash Facility
     Before its sale in January 2007, our Canadian ATM business obtained vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As in our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remained the property of the bank, and was not included on our balance sheet.

Off-balance Sheet Arrangements
     We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Commitments and Obligations
     The following table summarizes our contractual commitments and obligations as of December 31, 2006 (in thousands):

	Payments due by period
Contractual obligations	Total	2007	2008-2009	2010-2011	After 2011
TRM Corporation and subsidiaries

Long-term debt	$125,312	$79,510	$9,058	$9,058	$27,686
Operating leases	3,321	1,304	1,558	286	173
Purchase obligations	14,375	5,000	9,375	—	—

Total TRM Corporation and subsidiaries	143,008	85,814	19,991	9,344	27,859
TRM Inventory Funding Trust note payable	99,254	5,190	10,380	10,380	73,304

Total contractual cash obligations	$242,262	$91,004	$30,371	$19,724	$101,163

     The long-term bank debt and TRM Inventory Funding Trust note payable are shown above in accordance with their contractual terms. However, because we believed it likely that our creditors would be able to demand payment of those debts during 2007, we classified them as current liabilities in our consolidated balance sheet. In January 2007 we paid all but $2.0 million of the long-term debt and accrued interest outstanding.
     The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of December 31, 2006. Purchase obligations consist of a master services agreement with eFunds, which involves payment totaling at least $5 million annually over an initial term expiring in November 2009.
Critical Accounting Policies and Estimates
     The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, sales, costs and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairments, depreciation, intangible assets, accounts receivable, inventories, and income taxes. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We have identified the following policies as critical to our business operations and to understanding the results of those operations.
     As of December 31, 2006, our assets include goodwill of $16.7 million and other intangible assets with a net carrying amount of $585,000. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Furthermore, SFAS 142 exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future.
     We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of the reporting unit to which the goodwill relates. We use discount rates corresponding to our cost of capital, risk adjusted as appropriate, to determine such discounted cash flows, and consider current and anticipated business trends, prospects, and other market and economic conditions when performing our evaluations. Such evaluations are performed at a minimum on an annual basis, or more frequently based on the occurrence of events that might indicate a potential impairment.
     We amortize finite-lived intangible assets over estimated useful lives of five to ten years. Acquired contracts, with a gross carrying amount of $1.1 million are being amortized over ten years, primarily on an accelerated basis intended to reflect the cash flow patterns and duration used in estimating the value of those contracts. A reduction in the estimated useful lives of our intangible assets would result in additional amortization expense on a prospective basis.
     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), long-lived assets such as equipment and purchased contract intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Whenever events or changes in circumstances indicate that our merchant contracts or equipment may be impaired, we evaluate the recoverability of the asset by measuring the related carrying amounts against the associated estimated undiscounted future cash flows. Should the sum of the expected future net cash flows be less than the carrying values of the tangible or intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible or intangible assets exceeded the calculated fair value.
     During 2006, we recorded impairment charges of $96.1 million which we discuss in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impairment Charges”.
     We have established valuation allowances to reduce our deferred tax assets to the amount that we believe we will realize. Because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts, during 2006 we have established valuation allowances that reduced the carrying value of our net deferred tax assets to zero. If we determine that we will realize deferred tax assets in the future, we will increase (decrease) net income (loss) in the period in which we make the determination.
New Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for us beginning in 2007. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this interpretation.
     In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, 157 “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The statement is effective for us beginning in 2008. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, this statement will have on our financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108. SAB 108 expresses SEC staff views regarding the processing by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to a company’s financial statements. SAB 108 is effective for us in 2006. Our adoption of the provisions of SAB 108 did not have any material impact on our results of operations, financial position or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates and, until the sale of substantially all of our foreign operations in January 2007, we were exposed to foreign currency exchange rate risk. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes. Since the sales of our United

Kingdom, German and substantially all of our Canadian ATM operations, we have no material further exposure to foreign currency exchange rate risk.
Interest Rate Risk
     We invest our cash in money market funds. The income earned from these money market funds is subject to changes in interest rates. Interest income was $197,000 for 2005 and $192,000 for 2006. A 10% change in interest rates earned would not have had a material effect on our net income.
     Interest on borrowings pursuant to our credit facility is at variable rates. As of December 31, 2006, the weighted average interest rate on our $92.8 million term loans was 13.52%, and the interest rate on the $6.5 million outstanding under our line of credit was 14.25%. If the interest rates on our borrowings under the syndicated loan facility as of December 31, 2006, increased by 1%, our interest cost would increase by $993,000 per year. In January 2007 we made repayments that reduced the balance of our borrowing under the syndicated loan facility to $2.0 million, substantially reducing our risk if interest rates increase.
     Under our United States vault cash facility, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $73.3 million at December 31, 2005 and $71.7 million at December 31, 2006 under this arrangement. The weighted average interest rate on these borrowings at December 31, 2006 was 7.14%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $5.3 million and $6.5 million for the years ended December 31, 2005 and 2006, respectively. If the interest rate for the Trust’s borrowings at December 31, 2006 increased by 1%, to a weighted average of 8.14%, our cost of sales would increase by $717,000 per year.
     As a result of the sale of our United Kingdom and substantially all of our Canadian ATM operations, we no longer maintain vault cash facilities in those countries and do not have further interest rate risk thereunder.
Foreign Currency Risk
     During 2006, and until the sale of substantially all of our foreign operations, we were subject to foreign currency exchange rate exposure. We realized sales from, and paid the expenses of our international operations in British pounds and Canadian dollars. Prior to the sales of our United Kingdom, German and Canadian ATM operations, we were subject to the risk of foreign exchange rate fluctuation. As a result of the sales of all of our foreign operations other than our Canadian photocopy business in January 2007, substantially all of our foreign exchange rate risk has been eliminated.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K commencing on page 37.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of TRM Corporation:
We have completed integrated audits of TRM Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TRM Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss for 2006 resulting in its inability to meet certain financial covenants of its financing agreement with GSO Origination Funding Partners LP and other lenders, and based on its projections the Company does not expect to meet the required financial covenants during 2007, which may render the debt callable by the lenders and trigger the cross-default provisions in TRM Funding Trust’s Loan and Servicing Agreement. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, because the Company did not maintain effective controls over a) the adequacy of segment disclosures, b) the impairment analysis of goodwill and long-lived assets, and c) the adequacy of its staffing in the United Kingdom, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:
Ineffective controls over the adequacy of segment disclosures. The Company did not maintain effective control over the adequacy of its segment disclosures. Specifically, the Company did not maintain effective controls to ensure that significant changes to reporting practices (including changes to information reviewed by the chief operating decision maker) were considered in the determination of appropriate operating segments in accordance with generally accepted accounting principles. This control deficiency resulted in adjustments to the segment disclosure, allocation of goodwill to reporting units and computation of goodwill impairment in the third quarter interim consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of goodwill and goodwill impairment expense and segment disclosure that would result in a material misstatement of annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
Ineffective controls over the impairment analysis of goodwill and long-lived assets. The Company did not maintain effective controls over the accounting for the impairment of goodwill and long-lived assets in accordance with generally accepted accounting principles. Specifically, the Company did not maintain effective controls to ensure that assumptions used in the analysis of the impairments of goodwill and long-lived assets were accurate and that such estimates were reviewed by appropriate levels of management. This control deficiency resulted in adjustments to the third quarter interim consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of goodwill, long-lived assets and impairment expense that would result in a material misstatement of annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
Inadequate staffing in the United Kingdom. The Company did not maintain a sufficient complement of personnel in the United Kingdom to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, the Company did not maintain personnel who provided the appropriate level of oversight over the financial reporting function and who had the appropriate level of accounting knowledge, experience and training in the application and implementation of generally accepted accounting principles in the United States. This arose primarily as a result of the decision during the fourth quarter of 2006 to sell the United Kingdom operations. This control deficiency resulted in audit adjustments to the Company’s 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of the Company’s United Kingdom accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that TRM Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, TRM Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
May 23, 2007

TRM Corporation
Consolidated Balance Sheets
(In thousands)

	December 31,	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$9,708	$4,784
Accounts receivable, net	13,231	4,328
Income taxes receivable	211	215
Inventories	1,930	674
Prepaid expenses and other	3,610	1,579
Deferred financing costs	—	5,270
Deferred tax asset	1,036	—
Restricted cash — TRM Inventory Funding Trust	74,962	73,701
Assets held for sale	—	106,081

Total current assets	104,688	196,632
Equipment, less accumulated depreciation and amortization	71,709	11,646
Deferred tax asset	1,631	—
Goodwill	118,875	16,748
Intangible assets, less accumulated amortization	43,044	585
Other assets	1,835	833

Total assets	$341,782	$226,444

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,218	$5,988
Income taxes payable	—	67
Accrued expenses	14,940	8,744
Term loans and line of credit	91,605	99,318
TRM Inventory Funding Trust note payable	73,269	71,697
Current portion of obligations under capital leases	828	—
Liabilities related to assets held for sale	—	13,437

Total current liabilities	193,860	199,251

Obligations under capital leases	686	—
Deferred tax liability	5,430	—
Other long-term liabilities	380	—

Total liabilities	200,356	199,251

Minority interest	1,500	1,500

Commitments and contingencies (notes 12 and 17)

Shareholders’ equity:
Common stock, no par value - 50,000 shares authorized; 17,126 shares issued and outstanding (16,871 at December 31, 2005)	131,545	135,595
Additional paid-in capital	63	63
Accumulated other comprehensive income (loss):
Accumulated foreign currency translation adjustment	2,958	4,692
Other	(74)	—
Retained earnings (accumulated deficit)	5,434	(114,657)

Total shareholders’ equity	139,926	25,693

Total liabilities and shareholders’ equity	$341,782	$226,444

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
Years ended December 31, 2004, 2005 and 2006
(In thousands, except per share data)

	2004	2005	2006
Sales	$36,882	$130,268	$111,745
Less discounts	13,786	77,463	66,260

Net sales	23,096	52,805	45,485
Cost of sales:
Cost of vault cash	1,720	5,319	6,482
Other	9,525	19,652	19,837

Gross profit	11,851	27,834	19,166
Selling, general and administrative expense (including non-cash stock compensation of $31 in 2005 and $1,051 in 2006)	15,595	32,533	31,287
Impairment charges (note 16):
Goodwill	—	—	20,392
Other intangible assets	—	—	22,918
Equipment	—	—	2,743
Abandoned acquisition costs	—	5,211	—
Equipment write-offs	—	90	583

Operating loss	(3,744)	(10,000)	(58,757)
Interest expense and amortization of debt issuance costs	237	1,861	1
Loss on early extinguishment of debt	—	513	3,105
Other expense (income), net	77	(1,781)	(159)

Loss from continuing operations before income taxes	(4,058)	(10,593)	(61,704)
Benefit from income taxes (note 9)	(1,855)	(4,493)	(5,194)

Loss from continuing operations	(2,203)	(6,100)	(56,510)
Discontinued operations:
Income (loss) from operations	15,761	(3,180)	(63,004)
Provision (benefit) for income taxes	5,630	(409)	577

Income (loss) from discontinued operations	10,131	(2,771)	(63,581)

Net income (loss)	$7,928	$(8,871)	$(120,091)

Basic and diluted per share information:
Loss from continuing operations	$(2,203)	$(6,100)	$(56,510)
Preferred stock dividends	(1,329)	(147)	—
Income allocated to Series A preferred shareholders	(920)	—	—
Excess of cash paid over carrying value of preferred stock redeemed	(48)	—	—

Net income (loss) from continuing operations available to common shareholders	$(4,500)	$(6,247)	$(56,510)

Weighted average common shares outstanding	9,221	14,542	17,034
Basic and diluted income (loss) per share:
Continuing operations	$(.49)	$(.43)	$(3.32)
Discontinued operations	1.10	(.19)	(3.73)

Net income (loss)	$.61	$(.62)	$(7.05)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
Years ended December 31, 2004, 2005 and 2006
(In thousands)

							Accumulated
						Additional	other
	Comprehensive	Preferred		Common		paid-in	comprehensive	Retained
	income (loss)	Shares	Amounts	Shares	Amounts	capital	income (loss)	earnings	Total

Balances, December 31, 2003		1,778	$19,798	7,060	$19,026	$63	$2,088	$7,901	$48,876
Comprehensive income:
Net income	$7,928	—	—	—	—	—	—	7,928	7,928
Other comprehensive income:
Foreign currency translation adjustment	2,386	—	—	—	—	—	2,386	—	2,386
Other	28	—	—	—	—	—	28	—	28

Comprehensive income	$10,342

Issuance of common stock, net		—	—	5,175	52,535	—	—	—	52,535
Conversion of Series A preferred stock		(318)	(3,545)	238	3,545	—	—	—	—
Exercise of stock options		—	—	666	4,356	—	—	—	4,356
Tax benefit of options exercised		—	—	—	1,613	—	—	—	1,613
Preferred stock dividends		—	—	—	—	—	—	(1,329)	(1,329)
Redemption of Series A preferred stock		(416)	(4,633)	—	—	—	—	(48)	(4,681)

Balances, December 31, 2004		1,044	11,620	13,139	81,075	63	4,502	14,452	111,712
Comprehensive loss:
Net loss	$(8,871)	—	—	—	—	—	—	(8,871)	(8,871)
Other comprehensive loss:
Foreign currency translation adjustment	(1,516)	—	—	—	—	—	(1,516)	—	(1,516)
Other	(102)	—	—	—	—	—	(102)	—	(102)

Comprehensive loss	$(10,489)

Conversion of Series A preferred stock		(1,044)	(11,620)	783	11,620	—	—	—	—
Exercise of stock options		—	—	117	307	—	—	—	307
Tax benefit of options exercised		—	—	—	242	—	—	—	242
Issuance of common stock, net		—	—	2,778	38,233	—	—	—	38,233
Exercise of warrants		—	—	54	37	—	—	—	37
Preferred stock dividends		—	—	—	—	—	—	(147)	(147)
Restricted stock expense		—	—	—	31	—	—	—	31

Balances, December 31, 2005		—	—	16,871	131,545	63	2,884	5,434	139,926
Comprehensive loss:
Net loss	$(120,091)	—	—	—	—	—	—	(120,091)	(120,091)
Other comprehensive loss:
Foreign currency translation adjustment:
Recognized in income	(1,538)	—	—	—	—	—	(1,538)	—	(1,538)
Current period adjustment	3,272	—	—	—	—	—	3,272	—	3,272
Other	74	—	—	—	—	—	74	—	74

Comprehensive loss	$(118,283)

Exercise of stock options		—	—	235	91	—	—	—	91
Stock option expense		—	—	—	800	—	—	—	800
Restricted stock expense		—	—	—	339	—	—	—	339
Restricted shares vested		—	—	20	—	—	—	—	—
Issuance of warrants in conjunction with debt modification		—	—	—	2,820	—	—	—	2,820

Balances, December 31, 2006		—	$—	17,126	$135,595	$63	$4,692	$(114,657)	$25,693

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2005 and 2006
(In thousands)

	2004	2005	2006
Operating activities:
Net income (loss)	$7,928	$(8,871)	$(120,091)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charges and asset write downs	—	—	96,062
Depreciation and amortization	10,717	21,441	19,965
Loss on disposal of equipment	488	2,006	1,182
Non-cash stock compensation	—	—	1,139
Gain on sale of investment in equity security	—	(1,312)	—
Provision for doubtful accounts	31	1,832	912
Loss on early extinguishment of debt	—	—	2,560
Gain on sale of discontinued operations	—	—	(362)
Cumulative foreign currency translation adjustment recognized in income	—	—	(1,538)
Changes in items affecting operations, net of effects of business acquisitions and dispositions:
Accounts receivable	(3,662)	(764)	4,840
Inventories	(4,159)	5,095	1,723
Income taxes receivable	(115)	(96)	(4)
Prepaid expenses and other	(3,453)	(134)	617
Accounts payable	10,122	(6,760)	601
Income taxes payable	—	—	67
Accrued expenses	1,671	6,282	(1,960)
Deferred income taxes	4,000	(5,222)	(4,844)

Total operating activities	23,568	13,497	869

Investing activities:
Proceeds from sale of equipment	100	74	45
Capital expenditures	(11,371)	(15,116)	(7,023)
Proceeds from sale of discontinued operations	—	—	4,280
Proceeds from sale of investment in equity security	—	9,583	—
Acquisition of intangible and other assets	(10,487)	(1,192)	(862)
Acquisition of businesses, net of cash acquired	(162,699)	—	—

Total investing activities	(184,457)	(6,651)	(3,560)

Financing activities:
Borrowings on notes payable	135,325	26,543	119,148
Repayment of notes payable	(15,713)	(64,714)	(114,079)
Debt financing costs	(3,378)	(833)	(2,972)
Principal payments on capital lease obligations	(2,351)	(2,093)	(700)
Change in restricted cash	(46,608)	585	1,261
Proceeds from issuance of TRM Inventory Funding Trust note payable, net of repayments	46,650	(836)	(1,572)
Net proceeds from sale of common stock	52,535	38,233	—
Proceeds from exercise of stock options and warrants	4,356	344	91
Redemption of Series A preferred stock	(4,681)	—	—
Preferred stock dividends	(5,611)	(367)	—
Other	176	(87)	(19)

Total financing activities	160,700	(3,225)	1,158

Effect of exchange rate changes	41	511	(89)

Net increase (decrease) in cash and cash equivalents	(148)	4,132	(1,622)
Beginning cash and cash equivalents	5,724	5,576	9,708

Ending cash and cash equivalents, including $3,302 classified as assets held for sale at December 31, 2006	$5,576	$9,708	$8,086

Supplemental cash flow information:
Non-cash transactions:
Assets acquired under capital lease obligation	$827	$—	$—
Conversion of Series A preferred stock to common	3,545	11,620	—
Issuance of warrants in conjunction with debt modification	—	—	2,820
Payments:
Cash paid for interest	713	10,271	9,312
Cash paid for income taxes (net of refunds)	198	522	1
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1.	Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
     TRM Corporation (“we” or “TRM”) delivers convenience services to consumers in retail environments. We currently deliver self-service cash delivery and account balance inquiry through ATM machines and photocopy services.
     As of December 2006 we offered our services in retail locations in the United States, the United Kingdom, Germany and Canada. We provide the equipment, maintenance, supplies and point of sale materials required for each of our installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by our offerings.
     In June 2006 we sold our United Kingdom photocopy business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. The results of the businesses we have sold are reflected as discontinued operations in our consolidated statement of operations. Our remaining businesses operate ATMs in the United States and photocopiers in Canada. During 2006 our United States ATM networks had an average of 12,378 transacting ATMs and our Canadian photocopy network had an average of 2,751 photocopiers.
     During the fourth quarter of 2004, we decided to discontinue efforts in the software development segment of our business. In December 2004, the last employee of this segment was terminated and we negotiated the termination of its office lease and accrued a related termination payment. Therefore, results of the software development segment have been reflected as discontinued operations in 2004.
     We incurred a net loss of $120.1 million in the year ended December 31, 2006. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006, we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy business and used $98.5 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining balance of principal plus accrued interest of $2.0 million. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
     In connection with the sales of our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy business in the United States in January 2007, we have made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices may be subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors which have not yet been agreed upon. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing.
     In November 2006 we announced the implementation of a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. Subsequent to that announcement, we have sold operations that accounted for approximately 58% of our net sales in 2006. In connection with our restructuring plan and the sales of a substantial part of our operations, we have reduced our number of employees from 364 as of December 31, 2006 to 91 as of March 31, 2007, and we anticipate additional staff reductions during the second quarter of 2007.

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
     Principles of Consolidation
     The consolidated financial statements include the accounts of TRM, its subsidiaries and TRM Inventory Funding Trust (see Note 4). Our subsidiaries at December 31, 2006 included TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, TRM ATM Corporation, Access Cash International LLC, TRM ATM (U.K.) Limited, TRM ATM Deutschland GmbH, S-3 Corporation and Strategic Software Solutions Limited. We sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, in June 2006. The results of that subsidiary’s operations are included in our consolidated financial statements only through the date of sale. Effective December 31, 2003, we adopted the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and, accordingly, consolidate the accounts of TRM Inventory Funding Trust in our consolidated financial statements.
     All significant intercompany transactions and accounts are eliminated. During 2006 we had subsidiaries operating in Canada, the United Kingdom and Germany, whose functional currencies are the Canadian dollar, British pound and Euro. Assets and liabilities of foreign operations are translated into United States dollars at current exchange rates. Revenue and expense accounts are translated into United States dollars at average rates of exchange prevailing during the periods. Adjustments resulting from translating foreign functional currency financial statements into United States dollars are recorded directly to a separate component of shareholders’ equity.
     Fair Value of Financial Instruments
     Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments. Fair value approximates the carrying value of our borrowings under our variable-rate long-term debt, based upon interest rates available for the same or similar instruments.
     Cash and Cash Equivalents
     We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.
     Restricted Cash
     Cash owned by TRM Inventory Funding Trust and held in our United States ATM network is considered to be restricted cash because the cash is only available for use in our ATM network and is not otherwise available for our use. However, as described in Note 4, because of a potential default under the Loan and Servicing Agreement, the Trust’s debt is classified as a current liability and the Trust’s cash is classified as a current asset in our consolidated balance sheet.
     Revenue Recognition and Accounts Receivable
     A portion or all, depending upon the arrangement with the retail business, of each ATM surcharge and each copy sale is retained by the retail business. We receive daily reports of ATM transactions electronically from our ATM network processors. On a monthly basis, the ATM transaction data is used to calculate the retailer’s applicable discount, which is generally dependent upon transaction volumes, and we generally remit the discount directly to the retailer’s bank account through electronic funds transfer. We recognize ATM revenue based on the actual monthly transactions reported by the ATM processing network. We invoice each photocopy retailer monthly based on usage at the program price less the applicable discount (the amount retained by the retailer). Total sales activity and discount amounts are reported separately in the consolidated statements of operations to arrive at net sales.
     Accounts receivable are shown net of allowance for doubtful accounts of $1.7 million and $468,000 at December 31, 2005 and 2006, respectively.

     Inventories
     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.
     Long-Lived Assets
     We account for long-lived assets, primarily equipment and amortizable intangible assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Whenever events or changes in circumstances indicate that our merchant contracts or equipment may be impaired, we evaluate the recoverability of the asset by measuring the related carrying amounts against the associated estimated undiscounted future cash flows. Should the sum of the expected future net cash flows be less than the carrying values of the tangible or intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible or intangible assets exceeded the calculated fair value.
     Equipment
     Konica model 2223 and 2230 photocopy machines are depreciated using the units-of-production method with an estimated useful life of 500,000 copy transactions per photocopy machine with no provision for salvage value. A minimum depreciation charge of 4.9% of the Konica model 2230 and 9.8% of the model 2223 photocopier cost is taken annually. We believe the units-of-production method provides proper matching of revenues and expenses because revenue is based on copy volume for photocopiers, which varies by machine depending upon market conditions, customer location and time of year. Under this method, photocopy equipment is stated at cost, including the related costs to prepare and install such equipment at customer locations, less accumulated depreciation, and is depreciated beginning in the first month the equipment produces revenue generating transactions. Annually, we review the minimum standards that have been established for the units of production depreciation method of our Konica copier estate. The review is to ensure that the remaining useful life of the Konica copier estate equals or exceeds the remaining depreciable life of the copiers. In January 2005 we updated our estimates relative to depreciation, and we increased the minimum number of copies over which each Konica model 2230 and 2223 copier is to be depreciated to 24,600 copies per year from 12,500. In October 2005 we again revised our estimates and increased the minimum number of copies over which each of the Konica model 2223 copiers is to be depreciated to 49,200 copies per year. We did not make any further changes to the minimum number of copies in 2006.
     Equipment is recorded at cost plus amounts required to place equipment in service. Depreciation begins when the asset is placed in service. ATMs, furniture and fixtures, computer equipment, and vehicles are generally depreciated using the straight-line method over the estimated remaining useful lives of the related assets. Photocopiers from manufacturers other than Konica are depreciated using the straight-line method. Estimated useful lives are as follows:

Konica analog photocopiers	500,000 photocopies per machine
Non-Konica analog photocopiers	10 years
Toshiba digital photocopiers	8 years
ATMs	3-10 years
Oracle ERP system	7 years
Computer equipment	2-5 years
Furniture and fixtures	5-7 years
Vehicles	5 years
     Goodwill
     As of December 31, 2006, we have goodwill with a carrying amount of $16.7 million. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. An impairment loss is recognized for the difference between the carrying value of the goodwill and its computed fair value.
     Investment in marketable equity securities
     Our investment in a marketable equity security was classified as available-for-sale and was reported in other assets as of December 31, 2004 at a fair value of $8.3 million. Unrealized gains and losses were excluded from earnings and reported in other comprehensive income (loss). During 2005 we sold this security for $9.6 million and realized a gain of $1.3 million.

     Other expense (income), net
     Other expense (income), net for 2005 includes a $1.3 million gain on the sale of marketable equity securities, a $700,000 settlement from our directors’ and officers’ liability insurer and $197,000 of interest income. These amounts were partially offset by $233,000 in foreign exchange losses.
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
     Stock-Based Compensation
     Prior to 2006 we applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for stock-based compensation plans. Accordingly, we recognized no compensation expense for our stock-based compensation plans in the accompanying consolidated statements of operations for 2004 and 2005.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using APB No. 25, and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R became effective for our first quarter beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that had not vested by the adoption date. We have adopted SFAS 123R effective January 1, 2006 on a prospective basis using the modified prospective transition method. SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest. We have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Because the majority of our previously granted stock options had vested prior to the end of 2005 and only 65,000 options were issued during 2006, the effect of adopting SFAS 123R on our results of operations, loss per share and cash flow for 2006 was not material.
     The following table illustrates the effect on net income (loss) and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” during 2004 and 2005 (in thousands, except per share data):

	2004	2005
Net income (loss), as reported	$7,928	$(8,871)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,157)	(1,484)

Pro forma net income (loss)	$6,771	$(10,355)

Basic and diluted net income (loss) per share:
As reported	$.61	$(.62)
Pro forma	.50	(.72)

          Net Income (Loss) Per Share
          In March 2004, the Financial Accounting Standards Board (“FASB”) approved Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-6 requires the use of the two-class method for the computation of basic earnings per share for companies that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. EITF 03-6 became effective for reporting periods beginning after March 31, 2004. Our Series A preferred stock qualified as a participating security under EITF 03-6.
          Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if convertible preferred shares outstanding at the beginning of each year were converted at those dates with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. All outstanding options, warrants and outstanding shares of preferred stock were excluded from the calculation of diluted earnings per share for 2004, 2005 and 2006 because their inclusion would have been antidilutive.
          Use of Estimates
     The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, sales, costs and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairments, depreciation, intangible assets, accounts receivable, inventories, and income taxes. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          New Accounting Standards
          In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for us beginning in 2007. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this interpretation.
          In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The statement is effective for us beginning in 2008. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, this statement will have on our financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to a company’s financial statements. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. Our adoption of the provisions of SAB 108 did not have any material impact on our results of operations, financial position or cash flows.
          Financial Statement Reclassifications
          Certain financial statement reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no impact on total assets, total liabilities, shareholders’ equity or net income (loss). As discussed in note 13 we have reclassified the results of operations of our United Kingdom and United States photocopier operations and our Canadian, United Kingdom and German ATM operations to discontinued operations for all periods presented. In our consolidated statements of cash flows for 2004 and 2005, to be consistent with our presentation for 2006, we have combined borrowings on our line of credit with borrowings on term notes and repayment of our line of credit with repayment of term notes.
2.	Inventories (in thousands)

	December 31,
	2005	2006
Parts	$1,239	$597
ATM machines held for sale	654	69
Paper, toner and developer	37	8

	$1,930	$674

3.	Equipment
          Equipment (in thousands):

	December 31,
	2005	2006
Konica analog photocopiers	$50,120	$5,888
Non-Konica analog photocopiers	9,233	883
Toshiba digital photocopiers	5,314	—
ATMs	49,547	11,267
Furniture and fixtures	2,767	1,302
Computer equipment	7,994	7,116
Vehicles	200	5

	125,175	26,461
Accumulated depreciation and amortization	(53,466)	(14,815)

	$71,709	$11,646

Depreciation of equipment included in continuing operations for 2004, 2005 and 2006 was $2,035,000, $3,023,000, and $3,569,000, respectively. See Note 16 regarding impairment of equipment in our United States and Canadian photocopier operations.
4.	Vault Cash
          On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as Administrator. By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created. Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $15,000 as of December 31, 2006), and with Autobahn Funding Company LLC (“Lender” and equity investor in the amount of $1,485,000 as of December 31, 2006), rather than with Servicer, which merely serves as an administrator and servicer of the Trust. Autobahn Funding Company LLC is related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (“DZ Bank”) and is independent of the Servicer and us. The purpose of the Trust is to provide cash to be placed in our United States ATM machines (“vault cash”), by accessing commercial paper markets.
          The Trust borrows from and makes repayments to the Lender and makes other payments pursuant to a Loan and Servicing Agreement, and engages the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement. Borrowings from the Lender are collateralized by the assets of the Trust, principally the vault cash. The Lender issues asset-backed commercial paper notes to fund the loans to the Trust. Interest on the Trust’s borrowings from the Lender, which are evidenced by a note, is at a rate equal to

1.75% plus the interest rate of the commercial paper notes that the Lender issues to fund the loans to the Trust. The Trust also pays to the Lender an amount equal to the Lender’s equity investment in the Trust times 1.75% plus the yield rate of the commercial paper notes outstanding. The Loan and Servicing Agreement contains covenants applicable to us, including a minimum tangible net worth requirement. We entered into an amendment to that agreement effective September 30, 2006, which reset the minimum net worth covenant to $15 million. In January 2007 we entered into a further amendment which, among other changes, extended the facility for five years and reduced the facility size to $100 million. A liquidity agreement with DZ Bank ensures that the Trust continues to have funds available for the term of the agreement.
          When the vault cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at the ATMs. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Lender. We maintain letters of credit totaling $3,800,000 at December 31, 2006 to guarantee the performance of the Servicer. Subcontractors maintain insurance on behalf of the Trust to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM machines and to the vault or bank storage facilities.
          Because we are the primary beneficiary of the Trust, the accounts of the Trust have been included in our consolidated financial statements. The Trust’s vault cash, amounting to $73,701,000 at December 31, 2006 ($74,962,000 at December 31, 2005) is reported as restricted cash in the accompanying consolidated balance sheet, and the balance of the Trust’s note payable to the Lender, which totaled $71,697,000 at December 31, 2006 ($73,269,000 at December 31, 2005), is reported as a liability. The Loan and Servicing Agreement matures in 2012. However, as discussed further in Notes 1 and 8 we are uncertain whether we can comply with all of the terms of our primary financing agreement. Since the lender has asserted that there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the terms of our financing agreement we may be in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. Therefore, the Trust’s debt is classified as a current liability and the vault cash is classified as a current asset.
          The expenses of the Trust, which are primarily interest and fees related to the Trust’s borrowings and bank charges, were $1,720,000 in 2004, $5,830,000 in 2005, and $6,711,000 in 2006 and are included in cost of sales in our consolidated statements of operations.
          The Lender issues commercial paper notes with maturities of not more than 270 days. At December 31, 2006, the outstanding commercial paper had maturities ranging from 5 to 47 days. Interest rates on the outstanding commercial paper notes ranged from 2.3% to 4.4% during 2005 and from 4.3% to 5.4% during 2006.
     Selected information on the Trust’s borrowings for the years ended December 31, 2005 and 2006 is as follows:

	2005	2006
Maximum amount outstanding at any month end	$100.0 million	$89.5 million
Average outstanding during the year	$ 83.8 million	$79.3 million
Weighted average interest rate at year end	6.09%	7.14%
Weighted average interest rate during the year	5.10%	6.81%
          Before its sale in January 2007, our United Kingdom ATM business obtained vault cash under an agreement with a local bank. Vault cash obtained under the program remained the property of the bank.
          Before its sale in January 2007, our Canadian ATM business obtained vault cash under an agreement with an armored car carrier that has a corresponding agreement with a local bank. As in our United Kingdom vault cash arrangement, the vault cash obtained under the Canadian program remained the property of the bank.
5.	Business Acquisitions
          During 2004, our ATM segments acquired three ATM businesses and an additional portfolio of 350 ATM contracts.
          In a cash transaction effective March 31, 2004, our United Kingdom ATM subsidiary acquired all of the outstanding shares of Inkas Financial Corp. Ltd. (“Inkas”), an independent ATM company, for £3,783,000 (approximately $6.0 million). The acquisition was accounted for as a purchase. The results of operations of Inkas are included as part of discontinued operations in our consolidated results of operations starting in the second quarter of 2004.

          The purchase price was allocated as follows (in thousands):

Cash	$100
Accounts receivable	211
Inventories	239
Prepaid expenses	18
Equipment	322
Intangible asset — contract rights	6,943
Goodwill	2,001
Other assets	104
Current liabilities	(1,126)
Deferred tax liability	(2,001)

Total	$6,811

          Contract rights acquired were being amortized over their estimated useful lives of ten years.
          In June 2004 our Canadian ATM business acquired all of the outstanding shares of Mighty Cash Financial Services, Inc. (“Mighty Cash”), a Canadian corporation with a network of 72 ATM locations comprised primarily of ATMs owned by merchants who signed contracts with Mighty Cash to provide processing and management services. The purchase price of approximately $604,000 was paid in cash and deferred payments and allocated primarily to contract rights. The results of operations of Mighty Cash are included as part of discontinued operations in our consolidated results of operations starting in the second quarter of 2004.
          On November 19, 2004, we acquired substantially all of the assets constituting eFunds Corporation’s business of operating ATMs in the United States and Canada for cash. This acquisition included approximately 15,700 ATM contracts, significantly increasing our ATM portfolios in both the United States and Canada. The purchase price was $150 million (of which $120 million was funded by a term loan) plus direct acquisition costs plus vault cash of $47.2 million.
          In connection with the purchase agreement we also entered into a five-year agreement pursuant to which eFunds is to provide ongoing services to us. The agreement requires us to purchase services aggregating at least $5 million per year from eFunds.
          The results of operations of the former eFunds ATM business are included in our consolidated results of operations starting in November 2004. The results of the Canadian operations are included in discontinued operations.
          The purchase price was allocated as follows (in thousands):

Accounts receivable	$3,560
Inventory	895
Prepaid expenses	16
Equipment	5,024
Restricted cash	47,160
Intangible assets:
Contract rights	32,700
Services agreement	2,700
Noncompete agreement	2,000
Goodwill	116,217
Accounts payable	(6,870)
Accrued liabilities	(734)

Total	$202,668

          The contract rights, services agreement and noncompete agreement are being amortized to selling, general and administrative expense over estimated useful lives of ten, seven and five years, respectively. Contract rights are amortized on an accelerated basis intended to reflect the cash flow patterns and duration used in estimating the value of the acquired contracts. The services and noncompete agreements are amortized on a straight-line basis. We expected the acquisition to enhance our presence in the marketplace by significantly increasing our market share, enhancing the geographical distribution of our operations, and enabling us to increase our productivity. These factors contributed to establishing the purchase price, which resulted in the recognition of a significant amount of goodwill. All of the goodwill, other than approximately $3.7 million (25% of the goodwill allocated to the Canadian operations), is expected to be deductible for income tax purposes. Goodwill is not subject to amortization for financial reporting purposes. All of the intangible assets acquired are reviewed for impairment at least annually. See Note 16 regarding impairment charges in 2006.
          The following table reflects the unaudited pro forma combined results of TRM, Inkas, Mighty Cash and eFunds’ ATM business for 2004 as if the acquisitions had taken place at the beginning 2004. The unaudited results of eFunds’ ATM business included in the pro forma information below for the period January 1 — November 19, 2004 has been derived from financial statements of this business for the nine months ended September 30, 2004. The pro forma information includes adjustments for the amortization of the contract rights, decreased interest income and the tax effect of these adjustments. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

2004
Unaudited
Net sales (in thousands)	$61,791
Net income (in thousands)	2,017
Basic and diluted net income per share	.06
          On July 8, 2004, we acquired a portfolio of approximately 350 ATM contracts in the United Kingdom. These contracts were for merchant-filled ATMs. The purchase price of £1.9 million (approximately $3.5 million) was paid in cash and allocated primarily to contract rights.
6. Goodwill and Intangible Assets
          Goodwill:
          Activity in our goodwill accounts during 2005 and 2006 by segment was as follows (in thousands):

		United		United
		States	Canada	Kingdom
	ATM	ATM	ATM	ATM	Total
Balance December 31, 2004	$118,444				$118,444
Effect of exchange rate changes	431				431

Balance December 31, 2005	118,875				118,875
Effect of exchange rate changes	834				834
Reallocation of goodwill(see Note 15)	(119,709)	$37,140	$9,513	$73,056	—
Impairment (see Note 16)		(20,392)	(5,835)	(17,516)	(43,743)
Effect of exchange rate changes			(309)	97	(212)
Reclassification to assets held for sale (see Note 13)			(3,369)	(55,637)	(59,006)

Balance December 31, 2006	$—	$16,748	$—	$—	$16,748

          Intangible assets (in thousands):

	December 31, 2005			December 31, 2006
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Subject to amortization:
Acquired contracts	$44,717	$(8,871)	$35,846	$1,093	$(696)	$397
Other	9,917	(2,792)	7,125	1,579	(1,465)	114

	54,634	(11,663)	42,971	2,672	(2,161)	511
Not subject to amortization	73	—	73	74	—	74

	$54,707	$(11,663)	$43,044	$2,746	$(2,161)	$585

          Amortization of intangible and other assets, which is included in selling, general and administrative expense in continuing operations, was $1,231,000, $6,504,000 and $4,322,000 for 2004, 2005 and 2006, respectively. Estimated amortization expense for the next five years for intangible and other assets held at December 31, 2006 is: 2007 — $379,000; 2008 — $257,000; 2009 — $249,000; 2010 - $247,000; and 2011 — $84,000.

7.	Accrued Expenses (in thousands)

	December 31,
	2005	2006
Accrued payroll expenses	$2,272	$1,613
Interest payable	220	883
ATM maintenance and other expenses	1,711	973
Abandoned acquisition costs	3,827	—
Other accrued expenses	6,910	5,275

	$14,940	$8,744

8.	Term Loans and Line of Credit (in thousands):

	December 31,	December 31,
	2005	2006
Term loans	$82,182	$92,808
Lines of credit	9,394	6,510
Other	29	—

Total	$91,605	$99,318

          The weighted average interest rate on the term loans as of December 31, 2006 was 13.52%, and the interest rate on borrowings under the line of credit was 14.25%. As of December 31, 2005, the weighted average interest rate on the term loan was 8.39%, and the weighted average interest rate on borrowings under our domestic and foreign lines of credit was 8.2%.
          In June 2006, we established a credit facility which we used to refinance our then-existing term loan and lines of credit. In connection with the repayment of our term loan and lines of credit, we recorded a loss on early extinguishment of debt of $3.5 million of which $372,000 is included in discontinued operations. This loss resulted from writing off costs of $2.6 million we had deferred in conjunction with that debt and payment of a prepayment penalty of $860,000 to our former lenders. The new facility consisted of three related agreements:
•	a $45.5 million credit agreement (the “First Lien Credit Agreement”) with GSO Origination Funding Partners LP (the “GSO Fund”), certain other lenders and Wells Fargo Foothill, Inc., serving as administrative agent, revolving lender, swing line lender and letter of credit issuer (“WFF”);

•	a $40 million second lien loan agreement with the GSO Fund, certain other lenders and WFF (the “Second Loan Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”); and

•	a £12.9 million (approximately $25.5 million based on exchange rates as of December 31, 2006) facility agreement between our wholly-owned subsidiary, TRM (ATM) Limited (“TRM (ATM) Ltd.”) and GSO Luxembourg Onshore Funding SarL (“GSO Lux”) as the original lender, facility agent and security agent (the “UK Facility Agreement”).
          The First Lien Credit Agreement consisted of a $30.5 million term loan facility and $15 million of revolving commitments. There was a letter of credit sublimit of $6.0 million under the revolving loan commitment. The Second Loan Agreement consisted of a $40 million term loan.
          Outstanding balances under the three agreements as of December 31, 2006 were as follows (in thousands):

First Lien Credit Agreement including $6,510 borrowing on line of credit	$32,762
Second Loan Agreement	40,908
UK Facility Agreement	25,648

$99,318

          Prior to the restructuring discussed below, under the First Lien Credit Agreement, both the revolving loans and the term loan bore interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0% while, under the Second Loan Agreement, the term loan bore interest at LIBOR plus 7.0%. Interest on all loans was payable quarterly. Under the First Lien Credit Agreement, we were required to pay quarterly installments of principal of $65,000, with the remaining unpaid principal due at maturity. Under the Second Loan Agreement, we were required to pay the entire principal balance at maturity. The revolving and term loans under the First Lien Credit Agreement were scheduled to mature on June 6, 2011. The term loan under the Second Loan Agreement was scheduled to mature on June 6, 2012.
          The Credit Agreements contain affirmative and negative covenants that restricted our activities and those of our subsidiaries, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The Credit Agreements also contain mandatory prepayment events and events of default relating to customary matters, including payment and covenant defaults, cross defaults relating to other indebtedness, insolvency, loss of access to cash to service at least 80% of our ATM machines at the present level and loss of material contracts. Upon a default, WFF could, at the request of, or may, with the consent of the required lenders, accelerate the maturity of the loans and/or exercise remedies available to it and the lenders. Under the First Lien Credit Agreement, WFF could also terminate both the commitment of each lender to make loans under the revolving loan portion of the facility and WFF’s obligation to issue letters of credit, and could require us and the other borrowers to provide cash collateral as security for any outstanding letters of credit.
          The UK Facility Agreement consisted of a £12.9 million term loan. Prior to restructuring, discussed below, the loan bore interest at LIBOR plus 4.0% plus an amount intended to compensate GSO Lux for reserve requirements at the Bank of England or the European Central Bank with respect to the loan. The UK Facility Agreement contained affirmative and negative undertakings that restricted TRM (ATM) Ltd.’s activities, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The UK Facility Agreement also contained mandatory prepayment events and events of default relating to customary matters, including non-payment, cross defaults relating to other indebtedness and insolvency. Upon a default, GSO Lux could accelerate the maturity of the loan.
          Affirmative covenants in the syndicated loan agreements included requirements to: achieve certain levels of earnings before interest, taxes, depreciation, amortization and certain other non cash expenses (“EBITDA”); maintain certain financial ratios related to funded debt, total debt and fixed charge coverage to earnings before taxes, depreciation, amortization and non cash expenses; and limit capital expenditures.
          As of September 30, 2006, our financial performance caused us to not be in compliance with three of the covenants in the Credit Agreements and the UK Facility Agreement: the minimum amount of consolidated EBITDA (annualized), the consolidated leverage ratio and the consolidated fixed charge coverage ratio. Our lenders had the right to seek to accelerate the loan under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rate on the revolving line of credit under the First Lien Credit Agreement increased to LIBOR plus 6% (which is equal to the rate that would have applied under the First Lien Credit Agreement had the lenders declared a default); the interest rate under the UK Facility Agreement increased to LIBOR plus 6% (which is equal to the rate under the UK Facility Agreement that would have applied under a default). The increased interest cost is deferred and added to principal. In addition, the Second Loan Agreement has been bifurcated to create a $15 million term loan (Term Loan A) with interest at LIBOR plus 9% and a $25 million term loan (Term Loan B) with interest at LIBOR plus 12%. Payment of the 2% increase in the interest on Term Loan A and all of the interest on Term Loan B is deferred and added to principal. The maturity dates of the loans under the First Lien Credit Agreement, Term Loan A and the loan under the UK Facility Agreement were changed to February 28, 2007. Term Loan B matures June 6, 2012. In addition, a payment of $10 million against the term loan under the First Lien Credit Agreement was due January 31, 2007. The financial covenants have been modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non cash expenses(“adjusted EBITDA”), adjusted monthly, and to limit capital expenditures. As of December 31, 2006, we were not in compliance with either of these covenants. On May 15, 2007, we received a waiver of the violations of our adjusted EBITDA covenant for the months ended December 31, 2006, January 31, 2007, February 28, 2007 and March 31, 2007. Our lenders have not taken any action with regard to our violation of the capital expenditure limits. We also granted warrants to the holders of Term Loan B to purchase 3.1 million shares of our common stock at a price equal to a 5% premium above the weighted average price of our common stock for the seven trading days following November 20, 2006. Based on that formula, the exercise price of the warrants was set at $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We have agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007. However, because we filed our Annual Report of Form 10-K for 2006 late and have not yet filed our Quarterly Report on Form 10-Q for the first quarter of 2007, we have not yet been able to file the registration statement. Because the present value of the cash flows under the terms of the revised debt instruments were less than 10% different than the present value of the remaining cash flows under the terms of the original instruments, we accounted for the restructuring of our loans as a modification of the previously outstanding debt. Accordingly, we charged to expense the legal fees we incurred and recorded the fair value of the warrants and loan fees as deferred financing costs.
          We estimated the total fair value of the warrants issued to the holders of Term Loan B to be $2.8 million using the Black-Scholes valuation model. We have recorded the fair value of the warrants and $1.0 million of loan fees incurred from our lenders in connection with the restructuring of our loans in November 2006 as additional deferred financing costs. These costs, together with $2.8 million of previously unamortized deferred financing costs associated with the credit facility established in June 2006, aggregate $6.6 million, which we are amortizing over the remaining terms of the related loans. Since most of the balance of the related debt is due in January and February 2007, the majority of the deferred financing costs are scheduled to be amortized over the period from November 20, 2006 through February 28, 2007, and $1.3 million of that cost has been amortized in expenses of discontinued operations from November 20, 2006 through December 31, 2006. In connection with the early payment of most of our debt in January 2007, substantially all of the remaining unamortized deferred financing costs will be charged to expense in the first quarter of 2007.
          The borrowings pursuant to the Credit Agreements and the UK Facility Agreement are collateralized by substantially all of our assets and the assets of our subsidiaries, and by a pledge of the stock of our United States subsidiaries and 65% of the stock of our foreign subsidiaries.
          Because we are uncertain whether we can comply with all of the terms of the restructured loans, the entire balance of the loans has been classified as a current liability on our balance sheet.
          As discussed further in Note 13, during January 2007 we sold our Canadian and United Kingdom ATM businesses and our United States photocopy business and used $98.5 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners and other lenders. These payments repaid all of our liability under the First Lien Credit Agreement, the UK Facility Agreement and Term Loan A and $24.1 million of Term Loan B. Following these payments we have a remaining balance of principal and accrued interest of $2.0 million on Term Loan B.
          As of September 30, 2006 we entered into an amendment to our United States vault cash agreement to reset the minimum net worth covenant to $15 million. In January 2007 we entered into a further amendment which, among other changes, extended the facility for five years and reduced the facility size to $100 million. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. Therefore, the Trust’s debt is classified as a current liability and the vault cash is classified as a current asset on our consolidated balance sheet.
9.	Income Taxes
          Income (loss) from continuing operations before income taxes is as follows (in thousands):

	2004	2005	2006
United States	$(3,335)	$(4,608)	$(54,934)
Foreign	(723)	(5,985)	(6,770)

	$(4,058)	$(10,593)	$(61,704)

          The components of income tax expense (benefit) are as follows (in thousands):

	2004	2005	2006
Current:
Federal	$—	$—	$—
State	10	74	59
Foreign	—	11	21

Deferred:
Federal	2,290	(2,544)	(4,248)
State	265	(274)	(163)
Foreign	1,210	(2,169)	(286)

	$3,775	$(4,902)	$(4,617)

          Income tax expense (benefit) has been allocated as follows (in thousands):

	2004	2005	2006
Continuing operations	$(1,855)	$(4,493)	$(5,194)
Discontinued operations	5,630	(409)	577

	$3,775	$(4,902)	$(4,617)

          Deferred tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,
	2005	2006
Current:
Accrued liabilities	$257	$(93)
Accounts receivable allowance	615	171
Unrealized exchange gains	164	47
Valuation allowance	—	(125)

	$1,036	$—

Noncurrent:
Net operating losses	$10,904	$17,619
Losses of foreign subsidiaries	—	2,288
Capital loss carryforward	788	525
Accrued intercompany interest	831	—
Depreciation and amortization:
Equipment	(11,378)	(1,519)
Goodwill	(3,033)	7,862
Intangible assets	(748)	10,735
Other	53	14
Valuation allowance	(1,216)	(37,524)

	$(3,799)	$—

          The valuation allowance at December 31, 2005 is related to the United States capital loss and Canadian net operating loss carryfowards. Our United Kingdom subsidiaries’ non-current deferred taxes at December 31, 2005 netted to an asset of $1,631,000, while the non-current deferred taxes of our United States and Canadian companies netted to liabilities of $5,000,000 and $430,000, respectively. Because the non-current assets and liabilities for 2005 arose in different jurisdictions, they are shown separately on our balance sheet.
          We have established a valuation allowance to reduce our deferred tax assets to the amount that we believe we will realize. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, during 2006 we determined that we may not realize all or part of our net deferred tax assets in the future, and, accordingly, we recorded a full valuation allowance against our net deferred tax assets. If we determine that we will realize deferred tax assets in the future, we will increase income in the period in which we make the determination.

          The effective tax rate for income (loss) from continuing operations differs from the federal statutory tax rate as follows:

	2004	2005	2006
Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.0	4.4	7.1
Tax rate differential on foreign earnings	(2.0)	.9	(0.2)
Losses of foreign subsidiaries	—	—	4.2
Nondeductible expenses	(1.4)	(5.4)	(2.9)
Deferred tax asset valuation allowance	8.5	.2	(32.3)
United Kingdom interest settlement	—	8.5	—
Other	2.6	(0.2)	(1.5)

	45.7%	42.4%	8.4%

          Non-deductible expenses primarily consist of 50% of meals and entertainment that are not deductible for United States and foreign tax purposes and certain intercompany interest amounts.
          As of December 31, 2006, we have net operating loss carryforwards of $40.3 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2026. The tax benefit of net operating losses of approximately $113,000, relating to the benefit of options exercised, when and if realized, will be credited directly to common stock. Utilization of our United States net operating loss carryforwards may be subject to certain limitations in the event of a change in control of the Company. As of December 31, 2006, our United Kingdom subsidiaries have net operating loss carryforwards available to offset future taxable income of $4.2 million in the United Kingdom that do not expire.
          As of December 31, 2006, our Canadian subsidiary has net operating loss carryforwards of $5.0 million available to offset future taxable income in Canada which expire in the years 2009 through 2016.
10.	Shareholders’ Equity
          Preferred Stock
          On June 24, 1998, we issued and sold 1,777,778 Series A Preferred Shares and warrants to purchase 500,000 shares of common stock for net proceeds of approximately $19.8 million. Each share of preferred stock had one vote, and voted together with the common stock as a single class on all matters. Dividends on the Series A Preferred Shares were cumulative from the date of original issuance and were payable quarterly at the rate of 7-1/2% per annum. We did not pay preferred dividends for 2001, 2002 or for the first two quarters of 2003. Pursuant to waivers from our primary lender, beginning in the third quarter of 2003, we paid the preferred dividends quarterly, and in 2004 we paid all previously deferred preferred dividends.
          Each share of Series A Preferred stock was convertible at any time at the option of the holder into 0.7499997 of a share of common stock. In addition, each share of preferred stock was to be automatically converted into 0.7499997 shares of common stock if the price of common stock was at least $20.00 for a period of 90 consecutive days. On March 5, 2005, this condition was satisfied. As a result, as of that date, each share of our Series A preferred stock was converted into 0.7499997 of a share of our common stock, leaving no Series A preferred stock remaining issued and outstanding.

          Repurchase of Common Stock
          In the fourth quarter of 2005 we announced that our Board of Directors had authorized the repurchase of shares of our common stock for up to $20.0 million. No shares were repurchased in 2005 or 2006. Any such repurchases would require approval from our lenders. This repurchase program replaced a program approved in 1997.
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
          Common Stock Warrants
          On June 24, 1998, we granted warrants to the purchasers of the Series A Preferred Stock which allowed the purchase of 500,000 shares of common stock at $15.00 per share. Warrants representing 200,000 shares expired on June 24, 2001. Warrants to purchase 54,000 shares were exercised during the first half of 2005, and the remaining warrants expired June 24, 2005.
          On November 20, 2006, we granted to the holders of our Term B loan warrants to purchase 3,072,074 shares of common stock at $1.3638 per share. These warrants expire in November 2013 (see Note 8).
          Common Stock Options and Restricted Stock Grants
          Non-cash stock compensation expense for 2006 is included primarily in selling, general and administrative expense and includes amortization of stock options granted during 2006 and previously unvested stock option grants and amortization of restricted shares of common stock granted to our directors and certain executive officers. During 2006 we accelerated the vesting of certain options granted to our former President and Chief Executive Officer and our former Executive Vice President. We recorded non-cash compensation expense of $685,000 in connection with these modifications during 2006.
          Non-cash compensation expense for 2006 (in thousands):

Modification of options previously granted	$685
Amortization of:
Option grants	115
Restricted shares	339

$1,139

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

          A summary of stock option activity during the year ended December 31, 2006 follows:

	Shares	Weighted
	under	average
	option	exercise price
Outstanding January 1, 2006	1,457,015	$5.94
Options granted	65,000	3.09
Options exercised	(306,890)	1.97
Options forfeited	(557,000)	7.27

Outstanding December 31, 2006	658,125	6.39

          During the year ended December 31, 2006, options to purchase 306,890 common shares at prices ranging from $1.15 to $6.50 were exercised, including options to purchase 285,140 shares that were exercised on a cashless basis as allowed under the Company’s Omnibus Stock Option Plan. 234,832 common shares were issued as a result of options exercised during 2006.
          As of December 31, 2006, options to acquire 554,125 shares at a weighted average exercise price of $6.82 per share were exercisable. As of December 31, 2006, there was approximately $1.5 million of total unrecognized compensation cost related to share-based compensation arrangements granted under our stock award plans that are expected to vest. We expect to recognize that cost over a weighted average period of 2.1 years.
          We did not grant any options during 2005. The weighted-average per share grant date fair value of options granted during 2004 and 2006 was $11.81 and $2.43, respectively. The total intrinsic value of options exercised during 2004, 2005 and 2006 was $6.3 million, $1.7 million and $1.6 million, respectively.
          Options outstanding that were fully vested or expected to vest as of December 31, 2006:

Number of shares under option	658,125
Weighted average exercise price	$6.39
Aggregate intrinsic value	$75,000
Weighted average remaining contractual term	2.5	years
          For purposes of the pro forma calculations in the table set forth in Note 1 and to determine the amount of compensation expense beginning in 2006, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The weighted average fair value of options granted during 2004 and 2006 as calculated by the Black-Scholes model, and the assumptions used are shown in the following table. No options were granted in 2005.

	2004	2006
Dividend yield	—	—
Expected volatility (based on historical data)	142.31% - 154.95%	121.53% - 126.53%
Risk-free interest rate	3.21% - 3.70%	4.40% - 4.65%
Expected life	5 years	3 - 5 years
          We have issued shares of restricted stock to our directors and certain officers. The restricted shares vest annually over periods of three to four years. A summary of restricted stock activity during 2006 follows:

	Shares	Weighted average grant-date fair value
Unvested shares January 1, 2006	27,000	$13.97
Restricted shares granted	273,000	5.98
Restricted shares vested	(19,950)	8.04
Restricted shares forfeited	(22,010)	11.40

Unvested shares December 31, 2006	258,040	6.20

          The total fair value of restricted shares vested during 2006 was $30,000.
11.	Benefit Plans
          Profit Sharing Retirement Plan
          We have a profit sharing retirement plan for eligible United States employees. The Plan has profit sharing and 401(k) components. Our contribution under the profit sharing portion of the Plan is discretionary. Under the

401(k) part of the Plan, each employee may contribute, on a pre-tax basis, up to 20% of the employee’s gross earnings, subject to certain limitations.
          We also have supplemental retirement plans in Canada. We established a Retirement Savings Plan for our eligible Canadian employees in January 1999. The plan has profit sharing and defined contribution components. Our contribution under the profit sharing portion of the plan is discretionary. Under the defined contribution portion of the plan, each employee may contribute, on a pre-tax basis, up to 6% of the employee’s gross earnings, subject to certain limitations. We had a pension plan for our eligible United Kingdom employees. The plan has profit sharing and defined contribution components. Our contribution under the profit sharing portion of the plan was discretionary. Under the defined contribution portion of the plan there is a maximum employee contribution restriction based on the age and salary of the employee as defined by United Kingdom legislation.
          No amounts were accrued or paid for profit sharing for 2004, 2005 and 2006. We paid matching contributions of $109,000, $120,000, and $129,000 to our defined contribution plans for the years ended December 31, 2004, 2005, and 2006, respectively.
12.	Commitments and Contingent Liabilities
          We lease vehicles, ATMs, and office and warehouse space in several locations under operating leases. Minimum lease payments for operating leases are as follows (in thousands).

	2007	2008	2009	2010	2011	Thereafter	Total
Office and warehouse leases	$757	$599	$543	$197	$70	$171	$2,337
Auto leases	547	301	115	13	6	2	984

Total	$1,304	$900	$658	$210	$76	$173	$3,321

          Rental expense included in continuing operations for 2004, 2005 and 2006 was $1,228,000, $1,187,000, and $800,000, respectively.
          In connection with the acquisition of eFunds’ ATM business as described in Note 5, we entered into a five-year agreement pursuant to which eFunds will provide ongoing services to us. The agreement requires us to purchase services aggregating at least $5 million per year from eFunds and will end in 2009.
          As of December 31, 2006, Wells Fargo Foothill Inc. had issued letters of credit on our behalf in the amount of $3.8 million to secure our performance in connection with our United States vault cash agreement and in the amount of $550,000 relating to our vehicle leases.
13.	Discontinued Operations and Sales of Businesses
          During the fourth quarter of 2004, we decided to discontinue efforts in the software development segment of our business. In December 2004, the last employee of SSS was terminated and we negotiated termination of SSS’ office lease and accrued a related termination payment. Therefore, results of the software development segment have been reflected as discontinued operations.
          On June 28, 2006, we sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, to an unrelated third party for cash. TRM Copy Centres (U.K.) Limited operated approximately 2,500 photocopiers. The net sales price was £2.32 million (approximately $4.3 million). The net carrying amount of the assets (principally equipment) of the subsidiary sold was $2.4 million. We have recorded a gain on the sale of $1.9 million, including recognition in income of foreign currency translation adjustments of $1.5 million that had previously been recorded in other comprehensive income. The operations of our United Kingdom photocopier subsidiary are shown in the accompanying statements of operations for all periods presented as discontinued operations.
          In December 2006 we entered into agreements to sell substantially all of the assets of our United States photocopy segment and our Canadian ATM segment. We have also entered into facilities maintenance and transition services agreements with the purchaser of the United States photocopy business which provide for certain services to be rendered by both parties for the benefit of the other during a transition period that is expected to be between 45 and 180 days. The sale of the Canadian ATM business closed January 12, 2007. The sales price for the assets of the Canadian ATM business was approximately Canadian $13.2 million (approximately U.S. $11.3 million using exchange rates as of January 12, 2007), subject to certain adjustments. The sale of the United States photocopy business closed

]

January 29, 2007. The sales price for the assets of the United States photocopy business was approximately $9.0 million, and is subject to certain adjustments.
          Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £44.6 million (approximately $87.6 million using exchange rates as of January 24, 2007), subject to certain adjustments which have not yet been agreed upon.
          The total of the sales prices for the businesses we sold in January 2007 was approximately $108 million, before selling costs. We used $98.5 million of the net cash proceeds of $101.9 million to make principal and interest payments on our debt. The balance was used to fund escrow deposits and deposits with our bank.
          In the first quarter of 2007, we expect to record gains of approximately $2.6 million on the sale of our Canadian ATM business, approximately $8.2 million on the sale of our United Kingdom and German ATM businesses and approximately $800,000 on the sale of our United States photocopy business. See Note 16 regarding impairment charges recorded during 2006 relating to assets of these businesses.
          In connection with these sales, we have made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations, warranties or indemnities, or provisions for adjustment of the sales prices, and those claims could be substantial.
          The operations of our Canadian, United Kingdom and German ATM businesses and our United States photocopy business are shown as discontinued operations in the accompanying statements of operations for all periods presented. Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006 and January 2007 to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.
          Net revenues of discontinued operations (in thousands):

	2004	2005	2006
Software development	$21	$—	$—
United Kingdom photocopy	6,202	4,250	1,646
United States photocopy	31,785	26,345	22,390
Canada ATM	1,007	8,807	7,148
United Kingdom ATM	30,552	32,475	32,300
Germany ATM	—	—	146

	$69,567	$71,877	$63,630

          Pretax income (loss) from discontinued operations (in thousands):

	2004	2005	2006
Software development	$(575)	$—	$—
United Kingdom photocopy
Income (loss) from operations	69	(909)	(788)
Gain on disposal	—	—	1,900
United States photocopy	10,975	5,269	(16,481)
Canada ATM	109	(100)	(7,430)
United Kingdom ATM	5,183	(6,986)	(39,141)
Germany ATM	—	(454)	(1,064)

	$15,761	$(3,180)	$(63,004)

          Substantially all of the assets and liabilities of our United States photocopy business and our ATM businesses in Canada, the United Kingdom and Germany, which were sold in January 2007, are presented in the accompanying balance sheet as of December 31, 2006, as held for sale. The carrying amounts of assets and liabilities reported as held for sale as of December 31, 2006 were as follows (in thousands):

	United		United
	States	Canada	Kingdom	Germany
	photocopy	ATM	ATM	ATM	Total
Assets:
Cash and cash equivalents	$—	$—	$3,198	$104	$3,302
Accounts receivable, net	2,858	68	1,059	56	4,041
Inventories	99	110	808	58	1,075
Prepaid expenses and other	108	—	1,474	—	1,582
Equipment	4,334	1,644	25,727	1,145	32,850
Goodwill	—	3,369	55,637	—	59,006
Intangible and other assets	248	3,140	837	—	4,225

	$7,647	$8,331	$88,740	$1,363	$106,081

Liabilities:
Accounts payable	$113	$721	$7,142	$231	$8,207
Accrued expenses	276	—	4,752	—	5,028
Current portion of obligations under capital leases	—	—	202	—	202

	$389	$721	$12,096	$231	$13,437

14.	Concentrations and Related Party Transactions
          We have purchased most of our ATMs from two suppliers, NCR and Triton Systems. In addition, NCR has provided maintenance and services for a portion of our base of installed ATMs. In 2004 we purchased equipment, parts and services in the amount of $8.7 million from NCR, and $5.9 million from Triton Systems. In 2005 we purchased equipment, parts and services from NCR in the amount of $4.8 million and from Triton Systems in the amount of $5.0 million. In 2006 we purchased equipment, parts and services from NCR aggregating $2.7 million and from Triton Systems aggregating $5.5 million. At December 31, 2006 we had $2.3 million in accounts payable to Triton Systems ($416,000 at December 31, 2005). At December 31, 2006 we had $325,000 in accounts payable to NCR.
          In connection with the acquisition of the eFunds ATM business, we entered into a Master Services Agreement with eFunds, (the “MSA”). The MSA has an initial term of five years and will renew for successive two year periods unless terminated. We incurred fees for services provided by eFunds of $559,000 in 2004, $6.4 million in 2005 and $5.7 million in 2006. At December 31, 2006, we had accounts payable owing to eFunds of $2.4 million ($1.7 million at December 31, 2005).
          We incurred legal fees of $720,000 in 2004, $321,000 in 2005, and $279,000 in 2006 for services from a law firm of which one of our former directors is a partner. Our President and Chief Executive Officer, who joined the Company in March 2006, is a former member of a law firm that has provided services to us. We incurred legal fees of $308,000 in 2004, $433,000 in 2005, and $506,000 in 2006 for services from that firm.
15.	Segment Reporting
          Prior to the third quarter of 2006 we reported our operations in two segments — ATM and Photocopy. During the third quarter of 2006 our President and Chief Executive Officer began regularly reviewing operating results of our businesses on a geographical basis. Accordingly, we have modified our segment disclosures to reflect this change in our reporting practices. As a result of modifying our segment disclosures, during the third quarter of 2006 we reallocated goodwill of $119.7 million previously reported as an asset of our ATM segment to the new ATM segments as follows (in thousands):

United States ATM	$37,140
Canada ATM	9,513
United Kingdom ATM	73,056
          We reallocated the goodwill based on the estimated relative fair values of the segments. See Note 16 regarding impairment of goodwill.
               As of September 30, 2006 we had the following six segments: Automated Teller Machine (“ATM”) operations in the United States, Canada, the United Kingdom and Germany; and photocopy operations in the United States and Canada. The ATM segments own and/or operate ATMs, sell ATM machines, and service equipment for others. The photocopy segments own and maintain self-service photocopiers in retail establishments.

          In June 2006 we sold our United Kingdom photocopier subsidiary. In January 2007 we sold our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany, and we sold substantially all of the assets of our United States photocopier and Canadian ATM businesses. As a result of these sales, we have presented the results of operations of our Canadian, United Kingdom and German ATM businesses and our United Kingdom and United States photocopy businesses as discontinued operations for all periods presented in the accompanying statements of operations, and have excluded those operations from the segment information in this footnote. General corporate overhead previously charged to the discontinued operations has been reallocated to our remaining segments.
          The accounting policies of the segments are substantially the same as those described in Note 1. We evaluate each segment’s performance based on pretax income or loss excluding general corporate costs such as costs of raising capital and pursuing potential acquisitions, and certain interest expense, loss on debt extinguishment and other income and expense. Prior to the third quarter of 2006 we evaluated each segment’s performance based on operating income or loss excluding costs attributable to general corporate purposes which were not allocated to the segments. We have modified our segment disclosures to reflect this change in our reporting practices. Information regarding the operations of our two segments included in continuing operations is as follows (in thousands):

	United States	Canada
	ATM	photocopy	Total
2004:
Sales	$31,725	$5,157	$36,882
Net sales	18,899	4,197	23,096
Pretax income (loss) excluding unallocated costs	(3,248)	1,260	(1,988)
Depreciation and amortization	2,681	585	3,266
Capital expenditures	5,074	—	5,074

	United States	Canada
	ATM	photocopy	Total
2005:
Sales	$125,875	$4,393	$130,268
Net sales	49,201	3,604	52,805
Pretax loss excluding unallocated costs	(405)	(1,019)	(1,424)
Depreciation and amortization	8,846	681	9,527
Capital expenditures	4,486	11	4,497

	United States	Canada
	ATM	photocopy	Total
2006:
Sales	$107,656	$4,089	$111,745
Net sales	42,080	3,405	45,485
Pretax loss excluding unallocated costs	(46,325)	(3,163)	(49,488)
Depreciation and amortization	6,937	943	7,880
Capital expenditures	2,190	8	2,198

	2004	2005	2006
Reconciliation of segment data to loss from continuing operations before income taxes:
Pretax loss excluding unallocated costs	$(1,988)	$(1,424)	$(49,488)
Unallocated costs	(1,756)	(8,576)	(9,269)
Interest expense	(237)	(1,861)	(1)
Loss on early extinguishment of debt	—	(513)	(3,105)
Other income (expense)	(77)	1,781	159

Loss from continuing operations before income taxes	$(4,058)	$(10,593)	$(61,704)

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
          All revenues are attributed to external customers. One ATM customer accounted for 34%, 15% and 18% of our net sales from continuing operations in 2004, 2005 and 2006, respectively. A second ATM customer accounted for 18%, 7% and 8% of our net sales from continuing operations in 2004, 2005 and 2006, respectively.
          Information about our assets by segment and geographic location is as follows (in thousands):

	December 31,
	2004	2005	2006
Total assets:
United States ATM	$234,523	$228,683	$114,329
Canada photocopy	7,895	6,279	4,318
Other segments (primarily classified as assets held for sale in 2006)	117,065	106,820	107,797

	$359,483	$341,782	$226,444

Goodwill:
United States ATM	$101,661	$101,363	$16,748
Other segments (classified as assets held for sale in 2006)	16,783	17,512	59,006

	$118,444	$118,875	$75,754

Long-lived assets:
United States ATM	$10,272	$11,969	$9,287
Canada photocopy	6,235	5,841	2,493
Other segments (primarily classified as assets held for sale in 2006)	55,758	53,899	32,716

	$72,265	$71,709	$44,496

16.	Impairment Charges
          During the third quarter of 2006 we recorded non-cash charges of $96.1 million for the impairment of certain assets, of which $46.1 million is included in continuing operations and $50.0 million is included in discontinued operations.
•	ATM goodwill. Because of continuing decreases in sales and operating margins in the ATM segments and other factors, we re-evaluated our financial forecasts in the third quarter of 2006 and concluded that it was necessary to review goodwill in our United States, Canadian and United Kingdom ATM segments for impairment of value. The review, consisting of a comparison of the carrying value of the goodwill to its implied fair value, resulted in impairment charges of $20.4 million in the United States, $5.8 million in Canada and $17.5 million in the United Kingdom. Our estimate of the implied fair value of the United States ATM segment’s goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a six-year period with residual value, using an 11% discount rate. Our estimate of the implied fair value of the Canadian and United Kingdom ATM segments’ goodwill was based on the estimated selling prices of those ATM segments.

•	Finite-lived intangible assets associated with the ATM businesses. Because of faster than anticipated attrition of customer contracts, operating losses and revised financial forecasts, we concluded that it was necessary to review the carrying value of the long-lived assets of our United States, Canadian and United Kingdom ATM segments. As a result, we determined that the future cash flows from those assets were not adequate to recover those assets, and we recorded impairment charges of $22.9 million in the United States, $272,000 in Canada and $7.7 million in the United Kingdom, based on comparisons of the carrying amounts of the assets to their estimated fair values. Our estimate of the fair value of the United States assets was based on the discounted values of estimated future cash flows over a seven-year period using an 11% discount rate. Our estimates of the fair value of the Canadian and United Kingdom assets were based on the estimated selling prices of those ATM segments.

•	Photocopy equipment in the United States and Canada. Because of operating losses in our United States and Canadian photocopy segments and revised financial forecasts, we concluded that it was necessary to review the carrying value of those segments’ long-lived assets, which consist almost entirely of photocopy equipment. As a result, we determined that future cash flows from the photocopy segments were not adequate to recover the carrying value of that equipment, and we recorded impairment charges of $18.7 million in the United States and $2.7 million in Canada based on a comparison of the carrying amounts of these assets to their estimated fair values. Our estimates of the fair values of the asset groups were based on the estimated selling price of the United States photocopy segment and the discounted value of estimated future cash flows over a ten-year period using an 11% discount rate for the Canadian photocopy segment.
17.	Litigation and Potential Claims
          In the ordinary course of business, we may be subject to lawsuits, investigations and claims. There are currently no material legal proceedings pending against us.
          As described in Note 13, in January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy business in the United States in three separate transactions. The total of the sales prices for the businesses we sold in January 2007 was approximately $108 million. In connection with these sales, we have made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations, warranties or indemnities, or provisions for adjustment of the sales prices, and those claims could be substantial.
          During the second quarter of 2005 we reached a final settlement agreement in the amount of $700,000 with our directors’ and officers’ liability insurer to obtain reimbursement of monies we spent to settle this litigation. We received the settlement payment of $700,000 and included it in other expense (income), net during the second quarter of 2005.

18.	Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005:
Sales	$33,323	$33,835	$33,345	$29,765
Net sales	15,059	14,000	13,381	10,365
Gross profit	9,109	7,973	6,760	3,992
Income (loss) from continuing operations	1,330	1,657	261	(9,348)
Income (loss) from discontinued operations	321	1,205	57	(4,354)
Net income (loss)	1,651	2,862	318	(13,702)
Basic income (loss) per share:
Continuing operations	.09	.12	.01	(.56)
Discontinued operations	.02	.08	.01	(.26)
Net income (loss)	.11	.20	.02	(.82)
Diluted income (loss) per share:
Continuing operations	.08	.11	.01	(.56)
Discontinued operations	.02	.08	.01	(.26)
Net income (loss)	.10	.19	.02	(.82)

2006:
Sales	$30,591	$28,939	$27,292	$24,923
Net sales	13,408	11,236	10,462	10,379
Gross profit	7,027	5,141	3,780	3,218
Loss from continuing operations	(557)	(2,598)	(47,076)	(6,279)
Loss from discontinued operations	(942)	(1,899)	(51,779)	(8,961)
Net loss	(1,499)	(4,497)	(98,855)	(15,240)
Basic and diluted loss per share:
Continuing operations	(.03)	(.15)	(2.75)	(.37)
Discontinued operations	(.06)	(.11)	(3.03)	(.52)
Net loss	(.09)	(.26)	(5.78)	(.89)
          In the second quarter of 2006 we established a new credit facility which we used to refinance our existing term loan and lines of credit, incurring a $3.5 million loss on early extinguishment of debt of which $3.1 million is included in continuing operations. Also in the second quarter of 2006 we sold our United Kingdom photocopier subsidiary and recorded a gain on the sale of $2.2 million.
          As discussed in Note 16, during the third quarter of 2006 we recorded impairment charges of $96.1 million for the impairment of equipment, goodwill and finite-lived intangible assets, of which $46.1 million is included in continuing operations and $50.0 million is included in discontinued operations.
          The loss from discontinued operations for the fourth quarter of 2006 includes a charge of $1.7 million for estimated value added taxes we may owe.
          During the second quarter of 2005 we reached a final settlement for reimbursement of expenses we incurred to settle litigation, and we recorded the settlement of $700,000 as other income.
          In the third quarter of 2005 we sold marketable equity securities for $9.6 million and recorded a gain on the sale of $1.3 million.
          The results of operations for the fourth quarter of 2005 were affected by several adjustments. We determined that it was unlikely that we would complete the acquisition of the ATM business of Travelex UK Limited and one other ATM business that we had been evaluating. As a result, we charged to expense in the fourth quarter of 2005 a total of $5.2 million of costs relating to these potential acquisitions. Equipment with a total net book value of $1.3 million was charged to expense in the fourth quarter of 2005 following a complete inventory and evaluation of equipment in storage and determination that certain equipment was no longer available for use. We also determined in the fourth quarter that certain previously disputed amounts due to vendors would be paid and charged $1.6 million to operating expense. We recorded $1.3 million of bad debt expense in the fourth quarter and charged to expense an additional $532,000 of receivables from ATM merchants for previous overpayments that we decided not to pursue because we believed that to do so would adversely affect our ongoing relationships with the merchants. We determined that certain costs incurred by one of our United Kingdom subsidiaries had been inappropriately capitalized in connection with an upgrade of their ATM equipment and charged $599,000 to cost of sales. We charged to selling, general and administrative expense $598,000 relating to a guaranteed minimum annual payment to a vendor. We also charged to expense $513,000 of previously deferred financing costs in connection with the early payment of a portion of our term loan in the fourth quarter of 2005. Partially offsetting these adjustments was a $1.1 million settlement from a vendor relating to our photocopier equipment which we have recorded as a reduction to cost of sales of our photocopier segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon their assessment, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006.
          Ineffective controls over the adequacy of segment disclosures. We did not maintain effective controls over the adequacy of our segment disclosures. Specifically, we did not maintain effective controls to ensure that significant changes to our reporting practices (including changes to information reviewed by our chief operating decision maker) were considered in the determination of appropriate operating segments in accordance with generally accepted accounting principles. This control deficiency resulted in adjustments to the segment disclosure, allocation of goodwill to reporting units and computation of goodwill impairment in our third quarter interim consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of goodwill and goodwill impairment expense and segment disclosure that would result in a material misstatement of annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
          Ineffective controls over the impairment analysis of goodwill and long-lived assets. We did not maintain effective controls over our accounting for the impairment of goodwill and long-lived assets in accordance with generally accepted accounting principles. Specifically, we did not maintain effective controls to ensure that assumptions used in our analysis of impairments of goodwill and long-lived assets were accurate and that such estimates were reviewed by appropriate levels of management. This control deficiency resulted in adjustments to the third quarter interim consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of goodwill, long-lived assets and impairment expense that would result in a material misstatement of annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
          Inadequate staffing in the United Kingdom. We did not maintain a sufficient complement of personnel in the United Kingdom to maintain an appropriate accounting and financial reporting organizational structure to support our activities. Specifically, we did not maintain personnel who provided the appropriate level of oversight over the financial reporting function and who had the appropriate level of accounting knowledge, experience and training in the application and implementation of generally accepted accounting principles in the United States. This arose primarily as a result of our decision during the fourth quarter of 2006 to sell our United Kingdom operations. This control deficiency resulted in audit adjustments to our 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our United Kingdom accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
          As a result of the identification of these material weaknesses, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was not effective, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.
          Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation of Material Weaknesses
Remediation Plan for Material Weaknesses Existing as of December 31, 2006:
          Ineffective controls over segment disclosures and impairment analysis. We have formulated a program to remedy the material weaknesses described above. Effective beginning in the fourth quarter of 2006, each quarter our senior accounting management prepares a summary and analysis of changes in our operations, organization and financial reporting practices that might affect our operating segments or reporting units, including a conclusion on the appropriateness of the operating segments and reporting units we have identified. Further, whenever we conclude that any of our long-lived assets must be tested for recoverability, our senior accounting management prepares a summary of the significant assumptions and methods used in the resulting analysis. These summaries are reviewed by our Chief Financial Officer.
          Inadequate staffing in the United Kingdom. In January 2007 we sold all of our operations in the United Kingdom.
          The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Remediation of a Previously Disclosed 2005 Material Weakness
          We have remediated the following previously disclosed material weakness first reported as of December 31, 2005.
          Valuation of accounts receivable. Effective for the first quarter of 2006, each quarter our management reviews our analysis of the allowance for doubtful accounts, including a regular review of our accounts receivable agings. Management has concluded that this material weakness was remediated.

Changes in Internal Control Over Financial Reporting
          As described above, there were changes to our internal control over financial reporting during the fourth quarter of 2006 as a material weakness was identified relative to inadequate staffing in the United Kingdom. In January 2007 we sold our United Kingdom operations. Additionally, we determined that our 2005 material weakness over the valuation of accounts receivable was remediated.
ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Our Board of Directors is divided into three classes serving staggered three-year terms. The following table sets forth information regarding our executive officers and directors.

Name	Age	Position	Term Expires
Jeffrey F. Brotman	43	Chairman, Chief Executive Officer and President	2009

Richard B. Stern	46	Chief Operating Officer	—

Daniel E. O’Brien	45	Chief Financial Officer	—

Jon S. Pitcher	57	Principal Accounting Officer	—

Nancy L. Alperin	40	Director	2007

Tony C. Banks	52	Director	2007

Edward E. Cohen	68	Director	2009

Alan D. Schreiber, M.D.	65	Director	2009

Harmon S. Spolan	71	Director	2008

John S. White	67	Director	2007
Jeffrey F. Brotman, Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Brotman was elected to the Board of Directors and appointed President and Chief Executive Officer in March 2006 and was elected Chairman of the Board in September 2006. Until March 2006, Mr. Brotman had been the President and Managing Member of the law firm, Ledgewood, P.C., in Philadelphia, Pennsylvania, which he joined in 1992. Mr. Brotman remains of counsel at Ledgewood. He was on the Board of Directors of The Turnaround Fund, a Portland-based mutual fund, from its inception in 2003 until March 2006. He has been an adjunct Professor of Law at the University of Pennsylvania Law School since 1990, where he has taught courses in accounting and lending transactions. Mr. Brotman is also a certified public accountant.
Richard B. Stern, Chief Operating Officer. Mr. Stern has been our Chief Operating Officer since November 2006. He initially served as our Executive Vice President of Corporate Operations, from October 2006 to November 2006. Mr. Stern previously served as Vice President/General Manager of Building Solutions for American Tower Corporation from August 2005 to September 2005. He previously held that position with SpectraSite Communications, which was acquired by American Tower, from May 2002 to August 2005. From January 2000 to May 2002, Mr. Stern served as Vice President of Real Estate, Building Division, with SpectraSite Communications.
Daniel E. O’Brien, Chief Financial Officer. Mr. O’Brien has been our Chief Financial Officer since August 2004. From October 2001, when he joined us, until August 2004, Mr. O’Brien served as Vice President, Financial Services and Senior Vice President, Financial Services. Before joining our company, Mr. O’Brien spent nearly 20 years in the financial services industry. From 1997 to October 2001, Mr. O’Brien served in several capacities at BankPhiladelphia in Philadelphia, Pennsylvania, ending as Vice-President of the Lending Division.
Jon S. Pitcher, Principal Accounting Officer. Mr. Pitcher has been our Principal Accounting Officer since November 2004. Mr. Pitcher previously served as our Corporate Controller and Director of Revenue since December 2003. Mr. Pitcher was self-employed from April 2001 until December 2003, providing accounting and consulting services to private and publicly-held clients. From 1991 to March 2001, Mr. Pitcher was Chief Financial Officer of OXIS International, Inc., a pharmaceutical development company.

Nancy L. Alperin was appointed to the Board of Directors in June 2002. Since 1999, she has been President and Chief Executive Officer of Maxwell Realty Company, Inc., a full service real estate and mortgage brokerage firm. Before January 1999, she was a sales associate with Maxwell Realty Company. Ms. Alperin is a member of the Philadelphia Board of Realtors and a licensed mortgage broker in Pennsylvania.
Tony C. Banks was appointed to the Board of Directors in September 2006. He has been Vice President of Business Development for FirstEnergy Corporation, a public utility, since December 2005. Mr. Banks joined FirstEnergy Solutions, Inc., a subsidiary of FirstEnergy Corporation, in August 2004 as Director of Marketing and in August 2005 became Vice President of Sales & Marketing. Before joining FirstEnergy, Mr. Banks was a consultant to utilities, energy service companies and energy technology firms. From 2000 through 2002, Mr. Banks was President of RAI Ventures, Inc., a subsidiary of Resource America, Inc. and Chairman of the Board of Optiron Corporation, which was an energy technology subsidiary of Atlas America, Inc., then a subsidiary of Resource America, until 2002.
Edward E. Cohen was elected a director in June 1998, and served as Chairman of the Board of Directors from June 1998 until June 2001. He has served as Chairman of the Executive Committee since June 2003. He has been the Chairman of the Board of Directors of Resource America, Inc., a proprietary asset management company in the financial fund management, real estate and commercial finance sectors since 1990 and was its Chief Executive Officer from 1988 to May 2004, when he retired. He was President of that company from 2002 to 2003. He has been Chairman, Chief Executive Officer and President of Atlas America, Inc., an energy company, since 2000; Chairman of the Managing Board and Chief Executive Officer of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, LP, a natural gas pipeline company, since 2000; Chairman and Chief Executive Officer of Atlas Pipeline Holdings GP, LLC, the general partner of Atlas Pipeline Holdings, L.P., which owns Atlas Pipeline Partners GP, since 2005; and Chairman and Chief Executive Officer of Atlas Energy Resources, LLC since 2006. Mr. Cohen has been the Chairman of the Board of Brandywine Construction & Management, Inc., a property management company, since 1994.
Alan D. Schreiber, M.D. was elected to the Board of Directors in June 2003. Dr. Schreiber has held the position of Professor of Medicine since 1980 and Assistant Dean for Research since 1992 at the University of Pennsylvania School of Medicine. In addition, Dr. Schreiber was Scientific Founder and Chairman of the Scientific Advisory board of InKine Pharmaceutical Co. Inc., from 1994 to 2000. He served as Scientific Founder and Chief Scientific Officer at CorBec Pharmaceutical Co. Inc. from 1990 to 1994. He has been Founder and Scientific Chairman of ZaBeCor Pharmaceutical Co., LLC, since 2000.
Harmon S. Spolan was elected a director in June 2002. He was a senior partner in the law firm of Cozen O’Connor in Philadelphia, Pennsylvania, which he joined in 1999, formerly chairing the Financial Services practice group until 2007 when he was named Chair of the Cozen O’Connor Charitable Foundation, and was named of counsel to the firm. From 1977 until his retirement in 1999, he was President, Chief Operating Officer, and a director of JeffBanks, Inc., a bank holding company, and its subsidiary bank.
John S. White was appointed to the Board of Directors in January 2007. He is a consultant in the financial services industry. From April 2002 to December 2006, Mr. White was Senior Vice President of Royal Alliance, a unit of AIG group of companies, holding various positions, including directing the firm’s external and internal communications, providing analytical support and strategic planning to the chief executive officer, and directing the sales practices of the firm’s more than 2,000 registered representatives. Prior to April 2002, Mr. White was President of DCC Securities Corporation, a NASD member securities trading firm which he founded in 1991. Mr. White has been a member of the Board of Directors of Resource America Inc. since 1993 and he is Chairman of their Corporate Governance Committee and a member of their Compensation Committee. He also served as a member of the Board of Directors of Atlas America, Inc. from September 2000 to February 2004. Mr. White is a certified public accountant.
Information Concerning the Audit Committee
          Our Board of Directors has a standing Audit Committee. The Audit Committee reviews the scope and effectiveness of audits by the independent accountants, matters relating to the integrity of our finances and financial statements, the adequacy of our internal controls and related party transactions. The committee is also responsible for engaging our independent registered public accounting firm. The members of the Audit Committee during 2006 were Lance Laifer (Chairman) who was replaced by Mr. Spolan (Chairman) upon Mr. Laifer’s resignation, Ms. Alperin and Dr. Schreiber. The Board of Directors determined that each member of the Audit Committee meets the independence standards set forth in the Nasdaq listing standards, including those set forth in Rule 10A-3 of the Securities Exchange Act of 1934, and that Mr. Laifer qualified as an “audit committee financial expert” as defined in applicable rules and regulations under the Securities Exchange Act. In April 2006, Mr. Laifer resigned from our Board of Directors. The

Board appointed Mr. Spolan as the new Audit Committee Chairman and determined that he qualifies as an “audit committee financial expert” as defined in the applicable rules and regulations under the Exchange Act.
Code of Ethics
          Under the auspices of the Audit Committee, the Board of Directors has adopted a Code of Ethics that applies to our officers, directors and employees. The Code of Ethics is available on our website at www.trm.com.
Section 16(a) Beneficial Ownership Reporting Compliance
          Reports of all transactions in our common stock by insiders are required to be filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on our review of copies of the reports we have received, or representations of such reporting persons, we believe that during 2006 no officers, directors or beneficial owners failed to file reports of ownership and changes of ownership on a timely basis.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
          The compensation that we award is designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance. Because we have faced significant financial problems since late 2005, we have not established compensation programs but rather determined awards on an individual basis.
          We ordinarily would seek to structure the compensation we pay our executive officers to achieve the following objectives:
•	encourage long-term success and align management interests with shareholder interests,

•	reward initiative,

•	link corporate and individual performance to compensation, and

•	provide total compensation which enables us to attract and retain key executives.
          However, as a result of the significant financial problems we faced beginning at the end of 2005, our primary objectives were to create individual compensation packages that attracted new officers to work at our company (Messrs. Brotman and Stern) and to retain another of our existing officers (Mr. Tierney) through the sale of our U.S. photocopy operations, Canadian ATM business and the possible sale or disposal of our Canadian photocopy operations. Compensation arrangements negotiated with Messrs. Brotman and Stern and consulting arrangements negotiated with Mr. Tierney reflected these objectives.
          In structuring our compensation packages, we used three elements: base salary, annual cash incentive compensation in the form of discretionary bonuses and discretionary long-term incentive compensation in the form of stock options or restricted stock grants.
          Base Salary. Base salaries for executive officers were determined in part by pay practices in unaffiliated companies and our assessment of the amount which would induce an officer to remain with our company and assist us in resolving our financial difficulties. Base salaries are not intended to compensate individuals for extraordinary personal performance.
          Cash Bonuses. In general, the bonuses, if any, that may be awarded to executives are determined based on one of two elements, or a combination of those elements: our overall performance during the preceding year and the individual’s performance. However, as a result of the our financial problems and need to attract qualified persons to resolve these problems, the 2006 bonuses to Messrs. Brotman and Stern, which were negotiated as part of their compensation packages at the time of their employment, reflected amounts we determined were necessary to induce them to assume employment with us. The bonus awarded Mr. Tierney reflected our determination of the amount necessary to retain Mr. Tierney as an officer. We do not have a defined bonus pool. Annual bonus payments to executive officers are at the discretion of the Compensation Committee except 2006 bonuses to Messrs. Brotman and Stern which were negotiated as part of their compensation packages. For other employees, the determination of bonus amounts has been delegated by the Compensation Committee to the Chief Executive Officer.

     Long-Term Incentives.
          General. Long term incentives are designed to focus on our long-term goals and performance and to provide a reward directly tied to stockholder return: the performance of our common stock. The particular plans are intended to encourage participants to strive to achieve our long-term success and to remain with it in order to fully benefit from the plans.
          Stock Options and Restricted Stock. Historically, our primary long-term incentive compensation has been through stock options. We have a stock option plan in which our key employees, including executive officers, are eligible to participate. The Board of Directors and the Compensation Committee has in the past used stock options as an incentive to employees to remain with us and to exert their best efforts on our behalf, as well as a method of aligning their interests with shareholders. Typically, options initially granted to persons becoming executive officers depended on the level of responsibility and position of the grantee and subsequent grants are made based on the Compensation Committee’s subjective assessment of the individual’s performance. However, because of our financial problems during 2006 and our need to attract and retain key executives, the Compensation Committee focused on compensation through salary, bonus and restricted stock grants. Messrs. Brotman, Stern and Tierney were the only executive officers to receive restricted stock and/or stock options in 2006. Mr. Brotman received 200,000 shares of restricted stock as part of his negotiated compensation when he joined our company as President and Chief Executive Officer. Mr. Stern received 50,000 shares of restricted stock and 50,000 options as part of his negotiated compensation when he joined us as our Executive Vice President of Corporate Operations. Mr. Tierney received 15,000 shares of restricted stock as incentive for the consummation of strategic dispositions. Options granted to executive officers generally become exercisable in equal increments over a stated period of years, typically three years. A restricted stock award typically fully vests between one and four years and may be subject to performance criteria relating to the vesting of the shares determined by the administrative committee comprised of the Board of Directors or a committee established by the Board of Directors.
          Savings Plan. The 401(k) plan offers eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which we supplement by matching contributions in the form of cash or common stock. During 2006, we matched employee contributions 100% in cash. Participation in this plan is at the discretion of the qualified employees.
Compensation Committee Report(*)
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The report has been provided by the Compensation Committee of the Board of Directors.
Alan Schreiber, Chairman
Nancy Alperin
Summary Compensation Table
The following table sets forth the compensation paid or accrued by our company during the year ended December 31, 2006, to the principal executive officer, principal financial officer and each of our three most highly compensated executive officers other than the principal executive officer and principal financial officer (the “Named Executive Officers”).

(*)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of our company under the Securities Act of 1933 or the Securities Act of 1934, regardless of date or any general incorporation language in such filing.

Name and					Stock		Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)		Awards ($)(1)		Awards($)(2)	Compensation($)(3)	Total ($)
Jeffrey F. Brotman(4)	2006	$344,076	$350,000	(5)	$229,667	(6)	—	$508	$924,251
Chairman of the Board, President and Chief Executive Officer

Kenneth L. Tepper(7)	2006	$135,195	—		—		$617,770	$438,248 (8)	$1,191,213
President and Chief Executive Officer

Daniel E. O’Brien	2006	$162,693	—		—		$19,492	$4,656	$186,841
Chief Financial Officer

Danial J. Tierney(9)	2006	$307,581	$54,331	(10)	19,350	(11)	$76,042	$7,616	$464,920
Executive Vice President

Ashley Dean(12)	2006	$252,059	—		—		$36,238	$7,562	$295,859
Senior Vice President,
ATM Business

Richard B. Stern(13)	2006	$50,000	$25,000		$9,125	(14)	$12,152	—	$96,277
Chief Operating Officer

(1)	Represents the dollar amount of restricted stock awards recognized or “expensed” for each of the Named Executive Officers as compensation costs for financial statement reporting purposes (excluding forfeiture assumptions) in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment”, or FAS 123R, for fiscal 2006. See Note 10 to our financial statements for the assumptions made in connection with these calculations. We recognize compensation expense for grants of restricted shares of common stock over the requisite service period on a straight-line basis.

(2)	The value of each option award is estimated on the date of grant using the Black-Scholes model (excluding forfeiture assumptions) and the assumptions summarized in Note 10 to our financial statements. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period for each separately vesting portion of each award in accordance with Statement of Financial Accounting Standards No. 123R.

(3)	Includes 401(k) contribution match by our company and life insurance premiums paid by or on behalf of the Named Executive Officer.

(4)	Mr. Brotman was appointed President and Chief Executive Officer on March 13, 2006, and appointed Chairman of the Board on September 18, 2006.

(5)	Represents a one time signing bonus awarded to Mr. Brotman on May 3, 2006.

(6)	On May 3, 2006, our Compensation Committee approved a restricted stock award to Mr. Brotman which was granted on May 15, 2006. The award will vest 25% per year beginning May 15, 2007, so that the award will be fully vested in four years. No dividends will be paid on the restricted stock.

(7)	Mr. Tepper resigned on March 13, 2006. We recognized $617,770 of compensation expense in connection with acceleration of vesting of Mr. Tepper’s options as approved by our Compensation Committee. At the time of his resignation, Mr. Tepper forfeited his restricted stock award for 3,000 shares granted on October 20, 2005.

(8)	Includes consulting fees in the amount of $379,397, and the amount of accrued but unused vacation and illness time paid to Mr. Tepper following his resignation.

(9)	Mr. Tierney resigned on January 1, 2007. We recognized $67,338 of compensation expense in connection with the acceleration of vesting of Mr. Tierney’s options as approved by our Compensation Committee.

(10)	Includes a 2005 bonus in the amount of $4,331 paid in 2006.

(11)	Restricted stock award granted on July 25, 2006. Upon Mr. Tierney’s resignation on January 1, 2007, the award vested 100%. No dividends will be paid on the restricted stock.

(12)	Mr. Dean resigned on January 24, 2007.

(13)	Mr. Stern was employed by us on October 1, 2006 as Executive Vice President – Corporate Operations, and was appointed Chief Operating Officer on November 6, 2006.

(14)	Restricted stock award granted on October 4, 2006. The award will vest 33.3% per year beginning October 4, 2007, so that the award will be fully vested in three years. No dividends will be paid on the restricted stock.
2006 Grants of Plan-Based Awards

		All Other
		Stock Awards:	All Other Option	Exercise or	Grant Date Fair
		Number of Shares	Awards:	Base Price of	Value of Stock
	Grant	of Stock or Units	Number of Securities	Option Awards	and Option
Name	Date	(#)	Underlying Options (#)	($/share)	Awards ($)

Jeffrey F. Brotman	5/15/2006	200,000 (1)	—	—	$1,378,000	(2)
Daniel E. O’Brien	—	—	—	—	—
Kenneth L. Tepper	—	—	—	—	—
Danial J. Tierney	7/25/2006	15,000 (1)	—	—	$91,200	(3)
Ashley Dean	—	—	—	—	—
Richard B. Stern	10/4/2006	50,000 (1)	—	—	$109,500	(4)
	10/4/2006	—	50,000	$2.19	$79,540	(5)

(1)	Restricted stock award.

(2)	Grant date fair value excluding forfeiture assumptions was determined pursuant to FAS 123R based on a price per share of $6.89 which was the market value on the grant date, May 15, 2006.

(3)	Grant date fair value excluding forfeiture assumptions was determined pursuant to FAS 123R based on a price per share of $6.08 which was the market value on the grant date, July 25, 2006.

(4)	Grant date fair value excluding forfeiture assumptions was determined pursuant to FAS 123R based on a price per share of $2.19 which was the market value on the grant date, October 4, 2006.

(5)	Value of option computed at $1.59 which was the grant date fair value computed in accordance with FAS 123R.
     Messrs. Brotman’s and Tierney’s restricted stock and options to purchase shares of common stock were issued pursuant to the Omnibus Stock Incentive Plan. Mr. Stern’s restricted stock and options to purchase shares of common stock were issued pursuant to his employment agreement effective October 1, 2006.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
     We provide additional disclosure below of factors relating to the Summary Compensation Table and Grants of Plan-Based Awards Table, including descriptions of the employment agreements of the Named Executive Officers and those who have resigned and terms of their compensation.
     For a description of the material terms of the awards issued to Messrs. Brotman, Tierney and Stern, see “Principal Shareholders,” footnote 2, and see also “Executive Compensation – Outstanding Equity Awards at 2006 Fiscal Year-End,” footnotes 1 and 2.
Employment Contracts of Named Executive Officers
     Mr. Brotman entered into an employment agreement as President and Chief Executive Officer in May 2006. Mr. Brotman’s contract extends through March 12, 2009 with automatic one-year renewal periods unless either party gives notice of non-renewal. The agreement provides for an initial salary of $475,000, with bonuses as determined by the Compensation Committee of our Board of Directors. The agreement provides for termination payments under specified circumstances. For a discussion of the termination provisions of Mr. Brotman’s agreement, see “Executive Compensation – Post Employment Compensation.”
     Mr. Stern entered into an employment agreement as Executive Vice President of Corporate Operations in October 2006. Mr. Stern’s agreement does not provide a term of employment. The agreement provides for a base salary of $300,000. Mr. Stern also is eligible for an annual bonus determined by the Compensation Committee of our Board of Directors targeted to be at least 50% of base salary. The bonus must be not less than $100,000 in the first year of employment. Mr. Stern’s agreement also provided Mr. Stern with 50,000 shares of restricted stock and 50,000 options to acquire common stock to vest over three years, with acceleration of vesting upon a change of control. Mr. Stern is also entitled to termination payments under specified circumstances. For a discussion of the termination provisions of Mr. Stern’s agreement, see “Executive Compensation – Post Employment Compensation.”
     Mr. O’Brien entered into an employment agreement as Chief Financial Officer in August 2005 for a term of one year with automatic one-year renewal periods unless either party gives notice of non-renewal. The agreement provides for a base salary of $135,000, to be reviewed annually. Mr. O’Brien is eligible for incentive compensation upon the achievement of performance criteria to be established by the Compensation Committee of our Board of Directors. Mr. O’Brien also receives use of a leased automobile and is entitled to termination payments under specified circumstances. For a discussion of the termination provisions of Mr. O’Brien’s agreement, see “Executive Compensation – Post Employment Compensation.”
Employment Contracts of Named Executive Officers Who Have Resigned
     Mr. Tepper resigned as our President and Chief Executive Officer on March 13, 2006 which terminated his employment agreement. Mr. Tepper’s employment agreement provided for a base salary of $475,000 and eligibility for incentive and bonus compensation. Mr. Tepper entered into a twelve-month consulting agreement with us beginning March 13, 2006. Under the terms of the consulting agreement, Mr. Tepper received monthly payments from April 2006 until March 2007 of $39,584 for providing consulting services to us.
     Mr. Tierney resigned as our Executive Vice President effective January 1, 2007 which terminated his employment agreement. The employment agreement provided for a base salary of $165,000 and made him eligible for incentive compensation. When Mr. Tierney resigned in January 2007, he entered into a consulting agreement with us to provide consulting services from January 2, 2007 to July 1, 2007. Under the consulting agreement, we pay Mr. Tierney a fee of $85,000 in equal monthly installments of $14,166.67 from January 2007 through and including June 2007, subject to partial acceleration upon the sale of the U.S. photocopy business. Mr. Tierney received an accelerated payment in the amount of $50,000 in February 2007. Mr. Tierney also received a $20,000 bonus upon the sale of the U.S. photocopy business in January 2007 as provided for in his consulting agreement. We paid Mr. Tierney severance totaling $275,000 plus $15,000 as payment for accrued but unused paid time-off.
     Mr. Dean resigned on January 24, 2007 as our Executive Vice President of ATM Operations which terminated his employment agreement. Mr. Dean’s employment agreement provided for a base salary of £100,000 per year, eligibility for bonus compensation and use of an automobile. In connection with Mr. Dean’s employment agreement, Mr. Dean received stock option grants aggregating 15,000 shares of common stock. Mr. Dean was entitled to termination payments under specified circumstances, none of which were triggered by his resignation. For a discussion of those termination provisions, see “Executive Compensation – Post Employment Compensation.”
Post-Employment Compensation
Pension Benefits
     Our Company does not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan.
Nonqualified Deferred Compensation
     We do not provide any nonqualified defined contribution or other deferred compensation plans.

Other Post-Employment Payouts
     Several Named Executive Officers have provisions in their employment contracts that provide for payments in connection with termination.
     Mr. Brotman’s employment contract provides that if we terminate Mr. Brotman without cause upon 90 days written notice or Mr. Brotman terminates his employment within one year after a change of control, we must pay Mr. Brotman an amount equal to the average of his highest three years of base and annual bonus compensation multiplied by 2.99 and he is entitled to all vested stock and stock options (all of which will fully vest upon such termination). These payments are conditioned upon Mr. Brotman’s execution of a separation agreement and general release agreement. If Mr. Brotman is terminated at any time within three months before, or twelve months after the occurrence of a change of control (except for cause), (i) all of his stock options and restricted stock, which pursuant to the terms of the applicable plan vest upon a change of control, will vest upon the date of his termination, and will be exercisable for ten years. In addition, we will pay him an amount equal to the average of his highest three years of base and annual bonus compensation multiplied by 2.99, so long as he executes and does not revoke a separation agreement and general release agreement. The employment contract prohibits Mr. Brotman from competing with us and using or disclosing any confidential information for 24 months following termination of his employment. The employment agreement defines “cause” as (i) breach or neglect of the material and substantial duties that Mr. Brotman is required to perform, including if he performs his duties in an incompetent manner, after notice and an opportunity to cure the breach or neglect; (ii) the reasonable belief of a majority of the Board of Directors that Mr. Brotman has committed a crime of moral turpitude or has entered a plea of nolo contendere (or similar plea) to a charge of such an offense; (iii) use of alcohol in an inappropriate manner or any unlawful controlled substance while performing his duties and such use materially interferes with the material performance of his duties; (iv) any act of criminal fraud, material dishonesty or misappropriation relating to or involving us; (v) violation of a rule(s), regulation(s), policy(ies) or plan(s) governing his performance or express direction(s) of the Board of Directors; (vi) the unauthorized disclosure of confidential information; or (vii) acts in a manner that is materially contrary to our best interests after he is given written notice of his actions, as well as 30 days to cure.
     If Mr. Brotman suffers a disability (defined as the inability, for a period of 13 consecutive weeks or a cumulative period of 120 days out of a consecutive 12 month period, to perform the essential duties of his position due to a disability defined in the Americans with Disabilities Act), we may terminate Mr. Brotman by giving him 30 days written notice of termination. Thereafter, we will have no compensation obligations other than (i) amounts of base compensation accrued through the date of termination, (ii) vested stock and stock options, and (iii) reimbursement of documented expenses incurred by Mr. Brotman before the termination.
     If Mr. Brotman dies during the term of his employment, Mr. Brotman’s employment will terminate as of the date of his death. We will have no other compensation obligations other than (i) amounts of base compensation that have accrued through the date of death, (ii) vested stock and stock options, and (iii) reimbursement of documented expenses incurred by Mr. Brotman through the date of death.
     Additionally, Mr. Brotman may terminate his employment for any reason upon 90 days written notice and we will have no other compensation obligations other than (i) amounts of base compensation accrued through the date of termination, and vested stock and stock options, and (ii) reimbursement of documented expenses incurred by Mr. Brotman before the termination.
     We may terminate Mr. Brotman at any time for cause with not less than ten days written notice. We will have no other compensation obligations other than (i) amounts of base compensation accrued through the date of termination, vested stock and stock options, and (ii) reimbursement of documented expenses incurred by Mr. Brotman before the written notice of termination. In such event, Mr. Brotman would be entitled to elect continued participation in any health, life, accident or disability insurance plans at Mr. Brotman’s expense if the plans allow for continuation at no cost to us.
     If any amounts payable to Mr. Brotman would constitute “excess parachute payments” as that term is defined for purposes of Section 280G of the Internal Revenue Code of 1986, as amended and treasury regulations, we must pay Mr. Brotman an additional sum such that the net amounts retained by Mr. Brotman, after payment of income and withholding taxes, equals the termination amounts payable under his agreement.
     Mr. O’Brien’s employment contract provides that in the event we terminate Mr. O’Brien other than for “cause,” defined as (i) any misappropriation of funds or property, (ii) the conviction of or a plea of guilty or nolo contendere of a felony or any crime involving moral turpitude, (iii) engagement in illegal, immoral or similar conduct tending to place Mr. O’Brien or us, by association, in disrepute, (iv) abuse of alcohol or drugs to an extent it renders him unable or unfit to perform his duties, or (v) his gross dereliction of duty, he will receive a severance package equal to six months pay plus an additional one month’s salary for each year of employment, up to a maximum of 12 months salary, plus (y) all incentive compensation earned but unpaid on or prior to the separation date, plus (z) health insurance for up to a maximum of 12 months. The severance payments are conditioned upon Mr. O’Brien’s execution of a release of claims at the time of termination. The employment agreement also prohibits Mr. O’Brien from using confidential information for a period of five years after his termination for any personal or business purpose and for a period of six months after the termination of employment, is prohibited from competing with us, either directly or indirectly, in the geographical areas where we do business, and he cannot perform services for or own an interest in any business that does so. Mr. O’Brien will not be eligible for severance pay if (a) he voluntarily resigns or retires for any reason other than an involuntary reduction in base salary, (b) he is terminated for cause, (c) he breaches the confidentiality terms of his employment agreement or (d) he fails or refuses to sign the release of claims at the time of termination.
     Mr. Stern’s employment agreement provides that if we terminate Mr. Stern without cause, he will have the right to receive severance equal to one month’s compensation for each month he has been employed by us, with severance not to be less than six months compensation nor greater than 24 months compensation. If Mr. Stern’s employment is terminated upon or in anticipation of a change in control, then Mr. Stern will receive severance of no less than one year’s compensation. Mr. Stern’s 50,000 shares of restricted stock and 50,000 options to acquire common stock that are provided in his employment agreement vest over three years, with acceleration of vesting upon a change in control. “Cause” is defined in Mr. Stern’s employment agreement as (i) a crime of moral turpitude, (ii) use of alcohol in an inappropriate manner or any unlawful controlled substance while performing duties and such use materially interferes with the performance of his duties, (iii) commission of any act of criminal fraud, material dishonesty or misappropriation relating to or involving us or, (iv) he materially violates a rule, regulation, policy or plan governing his employment. “Change in Control” is defined in the employment contract as the direct or indirect sale, lease, transfer, conveyance or other disposition, in one or a series of related transactions, of all or substantially all of our properties or assets.
     Mr. Tierney resigned as Executive Vice President effective January 1, 2007 and entered into a severance agreement and release of claims with us in December 2006. Under this agreement, we paid Mr. Tierney a severance payment totaling $275,000 on January 2, 2007, payment for accrued but unused paid-time-off in the amount of $15,000, and, to the extent not paid to him, salary of $22,917 for December 2006. As provided in the agreement, Mr. Tierney elected to continue health insurance coverage subject to the terms and conditions of our group health insurance plan. Accordingly, we will pay the full health insurance premium for the same plan and at the same coverage and benefit level as provided immediately preceding his termination of employment, for one year from January 2, 2007 or until he becomes covered under another employer’s health insurance plan. The agreement also provided that we will pay or reimburse Mr. Tierney for up to $9,000 for career coaching services. Subsequently, we agreed to increase the fee for those services and paid $20,000 to Joe Meissner d/b/a Executive Capital Partners on March 9, 2007 for such career coaching services. Per the agreement, we took necessary corporate actions to cause the vesting of all unvested restricted stock or stock options held by Mr. Tierney on January 2, 2007 and to extend the time to exercise such options to two years from the termination of his employment or ten years from the date of grant, whichever is shorter. Mr. Tierney irrevocably and unconditionally released and discharged us from any claims he may have had or claimed to have. Mr. Tierney also confirmed that the confidentiality provisions of his former employment agreement will remain in full force and effect and agreed to continue to be bound by the confidentiality provisions.
     Mr. Dean’s employment contract required we give Mr. Dean six month’s written notice, and Mr. Dean to give us two month’s written notice of termination and if there is a change of control, Mr. Dean’s employment was subject to 12 month’s written notice from us. We were required to make a payment in lieu of notice in an amount based on his salary. Mr. Dean resigned on January 24, 2007 and, as a result, did not receive any termination compensation.
     Mr. Dean may also be terminated without notice if (i) he is guilty of dishonesty, serious neglect or gross misconduct, (ii) he expressly or by implication repudiates his employment agreement, (iii) he acts in a way as to bring us into disrepute, (iv) he is convicted of a criminal offense, (iv) he is declared bankrupt or enters into a composition or arrangement for the benefit of his creditors, (vi) he is admitted to a hospital following an order under the Mental Health Act, and (vii) he fails to cure any breach other than those in (i) to (vi) above within 30 days of receipt of written notice requesting such cure.
     Mr. Dean is prohibited for a period of 12 months after termination, to directly or indirectly carry on or be engaged, concerned or interested in any business which is performed within the U.K. and is competitive or likely to be competitive with any business carried on by us. Additionally, for a period of 12 months after termination, Mr. Dean is prohibited from (a) directly or indirectly soliciting the same or similar goods or services supplied by us of any person who was, at any time during the two year period before the date of termination, a customer of our company, and (b) interfering with suppliers of goods or services to us or have any dealings in relation to any person who has at any time during the two-year period before the date of termination, been a supplier of goods or services to our company.
     If a termination event had occurred for these Named Executive Officers as of December 31, 2006, we estimate that the value of the benefits to each would have been as follows:

					Accelerated	Accelerated
		Lump Sum			Vesting of	Vesting of
		Severance			Stock	Option
		Payment(1)	Benefits(2)		Awards	Awards(3)
Name	Reason for Termination	($)	($)		($)	($)
Jeffrey F. Brotman	Termination by Mr. Brotman within one year of change of control	1,324,568	—		428,000 (4)	—
	Termination by Company within three months before or twelve months after change of control (except for cause)	1,324,568	—		428,000 (4)	—
	Termination by Company for cause	—	—		—	—
	Termination by Mr. Brotman for any reason	—	—		—	—

Daniel E. O’Brien	Termination by Company without cause	157,813	12,144		—	—

Richard B. Stern	Termination by Company without cause or other than upon change of control	155,772	—		—	—
	Termination upon change of control	300,000	—		107,000 (4)	—

Danial J. Tierney(5)	Termination by Company without cause or upon change of control	312,917 (6)	15,838	(7)	32,100 (4)	4,250 (8)
	Termination by Company for cause	—	—		—	—
	Termination by Mr. Tierney for any reason	312,917 (6)	15,838	(7)	—	—

Ashley S. Dean(9)	Termination by Company without cause	126,030	—		—	—
	Termination upon change of control	252,059	—		—	—
	Termination by Company for cause	—	—		—	—
	Termination by Mr. Dean for any reason	—	—		—	—

(1)	Based on 2006 base salary and bonus and accrued but unused vacation time at December 31, 2006.

(2)	Represents rates currently in effect for insurance benefits.

(3)	Does not include accelerated options that are “out of the money” at December 31, 2006.

(4)	Represents the value of restricted stock award disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table,” calculated by multiplying the number of shares accelerated by the closing price of our stock on December 29, 2006.

(5)	Mr. Tierney resigned on January 1, 2007 and received salary in the amount of $22,917, accrued vacation and illness time in the amount of $15,000, and severance in the amount of $275,000.

(6)	Represents salary, the amount of accrued but unused vacation and illness time and severance paid to Mr. Tierney following his resignation, per his contract in effect at December 31, 2006.

(7)	Includes insurance benefits and career coaching services, per his contract in effect at December 31, 2006.

(8)	Represents the value of the accelerated options which is calculated by multiplying the number of options (12,500) by the difference between the exercise price ($1.80) and the closing price ($2.14) of our stock on December 29, 2006.

(9)	Mr. Dean resigned on January 24, 2007, and did not receive any termination compensation.

Outstanding Equity Awards at 2006 Fiscal Year-End

	Option Awards				Stock Awards
	Number	Number
	of	of			Number		Market
	Securities	Securities			of		Value of
	Underlying	Underlying			Shares		Shares or
	Unexercised	Unexercised			or Units		Units of
	Options	Options	Option	Option	of Stock That		Stock
	(#)	(#)	Exercise	Expiration	Have Not		That Have
Name	Exercisable	Unexercisable	Price ($)	Date	Vested (#)		Not Vested ($)

Jeffrey F Brotman	—	—	—	—	200,000	(1)	$428,000 (2)

Daniel J. Tierney(3)	10,000	—	$8.00	10/28/2007	15,000	(1)(3)	$32,100 (2)
	20,000	—	$8.00	1/4/2009
	40,000	—	$4.50	11/17/2009
	37,500	12,500	$1.80	7/1/2008
	15,000	—	$12.12	8/31/2009

Ashley Dean(4)	5,000	—	$5.00	6/19/2010	—		—
	1,875	625	$1.80	7/1/2008
	5,000	5,000	$22.90	4/22/2009
	10,000	—	$12.12	8/31/2009

Kenneth I. Tepper(5)	—	—	—	—	—		—

Daniel E. O’Brien(6)	1,875	625	$1.80	7/1/2008	—		—
	5,000	5,000	$11.75	3/2/2009
	5,000	—	$12.12	8/31/2009

Richard B. Stern	—	50,000	$2.19	10/4/2011	50,000	(1)	$107,000 (2)

(1)	Mr. Brotman’s restricted stock will vest 25% on May 15, 2007, May 15, 2008, May 15, 2009, and May 15, 2010. Mr. Stern’s restricted stock will vest 33% on October 4, 2007, October 4, 2008, and October 4, 2009. Mr. Tierney’s restricted stock vested 100% upon his resignation on January 1, 2007.

(2)	Market value at December 29, 2006, based on closing market price of the common stock on December 29, 2006 of $2.14.

(3)	The number of exercisable options and expiration dates for Mr. Tierney are as of December 31, 2006, prior to his resignation on January 1, 2007. His options fully vested on the date of his resignation. Grant expiration dates were amended to be the shorter of two years from date of termination or ten years from date of grant. Mr. Tierney has an additional 12,500 options that will vest and become exercisable on July 1, 2007.

(4)	The number of exercisable options and expiration dates for Mr. Dean are as of December 31, 2006, prior to his resignation on January 24, 2007. All unexercisable options were cancelled upon his resignation. Mr. Dean’s 10,000 exercisable options granted on August 31, 2004 expired on February 23, 2007 and his remaining exercisable options expired on April 24, 2007.

(5)	Mr. Tepper’s options fully vested upon his resignation on March 13, 2006. His options expired three months following the date of his resignation.

(6)	Mr. O’Brien has 625 options that will vest on July 1, 2007, 2,500 options that vested on March 2, 2007, and 2,500 options that will vest on March 2, 2008.
2006 Option Exercises and Stock Vested Table
     The following table sets forth stock options exercised by the Named Executive Officers and each vesting of stock awards during the last fiscal year.

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired	Realized	Acquired	Realized
Name	on Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting ($)
Jeffrey F. Brotman	—	—	—	—
Daniel E. O’Brien	—	—	—	—
Danial J. Tierney	—	—	15,000(1)	$30,750(2)
Ashley Dean	—	—	—	—
Kenneth L. Tepper	197,005(3)	$1,430,325	—	—
Richard B. Stern	—	—	—	—

(1)	Mr. Tierney’s restricted stock award vested upon his resignation on January 1, 2007.

(2)	Represents the value of restricted stock award disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table,” calculated by multiplying the number of shares vested by the closing price of our stock on January 3, 2006.

(3)	On April 11, 2006, Mr. Tepper exercised options to acquire 113,890 shares pursuant to the cashless exercise provisions of his option grants, and received 92,940 shares as a result of such exercise. On April 24, 2006, Mr. Tepper exercised options to acquire 142,500 shares pursuant to the cashless exercise provisions of his option grants, and received 104,065 shares as a result of such exercise.
2006 Director Compensation

	Fees Earned
	or Paid in Cash	Total
Name(1)	($)	($)
Nancy L. Alperin	39,000	39,000
Tony C. Banks	20,667	20,667
Daniel G. Cohen(2)	112,500	112,500
Edward E. Cohen	150,000	150,000
Alan D. Schreiber	44,000	44,000
Harmon S. Spolan	45,000	45,000
John S. White(3)	—	—

(1)	Mr. Brotman, a director and Chairman, has been omitted from this table since he does not receive separate compensation for serving on our Board of Directors.

(2)	During the first nine months of 2006 when Mr. Cohen served as a director, he was paid a retainer of $112,500 representing the prorated amount of his annual retainer.

(3)	Mr. White joined our Board of Directors on January 4, 2007.
     As Chairman of the Board of Directors with continuing responsibility in the areas of strategic planning and corporate governance, Mr. Daniel G. Cohen entered into a retainer agreement with us in November 2005 that provided for an annual retainer payment of $150,000 for 2006. Mr. Cohen resigned as Chairman in September 2006. The actual amount of his retainer payment for 2006 represents the prorated portion of his annual retainer for the period of his 2006 service. Mr. E. Cohen, as Chairman of the Executive Committee of the Board of Directors, has the responsibility for Board of Directors oversight between meetings of the Board of Directors and, in connection with this responsibility, is paid a retainer of $150,000 per year.
     Except for the Chairman of the Executive Committee of the Board of Directors, members of the Board of Directors are paid an annual retainer of $25,000 and receive $1,000 for each formal meeting of the Board of Directors or a committee they attend. The Chairmen of the Audit, Compensation and Investment Committees are paid an additional retainer of $5,000 per year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans

			Number of securities remaining
			available for future issuance under
	Number of securities to be issued	Weighted-average exercise price of	equity compensation plans
	upon exercise of outstanding	outstanding options, warrants and	(excluding shares reflected in
	options, warrants and rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1996 Restated Stock Incentive Plan	633,125	$6.16	—
Omnibus Stock Incentive Plan	258,040	(1)	840,735
Equity compensation plans not approved by security holders:
2001 Nonqualified Stock Option Plan	25,000	$12.12	—

Total	916,165		840,735

(1)	All 258,040 shares outstanding under the Omnibus Stock Incentive Plan are restricted stock awards.
Principal Shareholders
     The following table sets forth the number and percentage of shares of common stock beneficially owned, as of April 23, 2007, by each of our directors and executive officers, all of our directors and executive officers as a group and other persons who beneficially own more than 5% of outstanding voting securities. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares issuable pursuant to options or warrants exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such persons.

		Percent
Beneficial Owner	Number(1)(2)	of Class
GSO Funds(3)	2,019,445	9.9%
280 Park Avenue New York, NY 10017

Peninsula Capital Management, LP(4)	2,051,395	10.1%
235 Pine Street, Suite 1818 San Francisco, CA 94104

Elliott Associates, L.P.(5)	1,910,000	9.4%
712 Fifth Avenue, 36th Floor New York, NY 10019

Lance Laifer(6)	1,109,004	5.5%
112 West 27th Street New York, NY 10001

Edward E. Cohen(7)	1,097,066	5.3%
1845 Walnut Street, 10th Floor Philadelphia, PA 19103

		Percent
Beneficial Owner	Number(1)(2)	of Class
Kenneth L. Tepper(8)	336,915	1.7%
430 N. Ithan Avenue Bryn Mawr, PA 19010

Jeffrey F. Brotman	200,021	1.0%
5208 N.E. 122nd Avenue Portland, OR 97230

Danial J. Tierney(9)	150,000	*
P. O. Box 1177 Brush Prairie, WA 98606

Richard B. Stern	50,000	*
208 N.E. 122nd Avenue Portland, OR 97230

Alan D. Schreiber, M.D.	41,800	*
821 Westview Street Philadelphia, PA 19119

Harmon S. Spolan	21,000	*
1900 Market Street, 4th Floor Philadelphia, PA 19103

Nancy Alperin	19,000	*
1736 Pine Street, Suite 100 Philadelphia, PA 19103

Daniel E. O’Brien	14,375	*
5208 N.E. 122nd Avenue Portland, OR 97230

Ashley S. Dean(10)	2,203	*
1A Meadowbrook, Maxwell Way Crawley, West Sussex RH10 95A

Jon S. Pitcher	—	—
5208 N.E. 122nd Avenue Portland, OR 97230

Tony C. Banks	—	—
4263 Wedgewood Drive Copley, OH 44321

John S. White	—	—
1385 York Avenue Apartment 25C New York, NY 10021

Directors and executive officers as a group (10 persons)	1,443,262	7.0%

*	Represents less than 1 percent.

(1)	The number of common shares that may be obtained upon exercise of options that are currently exercisable or exercisable within 60 days of April 23, 2007 are as follows: Mr. Edward E. Cohen 302,500 shares; Ms. Nancy Alperin 15,000 shares; Mr. Harmon S. Spolan 15,000 shares; Mr. Daniel E. O’Brien 14,375 shares, and Dr. Alan D. Schreiber 10,000 shares; and all executive officers and directors as a group, 356,875 shares.

(2)	On May 15, 2006, Mr. Jeffrey F. Brotman received an award of 200,000 shares of restricted common stock. The award will vest 25% per year beginning May 15, 2007, so that the award will be fully vested in four years. On July 25, 2006, Mr. Daniel J. Tierney received an award of 15,000 shares of restricted common stock. Upon Mr. Tierney’s resignation on January 1, 2007, the award vested 100%. On October 4, 2006, Mr. Richard B. Stern received an award of 50,000 shares of restricted common stock. The award will vest 33.3% per year beginning October 4, 2007, so that the award will be fully vested in three years. The restricted stock awarded, whether or not vested, carries with it all stockholder rights, including the right to vote the shares. These shares are included in the number of shares reported as beneficially owned by Messrs. Brotman, Stern and Tierney. No dividends will be paid on the restricted stock.

(3)	This information is based upon a Schedule 13G dated January 30, 2007, and filed with the Securities and Exchange Commission (“SEC”). Each of GSO Credit Opportunities Fund (Helios), L.P., GSO Special Situations Overseas Benefit Plan Fund Ltd., GSO Special Situations Overseas Fund, Ltd. and GSO Domestic Capital Funding LLC, which are collectively referred to as the GSO Funds, holds warrants, which are collectively exercisable for the aggregate amount of 3,072,074 shares of common stock. GSO Special Situations Fund LP owns 100% of the equity in Domestic Capital Funding LLC. GSO Capital Partners LP is the investment manager to each of the GSO Funds and GSO Special Situations Fund LP and is therefore vested with investment discretion with respect to the warrants and the shares of common stock issuable upon exercise of the warrants. GSO LLC is the general partner of GSO Capital Partners LP, and in that capacity, directs its operations. Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover are the managing members of GSO LLC, and in that capacity, directs its operations. As such, each of the GSO Funds, Special Situations Fund LP, GSO Capital Partners LP, GSO LLC, Mr. Goodman, Mr. Smith and Mr. Ostrover, which are collectively referred to as the Reporting Persons, may be deemed a beneficial owner of the warrants and the shares of common stock issuable upon exercise of the warrants held by the GSO Funds. The number of shares reflected is equal to 9.99% of our issued and outstanding shares of common stock, as each of the warrants provides that in no event shall the holder of any warrant be entitled to exercise such warrant for any number of shares that, upon giving effect to such exercise, would cause the aggregate number of shares of our common stock owned by the reporting persons to exceed 9.99% of our outstanding shares of common stock following such exercise. The total number of shares for which the warrants are exercisable, absent the foregoing limitation, is 3,072,074.

(4)	This information is based upon a Schedule 13G dated February 5, 2007, and filed with the SEC, reporting that Peninsula Capital Management, LP has sole voting and sole dispositive power with respect to no shares, and shared voting and shared dispositive power with respect to 1,091,395 shares, and that Peninsula Master Fund, Ltd. has sole voting and sole dispositive power with respect to no shares, and shared voting and shared dispositive power with respect to 960,000 shares. Peninsula Capital Management, LP may be deemed to be the beneficial owner of such securities by virtue of its role as the investment manager of Peninsula Master Fund, Ltd. and the general partner of other investment funds which own such securities.

(5)	This information is based upon a Schedule 13G dated June 23, 2006, and filed with the SEC. Of these shares, 764,000 shares are owned by Elliot Associates, L.P. and 1,146,000 shares are owned by its wholly-owned subsidiaries Elliott International, L.P. and Elliott International Capital Advisors Inc.

(6)	Based on information as of April 30, 2007 received from Mr. Lance Laifer, as sole director and principal stockholder of Laifer Capital Management, Inc., Mr. Laifer is the beneficial owner of 1,109,004 shares of common stock. Laifer Capital Management, Inc., has the sole power (i) to vote and to direct the voting of and (ii) to dispose and direct the disposition of 414,914 shares of common stock beneficially owned by Hilltop Partners, L.P., and sole power (i) to vote and to direct the voting of and (ii) to dispose and direct the disposition of 213,266 shares of common stock beneficially owned by Hilltop Offshore #2. Laifer shares with various Wolfson family entities the power to dispose and direct the disposition of 480,824 shares of common stock beneficially owned by the Wolfson entities. The Wolfson entities retain the sole power to vote and direct the voting of the shares of common stock owned by them. Mr. Laifer resigned from the Board of Directors on April 7, 2006.

(7)	Consists of 3,000 shares of common stock held directly, 37,522 shares held by a defined benefits plan of which Mr. Cohen is a beneficiary (with respect to which he disclaims beneficial ownership), 40,954 shares of common stock owned by individual retirement accounts for the benefit of Mr. Cohen and his spouse, 312,646 shares of common stock owned by a charitable foundation of which Mr. Cohen and his spouse are trustees (with respect to which he disclaims beneficial ownership), 400,444 shares of common stock held by a limited partnership of which Mr. Cohen and his spouse are the sole shareholders, officers and directors of the general partner and are the sole limited partners, (with respect to which he disclaims beneficial ownership), and 302,500 shares acquirable upon exercise of options held by him.

(8)	Mr. Tepper resigned on March 13, 2006.

(9)	Mr. Tierney resigned on January 1, 2007.

(10)	Mr. Dean resigned on January 24, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     In determining whether and to what extent we use service providers that have a relationship with any of our officers, directors or major shareholders, the Board of Directors assesses whether such service providers have experience, expertise or knowledge that are required or which would be inefficient and costly to replace. In all cases, we pay fair market value for any services provided by such parties, and any of our officers or directors who may have a relationship with such parties do not participate in the decision to retain such service providers or in their payment.
     In 2006, the law firm of Wolf, Block, Schorr & Solis-Cohen LLP provided legal services to us. Mr. Hersh Kozlov, who was one of our directors until his resignation on December 29, 2006, is a partner of such firm. Fees paid to such firm were $279,000 in 2006.
     In 2006, the law firm of Ledgewood, P.C., provided legal services to us. Mr. Jeffrey F. Brotman, our President, Chief Executive Officer and Chairman of the Board, was the President and Managing Partner of the law firm from 1992 to March 2006. Mr. Brotman remains of counsel at Ledgewood. Fees paid to such firm were $506,000 in 2006.
Director Independence
     The Board of Directors currently consists of seven directors, five of whom the Board of Directors has determined are independent within the meaning of NASD Rules 4200(a)(15) and 4350(d). The independent directors are Ms. Alperin, and Messrs. Schreiber, Spolan, Banks and White. Hersh Kozlov and Daniel G. Cohen also served as directors during 2006. Mr. Kozlov was an independent director within the meaning of NASD Rules 4200(a)(15) and 4350(d). Messrs. Banks and White replaced Messrs. Cohen and Kozlov. The standing committees of the Board of Directors are the Audit Committee, Compensation Committee, Executive Committee and Investment Committee. The Board of Directors as a group fulfills the nominating committee functions and nominees must be approved by a majority of the independent directors of our Board of Directors. The members of the Audit Committee and Compensation Committee meet the independence standards set forth in the Nasdaq listing standards.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     We incurred the following fees for services performed by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), for fiscal years 2006 and 2005:
     Audit Fees: The aggregate fees billed by PwC for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2006, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2006, and assistance with the review of documents filed with the SEC were $1,911,000. Audit fees for 2006 also included the audit of management’s report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Fees billed by PwC for the audit of our annual financial statements for 2005, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2005, and for assistance with review of documents filed with the SEC for 2005 were $1,858,000. Audit fees for 2006 and 2005 include fees billed in connection with the audit of the statutory financial statements of our United Kingdom subsidiaries.
     Audit-Related Fees: The aggregate fees billed by PwC for audit-related services were $22,000 in 2006 and $339,000 in 2005. Audit-related services include audits of TRM Inventory Funding Trust, the vehicle that provides us with cash to supply our ATMs, and financial due diligence on prospective acquisitions.

     Tax Fees: The aggregate fees billed by PwC for professional tax services were $135,000 in 2006 and $261,000 in 2005. Professional tax services during 2006 and 2005 consisted of compliance, planning and advice relating to United States, United Kingdom and Canadian taxes.
     All Other Fees: None.
     The entirety of services provided by our independent registered public accounting firm for 2006 were provided by full-time employees of PwC.
     PwC did not provide us with any non-audit services during 2006.
     Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the audit committee of that company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions as set forth in Rule 2-01(c)(7)(i)(C) under the Exchange Act are met. All of the audit-related and tax services described above were pre-approved by the audit committee and, therefore, were not provided pursuant to a waiver of the pre-approval requirements set forth in such rule.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report

1.	Financial Statements
2.	Financial Statement Schedules:
II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:
          (a) The exhibits listed below are filed as part of this report

Exhibit
Number
2.1	Share Purchase Agreement dated May 18, 2006 between TRM Copy Centers (USA) Corporation, and Digital 4 Convenience PLC

2.2	Asset Purchase Agreement dated December 14, 2006 between TRM (Canada) Corporation, EZEE ATM LP, and TRM Corporation

2.3	Asset Purchase Agreement dated December 13, 2006, by and among Skyview Capital, LLC, TRM Copy Centers, LLC, TRM Corporation, and TRM Copy Centers (USA) Corporation

2.4	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited

3.1	(a) Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

(b) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.5	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2006)

Exhibit
Number
4.6	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on November 22, 2006)

4.7	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on November 22, 2006)

4.8	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on November 22, 2006)

10.1	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003)

10.2	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)

10.3	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)

	b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

	c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.4	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])
10.5	Form of Stock Option Agreements:
a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)
10.6	Employment Agreements:
a)	Employment Agreement dated August 12, 2005, with Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.7(f) of Form 10-Q for the period ended June 30, 2005)

b)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

c)	Employment Agreement dated September 15, 2006, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.7(l) of Form 10-Q filed for the quarter ended September 30, 2006)

d)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney

Exhibit
Number
		e)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney

		f)	Employment Agreement dated April 1, 2004, with Ashley S. Dean (incorporated herein by reference to Exhibit 10.6(e) of Form S-3 filed on June 23, 2004)

		g)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

10.7	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)

	b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)

	c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corporation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)

10.8	a)	Loan and Servicing Agreement dated March 17, 2000 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

	b)	Third Amendment to Loan and Servicing Agreement dated as of April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

	c)	Fourth Amendment to Loan and Servicing Agreement dated as of July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

	d)	Fifth Amendment to Loan and Servicing Agreement dated as of April 23, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

	e)	Sixth Amendment to Loan and Servicing Agreement dated as of May 28, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association,

	f)	Seventh Amendment to Loan and Servicing Agreement dated as of July 21, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

	g)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

	h)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 (c) of Form 10-K for the fiscal year ended December 31, 2004)

	i)	Tenth Amendment to Loan and Servicing Agreement dated as of July 21, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, as Collateral Agent

	j)	Forbearance Agreement dated March 28, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2006)

Exhibit
Number
	k)	Eleventh Amendment to Loan and Servicing Agreement dated as of June 1, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

	l)	Twelfth Amendment to Loan and Servicing Agreement dated as of September 30, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2007)

	m)	Thirteenth Amendment to Loan and Servicing Agreement dated as of January 31, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

10.9	a)	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

	b)	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

10.10	a)	Credit Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.8 of Form 10-Q filed for the quarter ended June 30, 2006)

	b)	Second Lien Loan Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.9 of Form 10-Q filed for the quarter ended June 30, 2006)

	c)	Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006 (incorporated herein by reference to Exhibit 10.10 of Form 10-Q filed for the quarter ended June 30, 2006)

	d)	First Amendment to Credit Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, as Borrowers, the subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent and as a Lender and GSO Origination Funding Partners, LP, as a Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 22, 2006)

	e)	Amended and Restated Second Lien Loan Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, GSO Origination Funding Partners LP, and the other lenders identified therein (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 22, 2006)

	f)	Supplemental Deed Amending a Facility Agreement dated November 2006, by and among TRM (ATM) Limited, GSO Luxembourg Onshore Funding SarL, Wells Fargo Foothill, Inc. and TRM Corporation (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 22, 2006)

	g)	Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number
31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on May 23, 2007.

TRM CORPORATION
By:	/s/ Jeffrey F. Brotman
Jeffrey F. Brotman
President and Chief Executive Officer

POWER OF ATTORNEY
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on May 23, 2007 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Jeffrey F. Brotman	President and Chief Executive Officer
Jeffrey F. Brotman	(Principal Executive Officer)

/s/ Daniel E. O’Brien	Chief Financial Officer
Daniel E. O’Brien	(Principal Financial Officer)

/s/ Jon S. Pitcher	Principal Accounting Officer
Jon S. Pitcher	(Principal Accounting Officer)

/s/ Nancy Alperin	Director
Nancy Alperin

/s/ Tony C. Banks	Director
Tony C. Banks

/s/ Edward E. Cohen	Director
Edward E. Cohen

/s/ Alan D. Schreiber	Director
Alan D. Schreiber

/s/ Harmon S. Spolan	Director
Harmon S. Spolan

/s/ Richard B. Stern	Director
Richard B. Stern(1)

/s/ John S White	Director
John S. White

(1)	Richard B. Stern was appointed to the Company’s Board of Directors on May 21, 2007.

EXHIBIT INDEX

Exhibit
Number
2.1	Share Purchase Agreement dated May 18, 2006 between TRM Copy Centers (USA) Corporation, and Digital 4 Convenience PLC

2.2	Asset Purchase Agreement dated December 14, 2006 between TRM (Canada) Corporation, EZEE ATM LP, and TRM Corporation

2.3	Asset Purchase Agreement dated December 13, 2006, by and among Skyview Capital, LLC, TRM Copy Centers, LLC, TRM Corporation, and TRM Copy Centers (USA) Corporation

2.4	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited

3.1	(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to
Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

	(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of
Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.5	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2006)

4.6	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on November 22, 2006)

4.7	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on November 22, 2006)

4.8	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on November 22, 2006)

10.1	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003)

10.3	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)

Exhibit
Number
	b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

	c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.4	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.5	Form of Stock Option Agreements:

		a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

		b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

		c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.6	Employment Agreements:

		f)	Employment Agreement dated August 12, 2005, with Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.7(f) of Form 10-Q for the period ended June 30, 2005)

		g)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

		h)	Employment Agreement dated September 15, 2006, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.7(l) of Form 10-Q filed for the quarter ended September 30, 2006)

		i)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney

		j)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney

		f)	Employment Agreement dated April 1, 2004, with Ashley S. Dean (incorporated herein by reference to Exhibit 10.6(e) of Form S-3 filed on June 23, 2004)

		g)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

10.7	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)

	b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)

	c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corporation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)

10.8	a)	Loan and Servicing Agreement dated March 17, 2000 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

Exhibit
Number
	b)	Third Amendment to Loan and Servicing Agreement dated as of April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

	c)	Fourth Amendment to Loan and Servicing Agreement dated as of July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

	d)	Fifth Amendment to Loan and Servicing Agreement dated as of April 23, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

	e)	Sixth Amendment to Loan and Servicing Agreement dated as of May 28, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association,

	f)	Seventh Amendment to Loan and Servicing Agreement dated as of July 21, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

	g)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

	h)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 (c) of Form 10-K for the fiscal year ended December 31, 2004)

	i)	Tenth Amendment to Loan and Servicing Agreement dated as of July 21, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, as Collateral Agent

	j)	Forbearance Agreement dated March 28, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2006)

	k)	Eleventh Amendment to Loan and Servicing Agreement dated as of June 1, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

	l)	Twelfth Amendment to Loan and Servicing Agreement dated as of September 30, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2007)

	m)	Thirteenth Amendment to Loan and Servicing Agreement dated as of January 31, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

10.9	a)	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

	b)	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

Exhibit
Number
10.10	a)	Credit Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.8 of Form 10-Q filed for the quarter ended June 30, 2006)

	b)	Second Lien Loan Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.9 of Form 10-Q filed for the quarter ended June 30, 2006)

	c)	Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006 (incorporated herein by reference to Exhibit 10.10 of Form 10-Q filed for the quarter ended June 30, 2006)

	d)	First Amendment to Credit Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, as Borrowers, the subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent and as a Lender and GSO Origination Funding Partners, LP, as a Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 22, 2006)

	e)	Amended and Restated Second Lien Loan Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, GSO Origination Funding Partners LP, and the other lenders identified therein (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 22, 2006)

	f)	Supplemental Deed Amending a Facility Agreement dated November 2006, by and among TRM (ATM) Limited, GSO Luxembourg Onshore Funding SarL, Wells Fargo Foothill, Inc. and TRM Corporation (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 22, 2006)

	g)	Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

Schedule II – Valuation and Qualifying Accounts
Years ended December 31, 2004, 2005 and 2006
(In thousands)

		Additions	Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other	Deductions -			End of
	of Period	Expenses	Accounts	Write Offs	Reclassifications		Period

Year ended December 31, 2004
Allowance for deferred taxes	$1,600	$—	$—	$(350)	$—		$1,250
Allowance for doubtful accounts	256	31	436 (1)	(191)	—		532

Year ended December 31, 2005
Allowance for deferred taxes	1,250	—	—	(34)	—		1,216
Allowance for doubtful accounts	532	1,832	—	(622)	—		1,742

Year ended December 31, 2006
Allowance for deferred taxes	1,216	41,332	—	—	(4,899	)(2)	37,649
Allowance for doubtful accounts	1,742	912	—	(1,140)	(1,046	)(2)	468

[1]	Allowance recorded in connection with eFunds Corporation acquisition (see Note 5)

[2]	Reclassified as assets held for sale