Form 10-Q
period 2007-03-31
TRM CORP
filed 2007-07-19
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
YES ☐       NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,193,589 shares of common stock outstanding at June 12, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. EXHIBITS
SIGNATURE
Asset Purchase Agreement
Retainer Agreement
Employment Agreement
Certification of Chief Executive Officer Section 302
Certification of Chief Financial Officer Section 302
Certification of Principal Accounting Officer Section 302
Certification of Chief Executive Officer Section 906
Certification of Chief Financial Officer Section 906
Certification of Principal Accounting Officer Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	December 31,	March 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$4,784	$4,513
Restricted cash	—	4,563
Accounts receivable, net	4,328	4,776
Income taxes receivable	215	215
Inventories	674	585
Prepaid expenses and other	1,579	1,146
Deferred financing costs	5,270	224
Restricted cash – TRM Inventory Funding Trust	73,701	70,690
Assets held for sale	106,081	464

Total current assets	196,632	87,176
Equipment, less accumulated depreciation and amortization	11,646	8,516
Goodwill	16,748	16,748
Intangible assets, less accumulated amortization	585	482
Other assets	833	860

Total assets	$226,444	$113,782

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,988	$6,991
Income taxes payable	67	66
Accrued expenses	8,744	13,152
Term loans and line of credit	99,318	2,027
TRM Inventory Funding Trust note payable	71,697	68,462
Liabilities related to assets held for sale	13,437	100

Total current liabilities	199,251	90,798

Minority interest	1,500	1,500

Commitments and contingencies (notes 10 and 11)

Shareholders’ equity:
Common stock, no par value -
50,000 shares authorized; 17,142 shares issued and outstanding (17,126 at December 31, 2006)	135,595	135,751
Additional paid-in capital	63	63
Accumulated other comprehensive income -
Accumulated foreign currency translation adjustment	4,692	2,558
Accumulated deficit	(114,657)	(116,888)

Total shareholders’ equity	25,693	21,484

Total liabilities and shareholders’ equity	$226,444	$113,782

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
Three months ended March 31, 2006 and 2007
(Unaudited)
(In thousands, except per share data)

	2006	2007
Sales	$29,517	$22,899
Less discounts	16,986	14,268

Net sales	12,531	8,631
Cost of sales:
Cost of vault cash	1,429	1,445
Other	4,244	4,442

Gross profit	6,858	2,744
Selling, general and administrative expense (including non-cash stock compensation of $83 in 2006 and $80 in 2007)	7,637	5,301
Restructuring charges (Note 12)	—	963
Equipment write-offs	45	3

Operating loss	(824)	(3,523)
Interest expense and amortization of debt issuance costs	—	35
Loss on early extinguishment of debt	—	4,035
Other expense, net	47	138

Loss from continuing operations before benefit from income taxes	(871)	(7,731)
Benefit from income taxes	(334)	—

Loss from continuing operations	(537)	(7,731)
Discontinued operations:
Income (loss) from operations, including gains on sales in 2007	(1,077)	5,500
Benefit from income taxes	(115)	—

Income (loss) from discontinued operations	(962)	5,500

Net loss	$(1,499)	$(2,231)

Weighted average common shares outstanding	16,871	17,137
Basic and diluted income (loss) per share:
Continuing operations	$(.03)	$(.45)
Discontinued operations	(.06)	.32

Net loss	$(.09)	$(.13)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(In thousands)

					Accumulated
				Additional	other
	Comprehensive	Common		paid-in	comprehensive	Accumulated
	income	Shares	Amounts	capital	income	deficit	Total
Balances, December 31, 2006		17,126	$135,595	$63	$4,692	$(114,657)	$25,693
Comprehensive loss:
Net loss	$(2,231)	—	—	—	—	(2,231)	(2,231)
Other comprehensive income (loss) -
Foreign currency translation adjustment:
Recognized in income	(2,622)	—	—	—	(2,622)	—	(2,622)
Current period adjustment	488	—	—	—	488	—	488

Comprehensive loss	$(4,365)

Other capital additions		—	53	—	—	—	53
Exercise of stock options		16	23	—	—	—	23
Stock option expense		—	(23)	—	—	—	(23)
Restricted stock expense		—	103	—	—	—	103

Balances, March 31, 2007		17,142	$135,751	$63	$2,558	$(116,888)	$21,484

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2007
(Unaudited)
(In thousands)

	2006	2007
Operating activities:
Net loss	$(1,499)	$(2,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges and asset write-downs	—	2,701
Depreciation and amortization	5,337	1,302
Non-cash stock compensation	83	80
Loss on disposal of equipment	230	4
Provision for doubtful accounts	50	—
Loss on early extinguishment of debt	—	4,035
Gain on sale of discontinued operations	—	(7,181)
Cumulative foreign currency translation adjustments recognized in income	—	(2,622)
Changes in items affecting operations, net of effects of business dispositions:
Restricted cash	—	(4,563)
Accounts receivable	(467)	(398)
Inventories	688	191
Income tax receivable	(87)	—
Prepaid expenses and other	(585)	583
Accounts payable	(407)	1,202
Income taxes payable	—	(1)
Accrued expenses	(6,679)	2,716
Deferred income taxes	(431)	—

Total operating activities	(3,767)	(4,182)

Investing activities:
Proceeds from sale of equipment	21	12
Capital expenditures	(963)	(33)
Proceeds from sale of discontinued operations	—	99,169
Acquisition of intangible and other assets	(164)	(61)

Total investing activities	(1,106)	99,087

Financing activities:
Borrowings on notes payable	6,254	1,118
Repayment of notes payable	(7,745)	(98,409)
Principal payments on capital lease obligations	(275)	(26)
Decrease (increase) in restricted cash – TRM Inventory Funding Trust	(3,488)	3,011
Proceeds (repayments) of TRM Inventory Funding Trust note, net	3,530	(3,234)
Proceeds from exercise of stock options	2	23
Other capital additions	—	53
Other	(13)	—

Total financing activities	(1,735)	(97,464)

Effect of exchange rate changes	70	(1,014)

Net decrease in cash and cash equivalents	(6,538)	(3,573)
Beginning cash and cash equivalents, including $3,302 classified as assets held for sale at December 31, 2006	9,708	8,086

Ending cash and cash equivalents	$3,170	$4,513

Supplemental cash flow information:
Payments:
Cash paid for interest	$1,959	$975
Cash paid for income taxes	$133	$—
See accompanying notes to consolidated financial statements.

TRM Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Interim Financial Data
     The consolidated financial statements of TRM Corporation and its subsidiaries included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2007.
     We incurred a net loss of $120.1 million in the year ended December 31, 2006 and a loss from continuing operations of $7.7 million in the three months ended March 31, 2007. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006, we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During January 2007, we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy business and used $98.4 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining balance of principal plus accrued interest of $2.0 million. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
     In connection with the sales of our ATM businesses in Canada, the United Kingdom and Germany, and our photocopy business in the United States in January 2007, we have made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices may be subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing.
     In November 2006 we announced the implementation of a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. Subsequent to that announcement, we have sold operations that accounted for approximately 61% of our net sales in 2006. In connection with our restructuring plan and the sales of a substantial part of our operations, we have reduced our number of employees from 364 as of December 31, 2006 to 79 as of May 31, 2007, and we anticipate additional staff reductions during the remainder of the second and third quarters of 2007.
     We expect to be able to refinance the outstanding balances under our financing agreement and have begun initial efforts to do so. However, we can provide no assurance that we will be able to do so.
     If we are unable to refinance our debt, obtain additional financing to pay claims under the agreements for sales of businesses in January 2007, if necessary, or get our lenders to agree to any further forbearance from calling our loans, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.
2. Financial Statement Reclassifications
     Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ equity or previously reported net income. As discussed in Note 10 we have reclassified the results of operations of our Canadian, United Kingdom and United States photocopier operations and our Canadian, United Kingdom and German ATM operations to discontinued operations for all periods presented.
3. Net Loss Per Share
     Basic and diluted net loss per share are based on the weighted average number of shares outstanding during each period, with diluted net loss per share including the effect of potentially dilutive securities. For diluted net loss per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. For the three months ended March 31, 2006, our stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three months ended March 31, 2007 our stock options, warrants and shares of unvested restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

4. Inventories:

	December 31,	March 31,
	2006	2007
	(in thousands)
Parts	$605	$485
ATMs held for resale	69	100

	$674	$585

5. Equipment:

	December 31,	March 31,
	2006	2007
	(in thousands)
Photocopiers	$6,771	$—
ATMs	11,267	11,027
Furniture and fixtures	1,307	1,283
Computer equipment	7,116	6,912

	26,461	19,222
Accumulated depreciation and amortization	(14,815)	(10,706)

	$11,646	$8,516

6. Term Loans and Line of Credit:

	December 31,	March 31,
	2006	2007
	(in thousands)
Term loans	$92,808	$2,027
Lines of credit	6,510	—

	$99,318	$2,027

     As of September 30, 2006, our financial performance caused us to not be in compliance with certain covenants in our credit agreements pursuant to which we then owed $94.9 million. Our lenders had the right to seek to accelerate the loans under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rates on our loans were increased. The increased interest cost was deferred and added to principal. In addition, the maturity dates of the loans were changed so that a total of $69.9 million was due on or before February 28, 2007. The financial covenants were modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non cash expenses which we refer to as adjusted EBITDA, and to limit capital expenditures. As of March 31, 2007, we were not in compliance with either of these covenants. On May 15, 2007, we received a waiver of the violations of our adjusted EBITDA covenant for the months ended December 31, 2006, January 31, 2007, February 28, 2007 and March 31, 2007. Our lenders have not taken any action with regard to our violation of the capital expenditure limits. We also granted warrants to the holders of our Term Loan B to purchase 3.1 million shares of our common stock at a price of $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007.

However, because we filed our Annual Report on Form 10-K for 2006 and our Quarterly Report on Form 10-Q for the first quarter of 2007 late, we have not yet been able to file the registration statement. Under the terms of a registration rights agreement, the warrant holders can seek damages due to our inability to file the registration statement. Because the present value of the cash flows under the terms of the revised debt instruments were less than 10% different than the present value of the remaining cash flows under the terms of the original instruments, we accounted for the restructuring of our loans as a modification of the previously outstanding debt. Accordingly, we charged to expense the legal fees we incurred and recorded the fair value of the warrants and loan fees as deferred financing costs.
     We estimated the total fair value of the warrants issued to the holders of Term Loan B to be $2.8 million using the Black-Scholes valuation model. We recorded the fair value of the warrants and $1.0 million of loan fees incurred from our lenders in connection with the restructuring of our loans in November 2006 as additional deferred financing costs. These costs, together with $2.8 million of previously unamortized deferred financing costs associated with the credit facility established in June 2006, aggregated $6.6 million. In connection with the early payment of most of our debt in January 2007, substantially all of the remaining unamortized deferred financing costs was charged to expense as a loss on early extinguishment of debt in the first quarter of 2007.
     Because we are uncertain whether we can comply with all of the terms of the restructured loan agreement, the balance of the loan has been classified as a current liability on our balance sheet.
     As discussed further in Note 10, during January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy business and used $98.4 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners LP and other lenders. Following these payments the only remaining balance under our term loans and line of credit is $2.0 million on our Term Loan B which is due in June 2012.
     In January 2007 we entered into an amendment to our United States vault cash agreement which, among other changes, extended the facility for five years and reduced the facility size to $100 million. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. Therefore, the Trust’s debt is classified as a current liability and the vault cash is classified as a current asset on our consolidated balance sheet.
7. Stock-based Compensation
     In the first quarter of 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.” As a result of this adoption, we now record the grant date fair value of share-based compensation arrangements, net of estimated forfeitures, as compensation expense over the underlying service periods. Stock-based compensation expense, which is included in selling general and administrative expense during the three months ended March 31, 2006 and 2007 was as follows (in thousands):

	2006	2007
Option grants	$36	$(23)
Restricted shares	47	103

Total stock-based compensation expense	$83	$80

     A summary of stock option activity during the three months ended March 31, 2007 follows:

	Number of	Weighted average
	shares	exercise price
Outstanding January 1, 2007	658,125	$6.39
Options granted	—	—
Options exercised	(17,500)	1.56
Options forfeited	(36,250)	11.02

Outstanding March 31, 2007	604,375	6.25

     As of March 31, 2007, options to purchase 536,625 shares of common stock at a weighted average exercise price of $6.73 per share were vested and exercisable.
     As of December 31, 2006, 258,040 unvested shares of restricted stock were outstanding. During the three months ended March 31, 2007, no new shares of restricted stock were granted, none vested and none were forfeited.
8. Provision for Income Taxes
     Our effective tax rate for the first quarter of 2006 was 38.3%, resulting in a tax benefit attributed to continuing operations of $334,000. We have recorded no benefit from our losses for the first quarter of 2007 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. As of March 31, 2007, we have net operating losses of $7.7 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2027, and our Canadian subsidiary has net operating loss carryforwards of $9.4 million available to offset future taxable income in Canada which expire in the years 2009 through 2016.
9. Segment Reporting
     For the three months ended March 31, 2006, we disclosed information about two reportable segments – Automated Teller Machines (“ATM”) and Photocopy. Because of changes in our internal reporting practices, in our financial statements for the three- and nine-month periods ended September 30, 2006, we disclosed information about six reportable segments – ATM operations in the United States, Canada, the United Kingdom and Germany, and photocopy operations in the United States and Canada. Subsequent to September 31, 2006, we have sold our ATM businesses in Canada, the United Kingdom and Germany and our photocopy business in the United States. In our statement of operations for the three months ended March 31, 2007, we have classified the results of our Canadian photocopy business as discontinued operations. As a result, for the three months ended March 31, 2007, we have only one operating segment – ATM operations in the United States. Our United States ATM business owns and/or operates ATM machines, sells ATM machines and services equipment for others.
     Substantially all of our revenues from continuing operations for the three months ended March 31, 2006 and 2007 were derived from sales to customers in the United States. As of March 31, 2007, other than assets held for sale, substantially all of our assets were located in the United States.
10. Discontinued Operations and Sales of Businesses
     In June 2006 we sold all of the outstanding shares of our United Kingdom photocopier subsidiary to an unrelated third party for cash.
     Effective January 1, 2007, we sold substantially all of the assets of our Canadian ATM business for approximately Canadian $13.2 million (U.S. $11.3 million using exchange rates as of January 12, 2007), subject to certain adjustments. We recorded a gain on the sale of $2.6 million.
     Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £43.8 million (approximately $86.1 million using exchange rates as of January 24, 2007), subject to certain adjustments which have not yet been agreed upon. We recorded a gain on the sale of $6.4 million.
     On January 29, 2007, we sold substantially all of the assets of our United States photocopy business for approximately $9.0 million, subject to certain adjustments. We recorded a gain on the sale of approximately $800,000.
     In connection with these sales, we have made various representations and warranties and /or provided indemnities including those relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale, or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations, warranties or indemnities, or provisions for adjustment of the sales prices, and those claims could be substantial.
     The aggregate of the sales prices for the businesses we sold in January 2007 was approximately $106 million, before selling costs. We used $98.4 million of the net cash proceeds of $101.9 million to make principal and interest payments on our debt. The balance was used to fund escrow deposits and deposits with our bank to collateralize outstanding letters of credit. As of March 31, 2007, $4.6 million was held by our bank as collateral for outstanding letters of credit, and is reported as restricted cash on our balance sheet.

     During the first quarter of 2007 we decided to sell our Canadian photocopy business, and, as discussed in Note 13, we sold that business in June 2007. The operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses are shown as discontinued operations for the three-month periods ended March 31, 2006 and 2007. Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006 and January 2007 to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.
     Net revenues of discontinued operations through the dates of sale (in thousands):

	Three months ended March 31,
	2006	2007
Canada photocopy	$877	$525
United Kingdom photocopy	835	—
United States photocopy	5,902	1,368
Canada ATM	1,689	—
United Kingdom ATM	7,082	1,653
Germany ATM	—	130

	$16,385	$3,676

     Pretax income (loss) from discontinued operations for the three months ended March 31, 2006 and 2007 through the dates of sale (in thousands):

	2006	2007
			Gain on
	Operations	Operations	Sale	Total
Canada photocopy	$(19)	$(2,916)	$—	$(2,916)
United Kingdom photocopy	(292)	—	—	—
United States photocopy	602	398	833	1,231
Canada ATM	(12)	(113)	2,550	2,437
United Kingdom ATM	(1,078)	(1,617)	6,420	4,803
Germany ATM	(278)	(55)	—	(55)

	$(1,077)	$(4,303)	$9,803	$5,500

     Substantially all of the assets and liabilities of our United States photocopy business and our ATM businesses in Canada, the United Kingdom and Germany, which were sold in January 2007, are presented in the accompanying balance sheet as of December 31, 2006, as held for sale.

     Substantially all of the assets and liabilities of our Canadian photocopy business are presented in the accompanying balance sheet as of March 31, 2007, as held for sale. A charge of $2.7 million is included in discontinued operations for the first quarter of 2007 to write down the carrying amount of the assets of the Canadian photocopy business to their estimated fair value less cost to sell. The carrying amounts of assets and liabilities of our Canadian photocopy business reported as held for sale as of March 31, 2007 were as follows (in thousands):

Assets:
Accounts receivable, net	$297
Inventories	39
Equipment	128

$464

Liabilities:
Accounts payable	$36
Accrued liabilities	64

$100

11. Litigation and Potential Claims
     In the ordinary course of business, we may be subject to lawsuits, investigations and claims. There are currently no material legal proceedings pending against us.
     As described in Note 10, in January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy business in the United States in three separate transactions. The total of the sales prices for the businesses we sold in January 2007 was approximately $106 million. In connection with these sales, we have made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations, warranties or indemnities, or provisions for adjustment of the sales prices, and those claims could be substantial.
12. Corporate Restructuring
     In connection with the corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we have made significant staff reductions, including elimination by the end of May 2007 of substantially all of our United States field service employees. We have also vacated leased warehouse and office space occupied by the terminated employees.
     During the first quarter of 2007 we paid severance to terminated employees of $77,000 and accrued additional severance of $90,000 at the end of the quarter that was paid primarily in April and May 2007.

     During the first quarter of 2007 we vacated warehouse and office space in eleven United States locations. The vacated space was leased under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we will incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties.
     The costs for both severance payments and vacated leases are included in restructuring charges in our statement of operations for the three months ended March 31, 2007.
13. Subsequent Event – Sale of Canadian Photocopy Business
     On June 19, 2007, we sold substantially all of the assets of our Canadian photocopy business to an unrelated third party. The sales price for the assets was approximately Canadian $600,000 (approximately U.S. $555,000 using exchange rates as of June 19, 2007) in cash and assumption of liabilities, plus 50% of the cash flows from the operation of the business for seven years. We used approximately $232,000 of the net cash proceeds received upon the closing of the sale to pay principal and accrued interest on our debt.
14. New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for us beginning in 2007. Our adoption of FIN 48 did not have any material impact on our results of operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The statement is effective for us beginning in 2008. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective for us beginning in 2008. We are currently evaluating the impact, if any, this statement will have on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     Information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, without limitation, growth of our business (including acquisitions) constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on management’s current expectations about future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other similar words or expressions.
     Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of the risks and uncertainties that may impact our business in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise except as required under the federal securities laws and the rules and regulations of the SEC.
Overview
     During 2006 we operated ATM networks in the United States, United Kingdom, Canada and Germany, and we operated photocopier networks in the United States, United Kingdom and Canada. In June 2006 we sold our United Kingdom photocopy business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. During the first quarter of 2007 we decided to sell our Canadian photocopy business, and sold that business in June 2007. Our remaining business operates ATMs in the United States. During the first quarter of 2007 our United States ATM networks had an average of 10,808 transacting ATMs compared to an average of 13,122 transacting ATMs during the first quarter of 2006.
     We had a $7.7 million loss from continuing operations in the first quarter of 2007, including a $4.0 million loss on early extinguishment of debt. In the first quarter of 2006 we had a loss from continuing operations of $537,000.

     Subsequent to the end of fiscal year 2005, based upon our financial performance during the second half of 2005, we determined that we were in default under certain financial covenants contained in our credit facility administered by Bank of America. We entered into a forbearance agreement with the lenders with respect to that facility, and in June 2006 we refinanced our then-existing debt with a new credit facility with Wells Fargo Foothill, GSO Origination Funding Partners LP and other lenders. However, our financial performance in the third quarter of 2006 caused us not to be in compliance with certain covenants in the new credit facility, and we entered into agreements with the lenders to restructure our loans. Under the modified agreements all but $25 million of our debt was due in the first quarter of 2007. Because of the new repayment terms, during January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopier business, and used $98.4 million from the proceeds of those sales to make principal and interest payments under our financing agreements. These payments repaid all but $2.0 million of our principal and accrued interest under the credit facility. In connection with these sales, we have made various representations and warranties and/or provided indemnities. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sale prices, and those claims could be substantial. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing which may not be available to us.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

ATM Results of Operations – Continuing Operations
	2006		2007
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)
Transaction-based sales	$25,922	100.0%	$21,376	100.0%
Less discounts	16,986	65.5	14,268	66.7

Net transaction-based sales	8,936	34.5%	7,108	33.3%

Service and other sales	2,098		1,178
Sales of ATM equipment	1,497		345

Net sales	12,531		8,631
Cost of sales:
Cost of vault cash	1,429		1,445
Other	4,244		4,442

Gross profit	$6,858		$2,744

Operating data:
Average number of transacting ATMs	13,122		10,808
Withdrawal transactions	11,236,307		9,073,262
Average withdrawals per ATM per month	285		280
Average transaction-based sales per withdrawal transaction	$2.31		$2.35
Average discount per withdrawal transaction	$1.51		$1.57
Net transaction-based sales per withdrawal transaction	$.80		$.78
Sales
     For the first quarter of 2007, sales from continuing operations decreased by $6.6 million, or 22%, to $22.9 million from $29.5 million for the first quarter of 2006.
     The $6.6 million decrease in ATM sales was primarily a result of a $4.5 million decrease in transaction-based sales, a $920,000 decrease in service and other sales and a $1.2 million decrease in sales of ATM equipment.
     The $4.5 million decrease in transaction-based sales resulted from:
•	A 17.6% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of the contracts acquired from eFunds Corporation in November 2004. We expect that the number of ATMs in our networks will continue to decrease during the remainder of 2007.

•	A 1.8% decrease in average withdrawal transactions per ATM per month.

     The decreases in the number of ATMs in our network and average withdrawal transaction per ATM were partially offset by:
•	A 1.7% increase in average transaction-based sale per withdrawal transaction.
     The decrease in service and other sales was due to the decrease in transacting ATMs in our networks and changes to customer contracts resulting in a reduction of charges.
     The decrease in sales of ATM equipment was due to an unusually large number of ATM machines that we owned and operated that were sold to a customer during the first quarter of 2006. We continue to operate those ATMs, but they are now owned by the customer.
Sales Discounts
     Sales discounts decreased to $14.3 million in the first quarter of 2007 from $17.0 million in the first quarter of 2006. Sales discounts as a percentage of transaction-based sales increased to 66.7% in the first quarter of 2007 from 65.5% in the first quarter of 2006, but increased just slightly from 66.6% for the full year in 2006.
Cost of Sales
     Although sales from continuing operations decreased by $6.6 million in the first quarter of 2007 compared to the first quarter of 2006, cost of sales increased by $214,000. As a result, cost of sales increased to 25.7% of sales in the first quarter of 2007, from 19.2% in the first quarter of the prior year.
     As a result of the sale of our United States photocopy business, we determined that it would be more economical to hire third parties to perform maintenance on our equipment and on merchant’s equipment where that is our responsibility. During the first quarter of 2007 we began the transition of service from our own field service employees to third parties. During the first quarter of 2007 our labor cost for technicians and service managers allocated to our ATM operations increased by $126,000 as compared to the first quarter of 2006. Although we had fewer field service employees during the first quarter of 2007, during most of the quarter those employees worked only on ATM maintenance. During the first quarter of 2006 most of the cost of our service employees was allocated to our United States photocopy operation. Similarly, automobile expenses for our field service employees allocated to our ATM operations increased by $127,000. In addition, our expense for third party service increased by $458,000 in the first quarter of 2007 as compared to the first quarter of 2006. As of December 31, 2006, we had 129 field service employees in the United States. We had reduced the number of our field service employees to nine at the end of the first quarter of 2007, and only had two field service employees as of May 31, 2007. Although our maintenance costs increased during the first quarter of 2007 compared to the first quarter of 2006 during the transition of our field service operations to third parties, we expect our future maintenance costs to decrease as a result of the new arrangements we have put in place.

     Our cost of vault cash also increased slightly, to $1,445,000 for the first quarter of 2007 from $1,429,000 for the first quarter of 2006. The number of ATMs for which we provide cash has decreased by 5% from March 31, 2006 to March 31, 2007, and the total amount of vault cash in our system has decreased by 10%, to $70.7 million at March 31, 2007 from $78.5 million at March 31, 2006. However, due to increasing commercial paper interest rates, the interest rate on our vault cash facility has increased to 7.17% as of March 31, 2007 from 6.59% at March 31, 2006.
Selling, General and Administrative Expense
     Selling, general and administrative expense attributed to continuing operations decreased by $2.3 million to $5.3 million in the first quarter of 2007 from $7.6 million in the first quarter of the prior year. Selling, general and administrative expense as a percent of sales decreased to 23.1% in the first quarter of 2007 from 25.9% in the first quarter of the prior year. Specific decreases included:
•	Amortization expense decreased by $1.3 million due to the reduction of the basis of our intangible assets as a result of impairment charges taken in the third quarter of 2006.

•	Legal, accounting and consulting expenses decreased by $374,000. The first quarter of 2006 included costs relating to finalizing our first-year compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

•	Labor costs decreased by $469,000, or approximately 19%. In connection with and following the sales of businesses in January 2007 we have substantially reduced our selling, general and administrative staff, from 102 employees as of December 31, 2006, to 65 employees as of March 31, 2007, and further to 60 employees as of May 31, 2007. We anticipate additional staff reductions during the remainder of the second and third quarters of 2007.

•	Travel expenses decreased by $184,000 due to a concerted effort to control travel expenses.
Restructuring Charges
     In connection with the corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we have made significant staff reductions, including elimination by the end of May 2007 of substantially all of our United States field service employees. We have also vacated leased warehouse and office space occupied by the terminated employees.
     During the first quarter of 2007 we paid severance to terminated employees of $77,000 and accrued additional severance of $90,000 at the end of the quarter that was paid primarily in April and May 2007.

     During the first quarter of 2007 we vacated warehouse and office space in eleven United States locations. The vacated space was leased under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we will incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties.
     The costs for both severance payments and vacated leases are included in restructuring charges in our statement of operations for the three months ended March 31, 2007.
Loss on Early Extinguishment of Debt
     In January 2007 we used $98.4 million of the net proceeds from the sales of businesses to make principal and interest payments on our term loans and line of credit. In connection with those payments we have written off deferred financing costs of $4.0 million.
Tax Rate
     Our effective tax rate for the first quarter of 2006 was 38.3%, resulting in a tax benefit attributed to continuing operations of $334,000. We have recorded no benefit from our losses for the first quarter of 2007 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.
Discontinued Operations
     In June 2006 we sold all of the outstanding shares of our United Kingdom photocopier subsidiary to an unrelated third party for cash.
     Effective January 1, 2007, we sold substantially all of the assets of our Canadian ATM business for approximately Canadian $13.2 million (U.S. $11.3 million using exchange rates as of January 12, 2007), subject to certain adjustments. We recorded a gain on the sale of $2.6 million.
     Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £43.8 million (approximately $86.1 million using exchange rates as of January 24, 2007), subject to certain adjustments which have not yet been agreed upon. We recorded a gain on the sale of $6.4 million.
     On January 29, 2007, we sold substantially all of the assets of our United States photocopy business for approximately $9.0 million, subject to certain adjustments. We recorded a gain on the sale of approximately $800,000.
     The operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses are shown as discontinued

operations in our consolidated statements of operations for the three-month periods ended March 31, 2006 and 2007. Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006 and January 2007 to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.
     Our pretax income from discontinued operations for the first quarter of 2007 was $5.5 million, compared to a pretax loss of $1.1 million for the first quarter of 2006. The pretax income from discontinued operations for the first quarter of 2007 consisted of losses from operations of $4.3 million and gains on the sales of the discontinued businesses of $9.8 million. See Note 10 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Loss
     Our net loss for the first quarter of 2007 was $2.2 million compared to a net loss of $1.5 million for the first quarter of 2006. The increased net loss in 2007 is due to the $7.2 million increase in loss from continuing operations, including the $4.0 million loss on early extinguishment of debt. The increased loss from continuing operations was partially offset by increased income from discontinued operations.
Liquidity and Capital Resources
General
     We incurred a net loss of $120.1 million in the year ended December 31, 2006. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006, we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy business and used $98.4 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining balance of principal plus accrued interest of $2.0 million. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
     Our principal ongoing funding requirements are for working capital to finance our operations, fund capital expenditures and fund any claims under agreements for sales of businesses in January 2007.
     During the first quarter of 2007 we used $4.2 million of cash in our operating activities (including discontinued operations), compared to $3.8 million used in operating activities during the first quarter of 2006. During the first quarter of 2007 we received $99.2 million in proceeds from the sales of businesses, and we used substantially all of those proceeds to repay debt and accrued interest. During the first quarter of 2007 our capital expenditures were $33,000, down from $1.0 million in the first quarter of 2006.
     We had cash and cash equivalents of $4.5 million at March 31, 2007, compared to $4.8 million at December 31, 2006, and a net working capital deficit of $3.6 million at March 31, 2007 compared to a net working capital deficit of $2.6 million at December 31, 2006. As of December 31, 2006, we classified all of the assets of the businesses sold in January 2007 as current assets, because the proceeds from those sales were required to be used to pay debt classified as a current liability. This debt was substantially repaid in January 2007. Subject to the matter discussed in the next paragraph, we believe that our liquidity and capital resources are adequate for our currently anticipated needs.
     In connection with the sales of our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy business in the United States in January 2007, we have made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices may be subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors the amounts of which have not yet been agreed upon. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing.
     We believe that as of March 31, 2007, the remaining cost of upgrading the ATMs we own to comply with new industry standards known as triple DES will be approximately $200,000. These costs will be capitalized and depreciated over the remaining life of each asset. As of March 31, 2007, approximately 92% of our owned ATMs in the United States were compliant with triple DES. We intend to complete the upgrade of our ATMs to comply with these new standards by December 31, 2007, and we expect to fund the upgrades with cash on hand and from our operations.
     In November 2006 we announced the implementation of a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. Subsequent to that announcement, we have sold operations that accounted for approximately 61% of our net sales in 2006. In connection with our restructuring plan and the sales of a substantial part of our operations, we have reduced our number of employees from 364 as of December 31, 2006 to 79 as of May 31, 2007, and we anticipate additional staff reductions during the remainder of the second and third quarters of 2007.
Syndicated Credit Facility
     As of September 30, 2006, our financial performance caused us to not be in compliance with certain covenants in our credit agreements pursuant to which we then owed $94.9 million. Our lenders had the right to seek to accelerate the loans under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rates on our loans was increased. The increased interest cost was deferred and added to principal. In addition, the maturity dates of the loans were changed so that a total of $69.9 million was due on or before February 28, 2007. The financial covenants were modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non cash expenses which we refer to as adjusted EBITDA, and to limit capital expenditures. As of March 31, 2007, we were not in compliance with either of these covenants. On May 15, 2007, we received a waiver of the violations of our adjusted EBITDA covenant for the months ended December 31, 2006, January 31, 2007, February 28, 2007 and March 31, 2007. Our lenders have not taken any action with regard to our violation of the capital expenditure limits. We also granted warrants to the holders of our Term Loan B to purchase 3.1 million shares of our common stock at a price of $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007. However, because we filed our Annual Report on Form 10-K for 2006 and our Quarterly Report on Form 10-Q for the first quarter of 2007 late, we have not yet been able to file the registration statement. Because the present value of the cash flows under the terms of the revised debt instruments were less than 10% different than the present value of the remaining cash flows under the terms of the original instruments, we accounted for the restructuring of our loans as a modification of the previously outstanding debt. Accordingly, we charged to expense the legal fees we incurred and recorded the fair value of the warrants and loan fees as deferred financing costs.
     We estimated the total fair value of the warrants issued to the holders of Term Loan B to be $2.8 million using the Black-Scholes valuation model. We recorded the fair value of the warrants and $1.0 million of loan fees incurred from our lenders in connection with the restructuring of our loans in November 2006 as additional deferred financing costs. These costs, together with $2.8 million of previously unamortized deferred financing costs associated with the credit facility established in June 2006, aggregated $6.6 million. In connection with the early payment of most of our debt in January 2007, substantially all of the remaining unamortized deferred financing costs was charged to expense as a loss on early extinguishment of debt in the first quarter of 2007.
     Because we are uncertain whether we can comply with all of the terms of the restructured loan agreement, the balance of the loan has been classified as a current liability on our balance sheet.

     As discussed further in Note 10 to our condensed consolidated financial statements, during January 2007 we sold our Canadian and United Kingdom ATM businesses and our United States photocopy business and used $98.4 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners and other lenders. Following these payments the only remaining balance under our term loans and line of credit is $2.0 million on our Term Loan B which is due in June 2012.
     In January 2007 we entered into an amendment to our United States vault cash agreement which, among other changes, extended the facility for five years and reduced the facility size to $100 million. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. Therefore, the Trust’s debt is classified as a current liability and the vault cash is classified as a current asset on our consolidated balance sheet.
United States Vault Cash Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. As of March 31, 2007, we had access to $100 million of vault cash under the facility of which $70.7 million was being used.
     Structure of the facility. The facility is based on the relationship among three primary companies. These companies are:
•	TRM Inventory Funding Trust, or the Trust. The Trust is a Delaware business trust that was created pursuant to a deposit trust agreement among GSS Holdings, Inc. as depositor, Wilmington Trust Company as owner trustee, and TRM ATM Corporation as servicer. The majority equity holder in the Trust is Autobahn Funding Company, LLC, and the minority equity holder is GSS Holdings, Inc. Neither we, TRM ATM Corporation nor any of our other affiliates have any ownership interest in the Trust.

•	TRM ATM Corporation, or TRM ATM. TRM ATM is one of our subsidiaries and acts as the servicer under the facility.

•	Autobahn Funding Company, LLC, or Autobahn. Autobahn is an affiliate of DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and is the lender under the facility. Autobahn is independent of us, TRM ATM and our other affiliates.
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
     The Loan and Servicing Agreement contains covenants applicable to us, including a minimum tangible net worth requirement of $15 million.
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
     Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.75% (1.35% after April 2007) plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans. Interest for the quarter ended March 31, 2007 was $1.3 million.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of March 31, 2007. Autobahn’s annual return is equal to 1.75% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility. Autobahn’s fees for the quarter ended March 31, 2007 were $77,000.
     Risk of loss and insurance. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the minority equity investor and with Autobahn as the majority equity investor. TRM ATM serves only as an administrator or servicer of the Trust.
     We maintained letters of credit totaling $3.8 million, or 5.6% of loans outstanding on March 31, 2007, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.
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

Contractual Commitments and Obligations
     Contractual commitments and obligations as of March 31, 2007 were as follows (in thousands):

	Payments Due by Period
		April 1 –
		December 31,
Contractual obligations	Total	2007	2008-2009	2010-2011	After 2011
TRM Corporation and subsidiaries
Long-term debt	$3,879	$269	$714	$714	$2,182
Operating leases	2,583	798	1,350	262	173
Purchase obligations	13,125	3,750	9,375	—	—

Total TRM Corporation and subsidiaries	19,587	4,817	11,439	976	2,355
TRM Inventory Funding Trust note payable	93,645	3,749	9,952	9,952	69,992

Total contractual cash obligations	$113,232	$8,566	$21,391	$10,928	$72,347

     The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of March 31, 2007. The long-term debt and TRM Inventory Funding Trust note payable are shown above in accordance with their contractual terms. However, because we believe it is likely that our creditors may be able to demand payment of those debts during 2007, we have classified them as current liabilities in our consolidated balance sheet. Purchase obligations consist of a master services agreement with eFunds Corporation, which involves payment totaling at least $5 million annually over an initial term expiring in November 2009.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates as of March 31, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
New Accounting Standards
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for us beginning in 2007. Our adoption of FIN 48 did not have any material impact on our results of operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The statement is effective for us beginning in 2008. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Standard No. 115,” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective for us beginning in 2008. We are currently evaluating the impact, if any, this statement will have on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates, which could impact our results of operations and financial condition. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.
Interest Rate Risk
     We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income from continuing operations was $38,000 for the quarter ended March 31, 2007, and $41,000 for the same period in 2006. If the interest rate we earned on the $4.5 million cash we had available for investment at March 31, 2007 increased or decreased by 1%, our interest income would not change materially.
     Interest on borrowings pursuant to our syndicated loan facility is at variable rates. As of March 31, 2007 the interest rate on our $2.0 million term loan was 17.35%. If the interest rate for our borrowings under the term loan increased by 1%, our interest cost would increase by $20,000 per year.
     Under our United States vault cash facility, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $68.5 million at March 31, 2007 and $76.8 million at March 31, 2006 under this arrangement. The weighted average interest rate on these borrowings at March 31, 2007 was 7.17%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $1.4 million for each of the quarters ended March 31, 2007 and 2006. If the interest rate for the Trust’s borrowings at March 31, 2007 increased by 1%, to a weighted average of 8.17%, our cost of sales would increase by $685,000 per year.
Foreign Currency Risk
     During 2006, and until the sale of substantially all of our foreign operations, we were subject to foreign currency exchange rate exposure. We realized sales from, and paid the expenses of our international operations in British pounds, Canadian dollars and Euros. Prior to the sales of our United Kingdom, German and Canadian ATM operations, we were subject to the risk of foreign exchange rate fluctuation. As a result of the sales in January 2007 of all of our foreign operations except our Canadian photocopy business, substantially all of our foreign exchange rate risk has been eliminated.

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
     Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, and because we have not completed the testing of our remediation of certain material weaknesses identified as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at a reasonable assurance level.
     Subsequent to the end of 2006, we believe that the material weaknesses in our internal control over financial reporting that we identified as of December 31, 2006 have been remediated by the following changes.
     Ineffective controls over segment disclosures and impairment analysis. Beginning in the fourth quarter of 2006, each quarter our senior accounting management prepares a summary and analysis of changes in our operations, organization and financial reporting practices that might affect our operating segments or reporting units, including a conclusion on the appropriateness of the operating segments and reporting units we have identified. Further, during the first quarter of 2007, we sold or reclassified as held for sale substantially all of the assets of all but one of our business segments, greatly simplifying the analysis of changes that might affect our operating segments or reporting units. These summaries are reviewed by our Chief Financial Officer.
     Inadequate staffing in the United Kingdom. In January 2007 we sold all of our operations in the United Kingdom.
     However, as of July 6, 2007, the testing of the effectiveness of our remediation plan for material weaknesses in controls over segment disclosures and impairment analysis has not been completed.
     Other than those as described in the three previous paragraphs, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II – OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     We failed to meet financial covenants in our credit facilities with GSO Origination Funding Partners LP and other lenders, which constitutes a default under these facilities. We describe the facilities, the default, the waiver of the default and the restructuring of the facilities in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Syndicated Credit Facility” in Part 1 of this quarterly report.

ITEM 6. EXHIBITS
     (a) Exhibits

2.1	Asset Purchase Agreement dated June 19, 2007, between TRM (Canada) Corporation and TRM Multitech Services Inc.

3.1(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998).

3.1(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998).

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748]).

4.2	Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998).

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1).

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2).

10.6	(a) Employment Agreement dated August 12, 2005, with Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.7(f) of Form 10-Q for the period ended June 30, 2005).

(b) Retainer Agreement dated May 31, 2007 by and between TRM Corporation and Jeffrey F. Brotman.

(c) Employment Agreement dated May 21, 2007, by and between TRM Corporation and Richard B. Stern.

(d) Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(d) of Form 10-K for the year ended December 31, 2006).

(e) Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(e) of Form 10-K for the year ended December 31, 2006).

(f) Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006).

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

TRM CORPORATION

Date: July 19, 2007	By:	/s/ Jon S. Pitcher

Jon S. Pitcher
Principal Accounting Officer