Form 10-Q
period 2007-06-30
TRM CORP
filed 2007-08-14
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]
               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES      NO  X
               Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,193,589 shares of common stock outstanding at August 2, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. EXHIBITS
SIGNATURE
Employment Agreement dated August 1, 2007
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Principal Accounting Officer
Certification of Chief Executive Officer pursuant to Section 906
Certification of Chief Financial Officer pursuant to Section 906
Certification of Principal Accounting Officer pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	December 31,	June 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$4,784	$3,165
Restricted cash	—	4,384
Accounts receivable, net	4,328	5,177
Income taxes receivable	215	215
Inventories	674	894
Prepaid expenses and other	1,579	635
Deferred financing costs	5,270	191
Restricted cash – TRM Inventory Funding Trust	73,701	71,876
Assets held for sale	106,081	—

Total current assets	196,632	86,537
Equipment, less accumulated depreciation and amortization	11,646	7,834
Goodwill	16,748	16,748
Intangible assets, less accumulated amortization	585	601
Other assets	833	863

Total assets	$226,444	$112,583

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,988	$6,479
Accrued expenses	8,811	13,862
Term loans and line of credit	99,318	1,884
TRM Inventory Funding Trust note payable	71,697	69,287
Liabilities related to assets held for sale	13,437	—

Total current liabilities	199,251	91,512

Minority interest	1,500	1,500

Commitments and contingencies (notes 10 and 11)

Shareholders’ equity:
Common stock, no par value - 50,000 shares authorized; 17,194 shares issued and outstanding (17,126 at December 31, 2006)	135,595	135,876
Additional paid-in capital	63	63
Accumulated other comprehensive income - Accumulated foreign currency translation adjustment	4,692	2,733
Accumulated deficit	(114,657)	(119,101)

Total shareholders’ equity	25,693	19,571

Total liabilities and shareholders’ equity	$226,444	$112,583

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Sales	$27,552	$23,546	$57,069	$46,445
Less discounts	17,444	14,749	34,430	29,017

Net sales	10,108	8,797	22,639	17,428
Cost of sales:
Cost of vault cash	1,612	1,345	3,041	2,790
Other	3,701	4,684	7,945	9,126

Gross profit	4,795	2,768	11,653	5,512
Selling, general and administrative expense (including non-cash stock compensation of $795 in 2006 and $204 in 2007)	7,742	4,324	15,379	9,625
Restructuring charges (Note 12)	—	—	—	963
Equipment write-offs	11	15	56	18

Operating loss	(2,958)	(1,571)	(3,782)	(5,094)
Interest expense and amortization of debt issuance costs	1	125	1	160
Loss on early extinguishment of debt	3,104	24	3,104	4,059
Other expense (income), net	(842)	213	(795)	351

Loss from continuing operations before benefit from income taxes	(5,221)	(1,933)	(6,092)	(9,664)
Benefit for income taxes	(1,937)	—	(2,203)	—

Loss from continuing operations	(3,284)	(1,933)	(3,889)	(9,664)
Discontinued operations:
Income (loss) from operations, including gains on sales	(948)	(280)	(2,025)	5,220
Provision (benefit) for income taxes	265	—	82	—

Income (loss) from discontinued operations	(1,213)	(280)	(2,107)	5,220

Net loss	$(4,497)	$(2,213)	$(5,996)	$(4,444)

Weighted average common shares outstanding	17,046	17,168	16,959	17,153
Basic and diluted income (loss) per share:
Continuing operations	$(.19)	$(.11)	$(.23)	$(.56)
Discontinued operations	(.07)	(.02)	(.12)	.30

Net loss	$(.26)	$(.13)	$(.35)	$(.26)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(In thousands)

					Accumulated
				Additional	other
	Comprehensive		Common	paid-in	comprehensive	Accumulated
	loss	Shares	Amounts	capital	income	deficit	Total

Balances, December 31, 2006		17,126	$135,595	$63	$4,692	$(114,657)	$25,693
Comprehensive loss:
Net loss	$(4,444)	—	—	—	—	(4,444)	(4,444)
Other comprehensive income (loss) -
Foreign currency translation adjustment:
Recognized in income	(2,622)	—	—	—	(2,622)	—	(2,622)
Current period adjustment	663	—	—	—	663	—	663

Comprehensive loss	$(6,403)

Other capital additions		—	53	—	—	—	53
Exercise of stock options		18	25	—	—	—	25
Stock option expense		—	(9)	—	—	—	(9)
Restricted stock expense		—	212	—	—	—	212
Restricted shares vested		50	—	—	—	—	—

Balances, June 30, 2007		17,194	$135,876	$63	$2,733	$(119,101)	$19,571

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Six months ended June 30, 2006 and 2007
(Unaudited)
(In thousands)

	2006	2007
Operating activities:
Net loss	$(5,996)	$(4,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges and asset write-downs	—	2,701
Depreciation and amortization	10,412	1,941
Non-cash stock compensation	795	204
Loss on disposal of equipment	359	146
Provision for doubtful accounts	200	—
Loss on early extinguishment of debt	2,560	4,059
Gain on sale of discontinued operations	(648)	(6,960)
Cumulative foreign currency translation adjustments recognized in income	(1,538)	(2,622)
Changes in items affecting operations, net of effects of business dispositions:
Restricted cash	—	(4,384)
Accounts receivable	1,386	(604)
Inventories	235	(172)
Income tax receivable	(124)	—
Prepaid expenses and other	(140)	1,091
Accounts payable	(624)	786
Accrued expenses	(6,279)	(833)
Deferred income taxes	(2,297)	—

Cash used in operating activities	(1,699)	(9,091)

Investing activities:
Proceeds from sale of equipment	24	22
Capital expenditures	(2,256)	(41)
Proceeds from sale of discontinued operations	4,280	103,671
Acquisition of intangible and other assets	(155)	(294)

Cash provided by investing activities	1,893	103,358

Financing activities:
Borrowings on notes payable	113,461	1,206
Repayment of notes payable	(105,293)	(98,641)
Debt financing costs	(2,917)	—
Principal payments on capital lease obligations	(472)	(26)
Decrease (increase) in restricted cash – TRM Inventory Funding Trust	(14,997)	1,825
Proceeds (repayments) of TRM Inventory Funding Trust note, net	10,529	(2,409)
Proceeds from exercise of stock options	91	25
Other	(19)	53

Cash provided by (used in) financing activities	383	(97,967)

Effect of exchange rate changes	174	(1,221)

Net increase (decrease) in cash and cash equivalents	751	(4,921)
Beginning cash and cash equivalents, including $3,302 classified as assets held for sale at December 31, 2006	9,708	8,086

Ending cash and cash equivalents	$10,459	$3,165

Supplemental cash flow information:
Payments:
Cash paid for interest	$3,848	$1,089
Cash paid for income taxes	$225	$13
See accompanying notes to consolidated financial statements.

TRM Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Interim Financial Data
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
          We incurred a net loss of $120.1 million in the year ended December 31, 2006 and a loss from continuing operations of $9.7 million in the six months ended June 30, 2007. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006, we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During January 2007, we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy business and used $98.4 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining balance of principal plus accrued interest of $2.0 million as of January 31, 2007. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
          In connection with the sales of our ATM businesses in Canada, the United Kingdom and Germany, and our photocopy businesses in the United States and Canada in the first six months of 2007, we have made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices may be subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sales or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing.
          In November 2006 we announced the implementation of a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. Subsequent to that announcement, we have sold operations that accounted for approximately 61% of our net sales in 2006. In connection with our restructuring plan and the sales of a substantial part of our operations, we have reduced our number of employees from 364 as of December 31, 2006 to 57 as of July 31, 2007.
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
          Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ equity or previously reported net income. As discussed in Note 10, we have reclassified the results of operations of our Canadian, United Kingdom and United States photocopier operations and our Canadian, United Kingdom and German ATM operations to discontinued operations for all periods presented.
3.	Net Loss Per Share
          Basic and diluted net loss per share are based on the weighted average number of shares outstanding during each period, with diluted net loss per share including the effect of potentially dilutive securities. For diluted net loss per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. For the three and six months ended June 30, 2006, our stock options and shares of unvested restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three and six months ended June 30, 2007 our stock options, warrants and shares of unvested restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

4.	Inventories

	December 31,	June 30,
	2006	2007
	(in thousands)
Parts	$605	$630
ATMs held for resale	69	264

	$674	$894

5.	Equipment

	December 31,	June 30,
	2006	2007
	(in thousands)
Photocopiers	$6,771	$—
ATMs	11,267	10,762
Furniture and fixtures	1,307	1,259
Computer equipment	7,116	6,886

	26,461	18,907
Accumulated depreciation and amortization	(14,815)	(11,073)

	$11,646	$7,834

6.	Term Loans and Line of Credit

	December 31,	June 30,
	2006	2007
	(in thousands)
Term loans	$92,808	$1,884
Lines of credit	6,510	—

	$99,318	$1,884

          As of September 30, 2006, our financial performance caused us to not be in compliance with certain covenants in our credit agreements pursuant to which we then owed $94.9 million. Our lenders had the right to seek to accelerate the loans under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rates on our loans were increased. The increased interest cost was deferred and added to principal. In addition, the maturity dates of the loans were changed so that a total of $69.9 million was due on or before February 28, 2007. The financial covenants were modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non cash expenses which we refer to as adjusted EBITDA, and to limit capital expenditures. As of June 30, 2007, we were not in compliance with the adjusted EBITDA covenant. We have received waivers of the violations of our adjusted EBITDA covenant for the months of December 2006 through June 2007. In connection with the loan restructuring, we also granted warrants to the holders of our Term Loan B to purchase 3.1 million shares of our common stock at a price of $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007. However, because we filed our Annual Report on Form 10-K for 2006 and our Quarterly Report on Form 10-Q for the

first quarter of 2007 late and are currently focusing on filing timely periodic reports, we have not yet filed the registration statement. Under the terms of the registration rights agreement, the warrant holders can seek damages due to our inability to file the registration statement. We have not received any demands from the warrant holders to file the registration statement as of the date of this report; we plan to file the registration statement as soon as reasonably practicable. Because the present value of the cash flows under the terms of the revised debt instruments were less than 10% different than the present value of the remaining cash flows under the terms of the original instruments, we accounted for the restructuring of our loans as a modification of the previously outstanding debt. Accordingly, we charged to expense the legal fees we incurred and recorded the fair value of the warrants and loan fees as deferred financing costs.
          We estimated the total fair value of the warrants issued to the holders of Term Loan B to be $2.8 million using the Black-Scholes valuation model. We recorded the fair value of the warrants and $1.0 million of loan fees incurred from our lenders in connection with the restructuring of our loans in November 2006 as additional deferred financing costs. These costs, together with $2.8 million of previously unamortized deferred financing costs associated with the credit facility established in June 2006, aggregated $6.6 million. In connection with the early payment of most of our debt in January 2007, substantially all of the remaining unamortized deferred financing costs were charged to expense as a loss on early extinguishment of debt in the first quarter of 2007.
          Because we are uncertain whether we can comply with all of the terms of the restructured loan agreement, the balance of the loan has been classified as a current liability on our balance sheet.
          As discussed further in Note 10, during the first six months of 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses and used $98.6 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners LP and other lenders. Following these payments, as of June 30, 2007, the only remaining balance under our term loans and line of credit was $1.9 million on our Term Loan B which is due in June 2012.
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
          In the first quarter of 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.” As a result of this adoption, we now record the grant date fair value of share-based compensation arrangements, net of estimated forfeitures, as compensation expense over the underlying service periods. In April 2006 we accelerated the vesting of certain options granted to our former President and Chief Executive Officer. We recorded non-cash compensation expense of $618,000 in connection with this action in the second quarter of 2006. Stock-based compensation expense, which is included in selling general and administrative expense during the six months ended June 30, 2006 and 2007 was as follows (in thousands):

	2006	2007
Modification of options previously granted	$618	$—
Amortization of:
Option grants	58	(9)
Restricted shares	119	212

	$795	$203

          A summary of stock option activity during the six months ended June 30, 2007 follows:

	Number of	Weighted average
	shares	exercise price
Outstanding January 1, 2007	658,125	$6.39
Options granted	—	—
Options exercised	(20,375)	1.59
Options forfeited	(78,125)	9.09

Outstanding June 30, 2007	559,625	6.19

          As of June 30, 2007, options to purchase 504,375 shares of common stock at a weighted average exercise price of $6.58 per share were vested and exercisable.
          A summary of restricted stock activity during the six months ended June 30, 2007 follows:

Number of
shares
Unvested shares outstanding January 1, 2007	258,040
Shares granted	500,000
Shares vested	(50,000)
Shares forfeited	(2,010)

Unvested shares outstanding June 30, 2007	706,030

          The fair value of the shares granted during 2007 was $1.55 per share, and they vest annually over four years.

8.	Provision for Income Taxes
          Our effective tax rate for the first six months of 2006 was 36.2%, resulting in a tax benefit attributed to continuing operations of $2.2 million. We have recorded no benefit from our losses for the first six months of 2007 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. As of June 30, 2007, we have net operating losses of approximately $12 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2027, and our Canadian subsidiary has net operating loss carryforwards of approximately $19 million available to offset future taxable income in Canada which expire in the years 2009 through 2016.
9.	Segment Reporting
          For the six months ended June 30, 2006, we disclosed information about two reportable segments – Automated Teller Machines (“ATM”) and Photocopy. Because of changes in our internal reporting practices, in our financial statements for the three- and nine-month periods ended September 30, 2006, we disclosed information about six reportable segments – ATM operations in the United States, Canada, the United Kingdom and Germany, and photocopy operations in the United States and Canada. Subsequent to September 30, 2006, we have sold our ATM businesses in Canada, the United Kingdom and Germany and our photocopy businesses in the United States and Canada. In the accompanying statements of operations, we have classified the results of the businesses sold as discontinued operations. As a result, we now have only one operating segment – ATM operations in the United States. Our United States ATM business owns and/or operates ATM machines, sells ATM machines and services equipment for others.
          Substantially all of our revenues from continuing operations for the three and six-month periods ended June 30, 2006 and 2007 were derived from sales to customers in the United States. As of June 30, 2007, substantially all of our assets were located in the United States.
10.	Discontinued Operations and Sales of Businesses
          In June 2006 we sold all of the outstanding shares of our United Kingdom photocopier subsidiary to an unrelated third party for cash.
          Effective January 1, 2007, we sold substantially all of the assets of our Canadian ATM business for approximately Canadian $13.0 million (U.S. $11.1 million using exchange rates as of January 12, 2007), subject to certain adjustments. We recorded a gain on the sale of $2.4 million.
          Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £43.8 million (approximately $86.1 million using exchange rates as of January 24, 2007), subject to certain adjustments which have not yet been agreed upon. We recorded a gain on the sale of $6.4 million.

          On January 29, 2007, we sold substantially all of the assets of our United States photocopy business for approximately $9.0 million, subject to certain adjustments. We recorded a gain on the sale of approximately $833,000.
          On June 19, 2007, we sold substantially all of the assets of our Canadian photocopy business to an unrelated third party. The sales price for the assets was approximately Canadian $615,000 (approximately U.S. $571,000 using exchange rates as of June 19, 2007) in cash and assumption of liabilities, plus 50% of the cash flows from the operation of the business for seven years. We recorded a gain on the sale of approximately $29,000.
          In connection with these sales, we have made various representations and warranties and/or provided indemnities, including indemnities relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale, or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations, warranties or indemnities, or provisions for adjustment of the sales prices, and those claims could be substantial. The purchaser of our United Kingdom and German ATM businesses has asserted claims pursuant to the sales agreement, and we are disputing certain of those claims. We have recorded a liability for repayment of our best estimate of the ultimate settlement of those claims.
          The aggregate of the sales prices for the businesses we sold in the first six months of 2007 was approximately $107 million, before selling costs. We used $98.6 million of the net cash proceeds of $102.4 million to make principal and interest payments on our debt. The balance was used to fund escrow deposits and deposits with our bank to collateralize outstanding letters of credit. As of June 30, 2007, $4.4 million was held by our bank as collateral for outstanding letters of credit, and is reported as restricted cash on our balance sheet.
          The operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses are shown as discontinued operations for the three- and six-month periods ended June 30, 2006 and 2007. Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.

          Net revenues of discontinued operations through the dates of sale (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Canada photocopy	$1,128	$577	$2,005	$1,102
United Kingdom photocopy	810	—	1,646	—
United States photocopy	6,004	—	11,906	1,368
Canada ATM	1,936	—	3,624	—
United Kingdom ATM	8,350	—	15,432	1,653
Germany ATM	11		11	130

	$18,239	$577	$34,624	$4,253

     Pretax income (loss) from discontinued operations for the three- and six-month periods ended June 30, 2006 and 2007 through the dates of sale (in thousands):

	Three months ended June 30,
	2006			2007
		Gain on			Gain on
	Operations	sale	Total	Operations	sale	Total

Canada photocopy	$158	$—	$158	$(59)	$29	$(30)
United Kingdom photocopy	(495)	2,186	1,691	—	—	—
United States photocopy	818	—	818	—	—	—
Canada ATM	(159)	—	(159)	—	(189)	(189)
United Kingdom ATM	(3,302)	—	(3,302)	—	(61)	(61)
Germany ATM	(154)	—	(154)	—	—	—

	$(3,134)	$2,186	$(948)	$(59)	$(221)	$(280)

	Six months ended June 30,
	2006			2007
		Gain on			Gain on
	Operations	sale	Total	Operations	sale	Total

Canada photocopy	$138	$—	$138	$(2,975)	$29	$(2,946)
United Kingdom photocopy	(787)	2,186	1,399	—	—	—
United States photocopy	1,420	—	1,420	398	833	1,231
Canada ATM	(171)	—	(171)	(113)	2,361	2,248
United Kingdom ATM	(4,380)	—	(4,380)	(1,617)	6,359	4,742
Germany ATM	(431)	—	(431)	(55)	—	(55)

	$(4,211)	$2,186	$(2,025)	$(4,362)	$9,582	$5,220

          Substantially all of the assets and liabilities of our United States photocopy business and our ATM businesses in Canada, the United Kingdom and Germany, which were sold in January 2007, are presented in the accompanying balance sheet as of December 31, 2006, as held for sale.
          A charge of $2.7 million is included in discontinued operations for the first six months of 2007 to write down the carrying amount of the assets of the Canadian photocopy business to their estimated fair value less cost to sell.

11.	Litigation and Potential Claims
          In the ordinary course of business, we may be subject to lawsuits, investigations and claims. There are currently no material legal proceedings pending against us.
          As described in Note 10, in the first six months of 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy businesses in the United States and Canada in four separate transactions. The total of the sales prices for the businesses we sold was approximately $107 million. In connection with these sales, we have made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations, warranties or indemnities, or provisions for adjustment of the sales prices, and those claims could be substantial. The purchaser of our United Kingdom and German ATM businesses has asserted claims pursuant to the sales agreement, and we are disputing certain of those claims. We have recorded a liability for repayment of our best estimate of the ultimate settlement of those claims.
12.	Corporate Restructuring
          In connection with the corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we have made significant staff reductions, including termination of substantially all of our United States field service employees. We have also vacated leased warehouse and office space occupied by the terminated employees. During the first six months of 2007 we paid severance of $167,000 to terminated employees. During the first quarter of 2007 we vacated warehouse and office space in eleven United States locations. The vacated space was leased under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we expect to incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties.
          The costs for both severance payments and vacated leases are included in restructuring charges in our statement of operations for the six months ended June 30, 2007.
13.	New Accounting Standards
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for us beginning in

2007. Our adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flows.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The statement is effective for us beginning in 2008. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
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
          Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of the risks and uncertainties that may impact our business in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.
Overview
          During 2006 we operated ATM networks in the United States, United Kingdom, Canada and Germany, and we operated photocopier networks in the United States, United Kingdom and Canada. In June 2006 we sold our United Kingdom photocopy business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. In June 2007 we sold our Canadian photocopy business. Our remaining business operates ATMs in the United States. During the first six months of 2007 our United States ATM networks had an average of 10,641 transacting ATMs compared to an average of 12,882 transacting ATMs during the first six months of 2006.
          We had a $9.7 million loss from continuing operations in the first six months of 2007, including a $4.1 million loss on early extinguishment of debt. In the first six months of 2006 we had a loss from continuing operations of $3.9 million.
          Our financial performance in the third quarter of 2006 caused us not to be in compliance with certain covenants in our credit facility with Wells Fargo Foothill, GSO Origination Funding

Partners LP and other lenders, and in November 2006, we entered into agreements with the lenders to restructure our loans. Under the modified agreements all but $25 million of our debt was due in the first quarter of 2007. Because of the new repayment terms, during January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopier business, and used $98.4 million from the proceeds of those sales to make principal and interest payments under our financing agreements. In June 2007 we sold our Canadian photocopy business and used $232,000 of the proceeds from that sale to make further principal and interest payments under our financing agreements. After these payments, as of June 30, 2007, we owed $1.9 million of principal and accrued interest under the credit facility. In connection with these sales, we have made various representations and warranties and/or provided indemnities. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sale prices, and those claims could be substantial. The purchaser of our United Kingdom and German ATM businesses has asserted claims pursuant to the sales agreement, and we are disputing certain of those claims. We have recorded a liability for repayment of our best estimate of the ultimate settlement of those claims. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing which may not be available to us.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

ATM Results of Operations – Continuing Operations
	2006		2007
	Amount	%	Amount	%
	(in thousands, except operating and percentage
	data)
Transaction-based sales	$25,521	100.0%	$21,520	100.0%
Less discounts	17,444	68.4	14,749	68.5

Net transaction-based sales	8,077	31.6%	6,771	31.5%

Service and other sales	1,368		1,192
Sales of ATM equipment	663		834

Net sales	10,108		8,797
Cost of sales:
Cost of vault cash	1,612		1,345
Other	3,701		4,684

Gross profit	$4,795		$2,768

Operating data:
Average number of transacting ATMs	12,643		10,473
Withdrawal transactions	11,358,693		9,136,135
Average withdrawals per ATM per month	299		291
Average transaction-based sales per withdrawal transaction	$2.25		$2.36
Average discount per withdrawal transaction	$1.54		$1.62
Net transaction-based sales per withdrawal transaction	$.71		$.74
Sales
          For the second quarter of 2007, sales from continuing operations decreased by $4.0 million, or 15%, to $23.5 million from $27.6 million for the second quarter of 2006.
          The $4.0 million decrease in sales was a result of a $4.0 million decrease in transaction-based sales, and a $176,000 decrease in service and other sales, partially offset by a $171,000 increase in sales of ATM equipment.
          The $4.0 million decrease in transaction-based sales resulted from:
•
A 17.2% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of the contracts acquired from eFunds Corporation in November 2004. We expect that the number of ATMs in our networks will continue to decrease during the remainder of 2007.

•	A 2.7% decrease in average withdrawal transactions per ATM per month.

          The decreases in the number of ATMs in our network and average withdrawal transaction per ATM were partially offset by:
•	A 4.9% increase in average transaction-based sales per withdrawal transaction.
          The decrease in service and other sales was due to the decrease in transacting ATMs in our networks and changes to customer contracts resulting in a reduction of charges.
Sales Discounts
          Sales discounts decreased to $14.7 million in the second quarter of 2007 from $17.4 million in the second quarter of 2006. Sales discounts as a percentage of transaction-based sales increased slightly to 68.5% in the second quarter of 2007 from 68.4% in the second quarter of 2006.
Cost of Sales
          Although sales from continuing operations decreased by $4.0 million in the second quarter of 2007 compared to the second quarter of 2006, cost of sales increased by $716,000. As a result, cost of sales increased to 25.6% of sales in the second quarter of 2007, from 19.3% in the second quarter of the prior year.
          As a result of the sale of our United States photocopy business, we determined that it would be more economical to hire third parties to perform maintenance on our equipment and on merchant’s equipment where that is our responsibility. During the first and second quarters of 2007 we transitioned our ATM maintenance function from our own field service employees to third parties. During the second quarter of 2007, our expense for third party ATM service increased by $1.2 million as compared to the same period in 2006. This increase was partially offset by a decrease of $454,000 in our cost of labor and parts attributed to our United States ATM business. As of December 31, 2006, we had 129 field service employees in the United States doing maintenance on equipment for both our ATM and photocopy businesses. As of June 30, 2007, we had terminated all of our field service employees. We expect our maintenance costs in the third and fourth quarters of 2007 to be lower than in the first two quarters as a result of the new arrangements we have put in place.
          The increase in ATM maintenance costs was partially offset by a decrease in our cost of vault cash of $267,000, or 16.6%, as compared to the second quarter of 2006. The number of ATMs for which we provide cash has decreased by 6% from June 30, 2006 to June 30, 2007, and the total amount of vault cash in our system has decreased by 15.9%, to $71.9 million at June 30, 2007 from $85.5 million at June 30, 2006. In addition, the interest rate on our vault cash facility has decreased to 6.75% as of June 30, 2007 from 7.1% at June 30, 2006.
Selling, General and Administrative Expense
          Selling, general and administrative expense attributed to continuing operations decreased by $3.4 million to $4.3 million in the second quarter of 2007 from $7.7 million in the second quarter of the prior year. Selling, general and administrative expense as a percent of sales decreased to 18.4% in the second quarter of 2007 from 28.1% in the second quarter of the prior year. Specific decreases included:
•	Amortization expense decreased by $1.3 million due to the reduction of the basis of our intangible assets as a result of impairment charges taken in the third quarter of 2006.

•
Labor costs (excluding non-cash stock compensation expense) decreased by $1.3 million, or approximately 47%. In connection with and following the sales of businesses in January 2007 we have substantially reduced our selling, general and administrative staff, from 102 employees as of December 31, 2006, to 59 employees as of June 30, 2007.

•
Non-cash stock compensation expense decreased by $592,000. In the second quarter of 2006, we recorded $618,000 of expense in connection with the acceleration of the vesting of options granted to our former President and Chief Executive Officer.

Loss on Early Extinguishment of Debt
          In the second quarter of 2006 we refinanced our previous debt and recorded a $3.1 million loss on early extinguishment of debt consisting of the writeoff of deferred financing costs and prepayment penalties.
Other Income
          Other income in the second quarter of 2006 includes currency exchange gains of $394,000 and a gain on the settlement of an interest rate cap of $173,000.
Tax Rate
          Our effective tax rate for the second quarter of 2006 was 37.1%, resulting in a tax benefit attributed to continuing operations of $1.9 million. We have recorded no benefit from our losses for the second quarter of 2007 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.
Discontinued Operations
          The operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses are shown as discontinued operations in our consolidated statements of operations for the three-month periods ended June 30, 2006 and 2007. Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006 and January 2007 to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.

          Our pretax loss from discontinued operations for the second quarter of 2007 was $280,000, compared to a pretax loss of $948,000 for the second quarter of 2006. See Note 10 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Loss
          Our net loss for the second quarter of 2007 was $2.2 million compared to a net loss of $4.5 million for the second quarter of 2006.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

ATM Results of Operations – Continuing Operations
	2006		2007
	Amount	%	Amount	%
	(in thousands, except operating and percentage
	data)
Transaction-based sales	$51,443	100.0%	$42,896	100.0%
Less discounts	34,430	66.9	29,017	67.6

Net transaction-based sales	17,013	33.1%	13,879	32.4%

Service and other sales	3,466		2,370
Sales of ATM equipment	2,160		1,179

Net sales	22,639		17,428
Cost of sales:
Cost of vault cash	3,041		2,790
Other	7,945		9,126

Gross profit	$11,653		$5,512

Operating data:
Average number of transacting ATMs	12,882		10,641
Withdrawal transactions	22,595,000		18,209,397
Average withdrawals per ATM per month	292		285
Average transaction-based sales per withdrawal transaction	$2.28		$2.35
Average discount per withdrawal transaction	$1.53		$1.59
Net transaction-based sales per withdrawal transaction	$.75		$.76
Sales
          For the first six months of 2007, sales from continuing operations decreased by $10.6 million, or 18.6%, to $46.4 million from $57.1 million for the first six months of 2006.
          The $10.6 million decrease in sales was primarily a result of an $8.5 million decrease in transaction-based sales, a $1.1 million decrease in service and other sales and a $981,000 decrease in sales of ATM equipment.
          The $8.5 million decrease in transaction-based sales resulted from:

•
A 17.4% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of the contracts acquired from eFunds Corporation in November 2004. We expect that the number of ATMs in our networks will continue to decrease during the remainder of 2007.

•	A 2.4% decrease in average withdrawal transactions per ATM per month.
           The decreases in the number of ATMs in our network and average withdrawal transaction per ATM were partially offset by:
•	A 3.1% increase in average transaction-based sales per withdrawal transaction.
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
Sales Discounts
          Sales discounts decreased to $29.0 million in the first six months of 2007 from $34.4 million in the first six months of 2006. Sales discounts as a percentage of transaction-based sales increased slightly to 67.6% in the first six months of 2007 from 66.9% in the first six months of 2006.
Cost of Sales
          Although sales from continuing operations decreased by $10.6 million in the first six months of 2007 compared to the first six months of 2006, cost of sales increased by $930,000. As a result, cost of sales increased to 25.7% of sales in the first six months of 2007, from 19.3% in the first six months of the prior year.
          As a result of the sale of our United States photocopy business, we determined that it would be more economical to hire third parties to perform maintenance on our equipment and on merchant’s equipment where that is our responsibility. During the first and second quarters of 2007 we transitioned our ATM maintenance function from our own field service employees to third parties. During the first six months of 2007, our expense for third party ATM service increased by $1.7 million as compared to the same period in 2006. This increase was partially offset by a decrease of $166,000 in our cost of labor and parts attributed to our United States ATM business. As of December 31, 2006, we had 129 field service employees in the United States doing maintenance on equipment for both our ATM and photocopy businesses. As of June 30, 2007, we had terminated all of our field service employees. We expect our maintenance costs in the third and fourth quarters of 2007 to be lower than in the first two quarters as a result of the new arrangements we have put in place.

          The increase in ATM maintenance costs was partially offset by:
•
A decrease in our cost of vault cash of $251,000, or 8.3%, as compared to the first six months of 2006. The decrease in the cost of vault cash is due to a reduction of the amount of vault cash in our system, which has decreased from $85.5 million at June 30, 2006 to $71.9 million at June 30, 2007.

•	A $627,000 decrease in the cost of ATM machines sold due to the $981,000 decrease in ATM sales as compared to the first six months of 2006.
Selling, General and Administrative Expense
          Selling, general and administrative expense attributed to continuing operations decreased by $5.8 million to $9.6 million in the first six months of 2007 from $15.4 million in the first six months of the prior year. Selling, general and administrative expense as a percent of sales decreased to 20.7% in the first six months of 2007 from 26.9% in the first six months of the prior year. Specific decreases included:
•	Amortization expense decreased by $2.5 million due to the reduction of the basis of our intangible assets as a result of impairment charges taken in the third quarter of 2006.

•
Labor costs (excluding non-cash stock compensation expense) decreased by $2.0 million, or approximately 37%. In connection with and following the sales of businesses in January 2007 we have substantially reduced our selling, general and administrative staff, from 102 employees as of December 31, 2006, to 59 employees as of June 30, 2007.

•
Non-cash stock compensation expense decreased by $592,000. In the second quarter of 2006, we recorded $618,000 of expense in connection with the acceleration of the vesting of options granted to our former President and Chief Executive Officer.

Restructuring Charges
          In connection with the corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we have made significant staff reductions, including termination by the end of May 2007 of substantially all of our United States field service employees. We have also vacated leased warehouse and office space occupied by the terminated employees. During the first six months of 2007 we paid severance of $167,000 to terminated employees. During the first six months of 2007 we vacated warehouse and office space in eleven United States locations. The vacated space was leased under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we expect to incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties.
          The costs for both severance payments and vacated leases are included in restructuring charges in our statement of operations for the six months ended June 30, 2007.
Loss on Early Extinguishment of Debt
          In January 2007 we used $98.4 million of the net proceeds from the sales of businesses to make principal and interest payments on our term loans and line of credit. In connection with those payments we wrote off deferred financing costs of $4.1 million. In the second quarter of 2006 we refinanced our previous debt and recorded a $3.1 million loss on early extinguishment of debt consisting of the writeoff of deferred financing costs and prepayment penalties.
Other Income
          Other income in the first six months of 2006 includes currency exchange gains of $337,000 and a gain on the settlement of an interest rate cap of $173,000.
Tax Rate
          Our effective tax rate for the first six months of 2006 was 36.2%, resulting in a tax benefit attributed to continuing operations of $2.2 million. We have recorded no benefit from our losses for the first six months of 2007 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.
Discontinued Operations
          On June 28, 2006, we sold all of the outstanding shares of our United Kingdom photocopier subsidiary to an unrelated third party for cash.
          Effective January 1, 2007, we sold substantially all of the assets of our Canadian ATM business for approximately Canadian $13.0 million (U.S. $11.1 million using exchange rates as of January 12, 2007), subject to certain adjustments. We recorded a gain on the sale of $2.4 million.
          Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £43.8 million (approximately $86.1 million using exchange rates as of January 24, 2007), subject to certain adjustments which have not yet been agreed upon. We recorded a gain on the sale of $6.4 million.
          On January 29, 2007, we sold substantially all of the assets of our United States photocopy business for approximately $9.0 million, subject to certain adjustments. We recorded a gain on the sale of approximately $833,000.

          On June 19, 2007, we sold substantially all of the assets of our Canadian photocopy business to an unrelated third party. The sales price for the assets was approximately Canadian $615,000 (approximately U.S. $571,000 using exchange rates as of June 19, 2007) in cash and assumption of liabilities, plus 50% of the cash flows from the operation of the business for seven years. We recorded a gain on the sale of approximately $29,000.
          The operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses are shown as discontinued operations in our consolidated statements of operations for the six-month periods ended June 30, 2006 and 2007. Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006 and January 2007 to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.
          Our pretax income from discontinued operations for the first six months of 2007 was $5.2 million, compared to a pretax loss of $2.0 million for the first six months of 2006. The pretax income from discontinued operations for the first six months of 2007 consisted of losses from operations of $4.4 million and gains on the sales of the discontinued businesses of $9.6 million. See Note 10 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Loss
          Our net loss for the first six months of 2007 was $4.4 million compared to a net loss of $6.0 million for the first six months of 2006.
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
          During the first six months of 2007 we used $9.1 million of cash in our operating activities (including discontinued operations), compared to $1.7 million used in operating activities during the first six months of 2006. During the first six months of 2007 we received $104 million in proceeds from the sales of businesses, and we used most of those proceeds to repay debt and accrued interest. During the first six months of 2007 our capital expenditures were $41,000, down from $2.3 million in the first six months of 2006.
          We had cash and cash equivalents of $3.2 million at June 30, 2007, compared to $4.8 million at December 31, 2006, and a net working capital deficit of $5.0 million at June 30, 2007 compared to a net working capital deficit of $2.6 million at December 31, 2006. As of December 31, 2006, we classified all of the assets of the businesses sold in January 2007 as current assets, because the proceeds from those sales were required to be used to pay debt classified as a current liability. This debt was substantially repaid in January 2007. Subject to the matter discussed in the next paragraph, we believe that our liquidity and capital resources are adequate for our currently anticipated needs.
          In connection with the sales of our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy businesses in the United States and Canada during the first six months of 2007, we have made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices may be subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors the amounts of which have not yet been agreed upon. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing.
          We believe that as of June 30, 2007, the remaining cost of upgrading the ATMs we own to comply with new industry standards known as triple DES will be approximately $180,000. These costs will be capitalized and depreciated over the remaining life of each asset. As of June 30, 2007, approximately 93% of our owned ATMs in the United States were compliant with triple DES. We intend to complete the upgrade of our ATMs to comply with these new standards by December 31, 2007, and we expect to fund the upgrades with cash on hand and from our operations.

          In November 2006 we announced the implementation of a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. Subsequent to that announcement, we have sold operations that accounted for approximately 61% of our net sales in 2006. In connection with our restructuring plan and the sales of a substantial part of our operations, we have reduced our number of employees from 364 as of December 31, 2006 to 57 as of July 31, 2007.
Syndicated Credit Facility
          As of September 30, 2006, our financial performance caused us to not be in compliance with certain covenants in our credit agreements pursuant to which we then owed $94.9 million. Our lenders had the right to seek to accelerate the loans under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rates on our loans was increased. The increased interest cost was deferred and added to principal. In addition, the maturity dates of the loans were changed so that a total of $69.9 million was due on or before February 28, 2007. The financial covenants were modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non cash expenses which we refer to as adjusted EBITDA, and to limit capital expenditures. As of June 30, 2007, we were not in compliance with the adjusted EBITDA covenant. We have received waivers of the violations of our adjusted EBITDA covenant for the months of December 2006 through June 2007. We also granted warrants to the holders of our Term Loan B to purchase 3.1 million shares of our common stock at a price of $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007. However, because we filed our Annual Report on Form 10-K for 2006 and our Quarterly Report on Form 10-Q for the first quarter of 2007 late and are currently focusing on filing timely periodic reports, we have not yet filed the registration statement. We have not received any demands from the warrant holders to file the registration statement as of the date of this report; we plan to file the registration statement as soon as reasonably practicable. Because the present value of the cash flows under the terms of the revised debt instruments were less than 10% different than the present value of the remaining cash flows under the terms of the original instruments, we accounted for the restructuring of our loans as a modification of the previously outstanding debt. Accordingly, we charged to expense the legal fees we incurred and recorded the fair value of the warrants and loan fees as deferred financing costs.
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
          As discussed further in Note 10 to our condensed consolidated financial statements, during the first six months of 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses and used $98.6 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners and other lenders. Following these payments, as of June 30, 2007, the only remaining balance under our term loans and line of credit was $1.9 million on our Term Loan B which is due in June 2012.
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
United States Vault Cash Facility
          General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. As of June 30, 2007, we had access to $100 million of vault cash under the facility of which $71.9 million was being used.
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

          Operation of the facility. We obtain our vault cash under the facility pursuant to a Loan and Servicing Agreement. In accordance with that agreement, Autobahn raises funds by issuing asset-backed commercial paper. Autobahn then loans those funds to the Trust at an interest rate equal to the interest rate borne by the commercial paper plus 1.35%. The loaned funds are then deposited into an account from which, at the direction of TRM ATM acting as the servicer of the facility, they are disbursed to armored car carriers for transportation to our United States ATMs. The loaned funds are then available for withdrawal from the ATMs by the public. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay Autobahn.
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
          Cost of the facility. The primary costs paid in connection with the facility are:
•
Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.35% plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans. Interest for the six months ended June 30, 2007 was $2.4 million.

•
Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of June 30, 2007. Autobahn’s annual return is equal to 1.75% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•
Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility. Autobahn’s fees for the six months ended June 30, 2007 were $93,000.

          Risk of loss and insurance. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the minority equity investor and with Autobahn as the majority equity investor. TRM ATM serves only as an administrator or servicer of the Trust.
          We maintained letters of credit totaling $3.8 million, or 5.5% of loans outstanding on June 30, 2007, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.
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

Contractual Commitments and Obligations
          Contractual commitments and obligations as of June 30, 2007 were as follows (in thousands):

	Payments Due by Period
		July 1 –
		December 31,
Contractual obligations	Total	2007	2008-2009	2010-2011	After 2011
TRM Corporation and subsidiaries
Long-term debt	$3,355	$159	$632	$632	$1,932
Operating leases	1,562	264	884	243	171
Purchase obligations	11,875	2,500	9,375	—	—

Total TRM Corporation and subsidiaries	16,792	2,923	10,891	875	2,103
TRM Inventory Funding Trust note payable	92,051	2,389	9,478	9,478	70,706

Total contractual cash obligations	$108,843	$5,312	$20,369	$10,353	$72,809

          The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of June 30, 2007. The long-term debt and TRM Inventory Funding Trust note payable are shown above in accordance with their contractual terms. However, because we believe it is likely that our creditors may be able to demand payment of those debts during 2007, we have classified them as current liabilities in our consolidated balance sheet. Purchase obligations consist of a master services agreement with eFunds Corporation, which involves payment totaling at least $5 million annually over an initial term expiring in November 2009.
Critical Accounting Policies and Estimates
          Our critical accounting policies and estimates as of June 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
New Accounting Standards
          In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for us beginning in 2007. Our adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flows.
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
Interest Rate Risk
          We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income from continuing operations was $117,000 for the six months ended June 30, 2007, and $92,000 for the same period in 2006. If the interest rate we earned on the $7.5 million cash we had available for investment at June 30, 2007 increased or decreased by 1%, our interest income would increase or decrease by $75,000 per year.
          Interest on borrowings pursuant to our syndicated loan facility is at variable rates. As of June 30, 2007 the interest rate on our $1.9 million term loan was 17.36%. If the interest rate for our borrowings under the term loan increased by 1%, our interest cost would increase by $19,000 per year.
          Under our United States vault cash facility, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $69.3 million at June 30, 2007 and $83.8 million at June 30 2006 under this arrangement. The weighted average interest rate on these borrowings at June 30, 2007 was 6.75%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $1.2 million and $1.6 million for the quarters ended June 30, 2007 and 2006, respectively, and $2.5 million and $3.0 million for the six-month periods ended June 30, 2007 and 2006, respectively. If the interest rate for the Trust’s borrowings at June 30, 2007 increased by 1%, to a weighted average of 7.75%, our cost of sales would increase by $693,000 per year.

Foreign Currency Risk
          During 2006, and until the sale of substantially all of our foreign operations, we were subject to foreign currency exchange rate exposure. We realized sales from, and paid the expenses of our international operations in British pounds, Canadian dollars and Euros. As a result of the sales in 2007 of substantially all of our foreign operations, substantially all of our foreign exchange rate risk has been eliminated.
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

          However, as of August 9, 2007, the testing of the effectiveness of our remediation plan for material weaknesses in controls over segment disclosures and impairment analysis has not been completed.
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

ITEM 6. EXHIBITS
     (a) Exhibits
2.1	Asset Purchase Agreement dated June 19, 2007, between TRM (Canada) Corporation and TRM Multitech Services Inc. (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the period ended March 31, 2007).

3.1(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998).

3.1(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998).

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748]).

4.2	Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998).

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1).

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2).
10.6	(a)	Employment Agreement dated August 1, 2007 by and between TRM Corporation and Michael Dolan.
	(b)	Employment Agreement dated August 12, 2005 by and between TRM Corporation and Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.7(f) of Form 10-Q for the period ended June 30, 2005).
	(c)	Retainer Agreement dated May 31, 2007 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.6(b) of Form 10-Q for the period ended March 31, 2007).
	(d)	Employment Agreement dated May 21, 2007, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.6(c) of Form 10-Q for the period ended March 31, 2007).

(e)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(d) of Form 10-K for the year ended December 31, 2006).
(f)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(e) of Form 10-K for the year ended December 31, 2006).
(g)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006).
31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION
Date: August 14, 2007	By:	/s/ Jon S. Pitcher
Jon S. Pitcher
Principal Accounting Officer