Form 10-K/A
period 2006-12-31
TRM CORP
filed 2007-08-23
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Common Stock
(Title of each class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [ X ]
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes [   ] No [ X ]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [   ]
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]
     As of June 30, 2006 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $107,441,000.
     As of May 1, 2007 the number of shares of the registrant’s Common Stock outstanding was 17,143,589.
Documents incorporated by reference: None

TRM CORPORATION

Item		Page
No.		No.
Part IV
15.	Exhibits, Financial Statement Schedules	1
Consent of PricewaterhouseCoopers LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Principal Accounting Officer
Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on May 23, 2007 (the “Original Filing”). The Registrant is refiling Part IV to include Exhibit 23.1 and to correct a typographical error in the exhibit list. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications.
     Except as described above, no other changes have been made to the Original Filing.

ii

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report

1.	Financial Statements
We refer you to the Financial Statements included in Part IV, Item 15 of the Original Filing.
2.	Financial Statement Schedules:
We refer you to the Financial Statements included in Part IV, Item 15 of the Original Filing.
3.	Exhibits:
(a)	The exhibits listed below are filed as part of this report

Exhibit
Number
2.1	Share Purchase Agreement dated May 18, 2006 between TRM Copy Centers (USA) Corporation, and Digital 4 Convenience PLC (incorporated herein by reference to Exhibit 2.1 of Form 10-K for the fiscal year ended December 31, 2006)

2.2	Asset Purchase Agreement dated December 14, 2006 between TRM (Canada) Corporation, EZEE ATM LP, and TRM Corporation (incorporated herein by reference to Exhibit 2.2 of Form 10-K for the fiscal year ended December 31, 2006)

2.3	Asset Purchase Agreement dated December 13, 2006, by and among Skyview Capital, LLC, TRM Copy Centers, LLC, TRM Corporation, and TRM Copy Centers (USA) Corporation (incorporated herein by reference to Exhibit 2.3 of Form 10-K for the fiscal year ended December 31, 2006)

2.4	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited (incorporated herein by reference to Exhibit 2.4 of Form 10-K for the fiscal year ended December 31, 2006)

3.1	(a) Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

(b) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.5	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2006)

4.6	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on November 22, 2006)

4.7	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on November 22, 2006)

4.8	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on November 22, 2006)

10.1	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003)

10.2	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)

10.3	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)

	b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

	c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.4	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.5	Form of Stock Option Agreements:
		a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

		b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

		c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.6	Employment Agreements:
		a)	Employment Agreement dated August 12, 2005, with Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.7(f) of Form 10-Q for the period ended June 30, 2005)

		b)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

		c)	Employment Agreement dated September 15, 2006, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.7(l) of Form 10-Q filed for the quarter ended September 30, 2006)

		d)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(d) of Form 10-K for the fiscal year ended December 31, 2006)

		e)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(e) of Form 10-K for the fiscal year ended December 31, 2006)

		f)	Employment Agreement dated April 1, 2004, with Ashley S. Dean (incorporated herein by reference to Exhibit 10.6(e) of Form S-3 filed on June 23, 2004)

		g)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

10.7	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)

	b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)

	c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corporation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)

10.8	a)	Loan and Servicing Agreement dated March 17, 2000 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

	b)	Third Amendment to Loan and Servicing Agreement dated as of April 23, 2002 among TRM Inventory Funding Trust TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

	c)	Fourth Amendment to Loan and Servicing Agreement dated as of July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

	d)	Fifth Amendment to Loan and Servicing Agreement dated as of April 23, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(d) of Form 10-K for the fiscal year ended December 31, 2006)

	e)	Sixth Amendment to Loan and Servicing Agreement dated as of May 28, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(e) of Form 10-K for the fiscal year ended December 31, 2006)

	f)	Seventh Amendment to Loan and Servicing Agreement dated as of July 21, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(f) of Form 10-K for the fiscal year ended December 31, 2006)

	g)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

	h)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 (c) of Form 10-K for the fiscal year ended December 31, 2004)

	i)	Tenth Amendment to Loan and Servicing Agreement dated as of July 21, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 10.8(i) of Form 10-K for the fiscal year ended December 31, 2006)

	j)	Forbearance Agreement dated March 28, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2006)

	k)	Eleventh Amendment to Loan and Servicing Agreement dated as of June 1, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(k) of Form 10-K for the fiscal year ended December 31, 2006)

	l)	Twelfth Amendment to Loan and Servicing Agreement dated as of September 30, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2006)

	m)	Thirteenth Amendment to Loan and Servicing Agreement dated as of January 31, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(m) of Form 10-K for the fiscal year ended December 31, 2006)

10.9	a)	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

	b)	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

10.10	a)	Credit Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.8 of Form 10-Q filed for the quarter ended June 30, 2006)

	b)	Second Lien Loan Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.9 of Form 10-Q filed for the quarter ended June 30, 2006)

	c)	Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006 (incorporated herein by reference to Exhibit 10.10 of Form 10-Q filed for the quarter ended June 30, 2006)

	d)	First Amendment to Credit Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, as Borrowers, the subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent and as a Lender and GSO Origination Funding Partners, LP, as a Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 22, 2006)

	e)	Amended and Restated Second Lien Loan Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, GSO Origination Funding Partners LP, and the other lenders identified therein (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 22, 2006)

	f)	Supplemental Deed Amending a Facility Agreement dated November 2006, by and among TRM (ATM) Limited, GSO Luxembourg Onshore Funding SarL, Wells Fargo Foothill, Inc. and TRM Corporation (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 22, 2006)

	g)	Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 of the Original Filing)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on August 22, 2007.

TRM CORPORATION
By:	/s/ Richard B. Stern
Richard B. Stern
President and Chief Executive Officer

POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on August 22, 2007 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Richard B. Stern	President and Chief Executive Officer
Richard B. Stern	(Principal Executive Officer)

/s/ Michael J. Dolan	Chief Financial Officer
Michael J. Dolan	(Principal Financial Officer)

/s/ Jon S. Pitcher	Principal Accounting Officer
Jon S. Pitcher	(Principal Accounting Officer)

/s/ Jeffrey F. Brotman	Director

Jeffrey F. Brotman

/s/ Nancy Alperin	Director

Nancy Alperin

/s/ Tony C. Banks	Director

Tony C. Banks

/s/ Edward E. Cohen	Director

Edward E. Cohen

/s/ Alan D. Schreiber	Director

Alan D. Schreiber

/s/ Harmon S. Spolan	Director

Harmon S. Spolan

/s/ John S. White	Director

John S. White

EXHIBIT INDEX

Exhibit
Number
2.1	Share Purchase Agreement dated May 18, 2006 between TRM Copy Centers (USA) Corporation, and Digital 4 Convenience PLC (incorporated herein by reference to Exhibit 2.1 of Form 10-K for the fiscal year ended December 31, 2006)

2.2	Asset Purchase Agreement dated December 14, 2006 between TRM (Canada) Corporation, EZEE ATM LP, and TRM Corporation (incorporated herein by reference to Exhibit 2.2 of Form 10-K for the fiscal year ended December 31, 2006)

2.3	Asset Purchase Agreement dated December 13, 2006, by and among Skyview Capital, LLC, TRM Copy Centers, LLC, TRM Corporation, and TRM Copy Centers (USA) Corporation (incorporated herein by reference to Exhibit 2.3 of Form 10-K for the fiscal year ended December 31, 2006)

2.4	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited (incorporated herein by reference to Exhibit 2.4 of Form 10-K for the fiscal year ended December 31, 2006)

3.1	(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

	(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.5	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2006)

4.6	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on November 22, 2006)

4.7	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on November 22, 2006)

4.8	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on November 22, 2006)

10.1	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003)

10.2	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)

10.3	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)

	b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

	c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.4	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.5	Form of Stock Option Agreements:
		a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

		b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

		c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.6	Employment Agreements:
		f)	Employment Agreement dated August 12, 2005, with Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.7(f) of Form 10-Q for the period ended June 30, 2005)

		g)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

		h)	Employment Agreement dated September 15, 2006, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.7(l) of Form 10-Q filed for the quarter ended September 30, 2006)

		i)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(d) of Form 10-K for the fiscal year ended December 31, 2006)

		j)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(e) of Form 10-K for the fiscal year ended December 31, 2006)

		f)	Employment Agreement dated April 1, 2004, with Ashley S. Dean (incorporated herein by reference to Exhibit 10.6(e) of Form S-3 filed on June 23, 2004)

		g)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

10.7	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)

	b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)

	c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corporation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)

10.8	a)	Loan and Servicing Agreement dated March 17, 2000 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

	b)	Third Amendment to Loan and Servicing Agreement dated as of April 23, 2002 among TRM Inventory Funding Trust TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

	c)	Fourth Amendment to Loan and Servicing Agreement dated as of July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

	d)	Fifth Amendment to Loan and Servicing Agreement dated as of April 23, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(d) of Form 10-K for the fiscal year ended December 31, 2006)

	e)	Sixth Amendment to Loan and Servicing Agreement dated as of May 28, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(e) of Form 10-K for the fiscal year ended December 31, 2006)

	f)	Seventh Amendment to Loan and Servicing Agreement dated as of July 21, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(f) of Form 10-K for the fiscal year ended December 31, 2006)

	g)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

	h)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 (c) of Form 10-K for the fiscal year ended December 31, 2004)

	i)	Tenth Amendment to Loan and Servicing Agreement dated as of July 21, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 10.8(i) of Form 10-K for the fiscal year ended December 31, 2006)

	j)	Forbearance Agreement dated March 28, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2006)

	k)	Eleventh Amendment to Loan and Servicing Agreement dated as of June 1, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(k) of Form 10-K for the fiscal year ended December 31, 2006)

	l)	Twelfth Amendment to Loan and Servicing Agreement dated as of September 30, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2006)

	m)	Thirteenth Amendment to Loan and Servicing Agreement dated as of January 31, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(m) of Form 10-K for the fiscal year ended December 31, 2006)

10.9	a)	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

	b)	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

10.10	a)	Credit Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.8 of Form 10-Q filed for the quarter ended June 30, 2006)

	b)	Second Lien Loan Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.9 of Form 10-Q filed for the quarter ended June 30, 2006)

	c)	Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006 (incorporated herein by reference to Exhibit 10.10 of Form 10-Q filed for the quarter ended June 30, 2006)

	d)	First Amendment to Credit Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, as Borrowers, the subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent and as a Lender and GSO Origination Funding Partners, LP, as a Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 22, 2006)

	e)	Amended and Restated Second Lien Loan Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, GSO Origination Funding Partners LP, and the other lenders identified therein (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 22, 2006)

	f)	Supplemental Deed Amending a Facility Agreement dated November 2006, by and among TRM (ATM) Limited, GSO Luxembourg Onshore Funding SarL, Wells Fargo Foothill, Inc. and TRM Corporation (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 22, 2006)

	g)	Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 of the Original Filing)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350