Form 10-Q
period 2007-09-30
TRM CORP
filed 2007-11-08
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,213,226 shares of common stock outstanding at November 1, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. EXHIBITS
SIGNATURE
Fourteenth Amendment to Loan and Servicing Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Principal Accounting Officer
Certification of Chief Executive Officer, pursuant to Section 906
Certification of Chief Financial Officer, pursuant to Section 906
Certification of Principal Accounting Officer, pursuant to Section 906

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	December 31,	September 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$4,784	$3,523
Restricted cash	—	4,064
Accounts receivable, net	4,328	3,515
Income taxes receivable	215	114
Inventories	674	50
Prepaid expenses and other	1,579	1,315
Deferred financing costs	5,270	181
Restricted cash – TRM Inventory Funding Trust	73,701	65,809
Assets held for sale	106,081	—

Total current assets	196,632	78,571
Equipment, less accumulated depreciation and amortization	11,646	6,078
Goodwill	16,748	16,748
Intangible assets, less accumulated amortization	585	644
Other assets	833	866

Total assets	$226,444	$102,907

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,988	$6,578
Accrued expenses	8,811	15,540
Term loans and line of credit	99,318	1,966
TRM Inventory Funding Trust note payable	71,697	62,544
Liabilities related to assets held for sale	13,437	—

Total current liabilities	199,251	86,628

Minority interest	1,500	1,500

Commitments and contingencies (notes 9 and 11)

Shareholders’ equity:
Common stock, no par value - 50,000 shares authorized; 17,194 shares issued and outstanding (17,126 at December 31, 2006)	135,595	136,023
Additional paid-in capital	63	63
Accumulated other comprehensive income - Accumulated foreign currency translation adjustment	4,692	2,683
Accumulated deficit	(114,657)	(123,990)

Total shareholders’ equity	25,693	14,779

Total liabilities and shareholders’ equity	$226,444	$102,907

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Sales	$26,414	$23,327	$83,483	$69,772
Less discounts	16,702	14,990	51,132	44,007

Net sales	9,712	8,337	32,351	25,765
Cost of sales:
Cost of vault cash	1,782	1,394	4,823	4,184
Other	4,111	4,233	12,056	13,360

Gross profit	3,819	2,710	15,472	8,221
Selling, general and administrative expense (including non-cash stock compensation of $955 and $350 for the nine-month periods ended September 30, 2006 and 2007, respectively)	7,150	4,712	22,529	14,337
Impairment charges (Note 10):
Goodwill	20,393	—	20,393	—
Other intangible assets	22,918	—	22,918	—
Restructuring charges (Note 12)	—	—	—	963
Equipment write-offs	18	1,198	74	1,216

Operating loss	(46,660)	(3,200)	(50,442)	(8,295)
Interest expense and amortization of debt issuance costs	—	116	—	276
Loss on early extinguishment of debt	—	—	3,105	4,059
Other expense (income), net	(133)	(110)	(928)	240

Loss from continuing operations before provision (benefit) from income taxes	(46,527)	(3,206)	(52,619)	(12,870)
Provision (benefit) for income taxes	(2,395)	59	(4,598)	59

Loss from continuing operations	(44,132)	(3,265)	(48,021)	(12,929)
Discontinued operations:
Income (loss) from operations, including gains on sales	(54,825)	(1,624)	(56,850)	3,596
Benefit for income taxes	(102)	—	(19)	—

Income (loss) from discontinued operations	(54,723)	(1,624)	(56,831)	3,596

Net loss	$(98,855)	$(4,889)	$(104,852)	$(9,333)

Weighted average common shares outstanding	17,102	17,194	17,007	17,166
Basic and diluted income (loss) per share:
Continuing operations	$(2.58)	$(.19)	$(2.82)	$(.75)
Discontinued operations	(3.20)	(.09)	(3.35)	.21

Net loss	$(5.78)	$(.28)	$(6.17)	$(.54)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(In thousands)

					Accumulated
				Additional	other
	Comprehensive	Common		paid-in	comprehensive	Accumulated
	loss	Shares	Amounts	capital	income	deficit	Total

Balances, December 31, 2006		17,126	$135,595	$63	$4,692	$(114,657)	$25,693
Comprehensive loss:
Net loss	$(9,333)	—	—	—	—	(9,333)	(9,333)
Other comprehensive income (loss) -
Foreign currency translation adjustment:
Recognized in income	(2,622)	—	—	—	(2,622)	—	(2,622)
Current period adjustment	613	—	—	—	613	—	613

Comprehensive loss	$(11,342)

Other capital additions		—	53	—	—	—	53
Exercise of stock options		18	25	—	—	—	25
Stock option expense		—	(11)	—	—	—	(11)
Restricted stock expense		—	361	—	—	—	361
Restricted shares vested		50	—	—	—	—	—

Balances, September 30, 2007		17,194	$136,023	$63	$2,683	$(123,990)	$14,779

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Nine months ended September 30, 2006 and 2007
(Unaudited)
(In thousands)

	2006	2007
Operating activities:
Net loss	$(104,852)	$(9,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges and asset write-downs	96,062	3,591
Depreciation and amortization	15,608	2,542
Non-cash stock compensation	955	350
Loss on disposal of equipment	366	171
Provision for doubtful accounts	397	72
Loss on early extinguishment of debt	2,560	4,059
Gain on sale of discontinued operations	(362)	(5,336)
Cumulative foreign currency translation adjustments recognized in income	(1,538)	(2,622)
Changes in items affecting operations, net of effects of business dispositions:
Restricted cash	—	(4,064)
Accounts receivable	2,143	612
Inventories	608	978
Income tax receivable	(4)	101
Prepaid expenses and other	(295)	412
Accounts payable	101	884
Accrued expenses	(6,175)	(182)
Deferred income taxes	(5,082)	—

Cash provided by (used in) operating activities	492	(7,765)

Investing activities:
Proceeds from sale of equipment	43	52
Capital expenditures	(4,464)	(41)
Proceeds from sale of discontinued operations	4,280	103,671
Acquisition of intangible and other assets	(778)	(428)

Cash provided by (used in) investing activities	(919)	103,254

Financing activities:
Borrowings on notes payable	116,431	1,289
Repayment of notes payable	(114,001)	(98,641)
Debt financing costs	(2,979)	—
Principal payments on capital lease obligations	(576)	(26)
Decrease (increase) in restricted cash – TRM Inventory Funding Trust	(9,761)	7,892
Proceeds (repayments) of TRM Inventory Funding Trust note, net	9,671	(9,153)
Proceeds from exercise of stock options	91	25
Other	(19)	53

Cash used in financing activities	(1,143)	(98,561)

Effect of exchange rate changes	(271)	(1,491)

Net decrease in cash and cash equivalents	(1,841)	(4,563)
Beginning cash and cash equivalents, including $3,302 classified as assets held for sale at December 31, 2006	9,708	8,086

Ending cash and cash equivalents	$7,867	$3,523

Supplemental cash flow information:
Payments:
Cash paid for interest	$6,245	$534
Cash paid for income taxes	$79	$17
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
     We incurred a net loss of $120.1 million in the year ended December 31, 2006 and a loss from continuing operations of $12.9 million in the nine months ended September 30, 2007. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006, we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During January 2007, we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy business and used $98.4 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining balance of principal plus accrued interest of $2.0 million as of January 31, 2007. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
     In connection with the sales of our ATM businesses in Canada, the United Kingdom and Germany, and our photocopy businesses in the United States and Canada in the first six months of 2007, we made various representations and warranties and/or provided indemnities, including those relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sales or other factors. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. The purchaser of our United Kingdom and German ATM business has asserted claims pursuant to the sales agreement, and we are disputing certain of those claims. We have recorded a liability for repayment of our best estimate of the ultimate settlement of those claims. Currently, none of the other purchasers are pursuing claims against us. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay claims relating to our 2007 business sales without additional financing.
     In November 2006 we announced the implementation of a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. Subsequent to that announcement, we have sold operations that accounted for approximately 61% of our net sales in 2006. In connection with our restructuring plan and the sales of a substantial part of our operations, we have reduced our number of employees from 364 as of December 31, 2006 to 41 as of September 30, 2007.
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
2. Financial Statement Reclassifications
     Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ equity or previously reported net income. As discussed in Note 9, we have reclassified the results of operations of our Canadian, United Kingdom and United States photocopier operations and our Canadian, United Kingdom and German ATM operations to discontinued operations for all periods presented.
3. Net Loss Per Share
     Basic and diluted net loss per share are based on the weighted average number of shares outstanding during each period, with diluted net loss per share including the effect of potentially dilutive securities. For diluted net loss per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. For the three and nine months ended September 30, 2006, our stock options and shares of unvested restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive. For the three and nine months ended September 30, 2007 our stock options, warrants and shares of unvested restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

4. Equipment

	December 31,	September 30,
	2006	2007
	(in thousands)
Photocopiers	$6,771	$—
ATMs	11,267	10,416
Furniture and fixtures	1,307	1,254
Computer equipment	7,116	6,877

	26,461	18,547
Accumulated depreciation and amortization	(14,815)	(12,469)

	$11,646	$6,078

5. Term Loans and Line of Credit

	December 31,	September 30,
	2006	2007
	(in thousands)
Term loans	$92,808	$1,966
Lines of credit	6,510	—

	$99,318	$1,966

     As of September 30, 2006, our financial performance caused us to not be in compliance with certain covenants in our credit agreements pursuant to which we then owed $94.9 million. Our lenders had the right to seek to accelerate the loans under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rates on our loans were increased. The increased interest cost was deferred and added to principal. In addition, the maturity dates of the loans were changed so that a total of $69.9 million was due on or before February 28, 2007. The financial covenants were modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non cash expenses which we refer to as adjusted EBITDA, and to limit capital expenditures. As of September 30, 2007, we were not in compliance with the adjusted EBITDA covenant. We have received waivers of the violations of our adjusted EBITDA covenant for the months of December 2006 through September 2007. In connection with the loan restructuring, we also granted warrants to the holders of our Term Loan B to purchase 3.1 million shares of our common stock at a price of $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007. However, because we filed our Annual Report on Form 10-K for 2006 and our Quarterly Report on Form 10-Q for the first quarter of 2007 late and are currently focusing on filing timely periodic reports, we have not yet filed the registration statement. Under the terms of the registration rights agreement, the warrant holders can seek damages due to our inability to file the registration statement. We have not received any demands from the warrant holders to file the registration statement as of the date of this report; we plan to file the registration statement as soon as reasonably practicable. Because the present value of the cash flows under the terms of the revised debt instruments were less than 10% different than the present value of the remaining cash flows under the terms of the original instruments, we accounted for the restructuring of our loans as a modification of the previously outstanding debt. Accordingly, we charged to expense the legal fees we incurred and recorded the fair value of the warrants and loan fees as deferred financing costs.
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
     As discussed further in Note 9, during the first six months of 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses and used $98.6 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners LP and other lenders. Following these payments, as of September 30, 2007, the only remaining balance under our term loans and line of credit was $2.0 million on our Term Loan B which is due in June 2012.
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
6. Stock-based Compensation
     In the first quarter of 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.” As a result of this adoption, we now record the grant date fair value of share-based compensation arrangements, net of estimated forfeitures, as compensation expense over the underlying service periods. In April 2006 we accelerated the vesting of certain options granted to our former President and Chief Executive Officer. We recorded non-cash compensation expense of $618,000 in connection with this action in the second quarter of 2006. Stock-based compensation expense, which is included in selling general and administrative expense during the nine months ended September 30, 2006 and 2007 was as follows (in thousands):

	2006	2007
Modification of options previously granted	$618	$—
Amortization of:
Option grants	91	(11)
Restricted shares	246	361

	$955	$350

     A summary of stock option activity during the nine months ended September 30, 2007 follows:

	Number of	Weighted average
	shares	exercise price
Outstanding January 1, 2007	658,125	$6.39
Options granted	30,000	.98
Options exercised	(20,375)	1.59
Options forfeited	(380,625)	7.47

Outstanding September 30, 2007	287,125	4.73

     As of September 30, 2007, options to purchase 207,125 shares of common stock at a weighted average exercise price of $5.89 per share were vested and exercisable.
     A summary of restricted stock activity during the nine months ended September 30, 2007 follows:

Number of
shares
Unvested shares outstanding January 1, 2007	258,040
Shares granted	500,000
Shares vested	(50,000)
Shares forfeited	(2,010)

Unvested shares outstanding September 30, 2007	706,030

     The fair value of the shares granted during 2007 was $1.55 per share, and they vest annually over four years.

7. Provision for Income Taxes
     Our effective tax rate for the first nine months of 2006 was 8.7%, resulting in a tax benefit attributed to continuing operations of $4.6 million. We have recorded no benefit from our losses for the first nine months of 2007 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. As of September 30, 2007, we have net operating losses of approximately $17 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2027. Our Canadian subsidiary has net operating loss carryforwards of approximately $21 million available to offset future taxable income in Canada which expire in the years 2009 through 2016. However, we have sold substantially all of the assets of our Canadian subsidiary, and it no longer has any significant operations.
8. Segment Reporting
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
     Substantially all of our revenues from continuing operations for the three and nine-month periods ended September 30, 2006 and 2007 were derived from sales to customers in the United States. As of September 30, 2007, substantially all of our assets were located in the United States.
9. Discontinued Operations and Sales of Businesses
     In June 2006 we sold all of the outstanding shares of our United Kingdom photocopier subsidiary to an unrelated third party for cash.
     Effective January 1, 2007, we sold substantially all of the assets of our Canadian ATM business for approximately Canadian $13.0 million (U.S. $11.1 million using exchange rates as of January 12, 2007), subject to certain adjustments. We have recorded a gain on the sale of $2.3 million.
     Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £43.2 million (approximately $84.8 million using exchange rates as of

January 24, 2007), subject to certain adjustments which have not yet been agreed upon. We have recorded a gain on the sale of $5.1 million.
     On January 29, 2007, we sold substantially all of the assets of our United States photocopy business for approximately $8.7 million, subject to certain adjustments. We have recorded a gain on the sale of approximately $565,000.
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
     In connection with these sales, we made various representations and warranties and/or provided indemnities, including indemnities relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale, or other factors, the amounts for which have not yet been agreed upon. The purchasers may make claims against us relating to the representations, warranties or indemnities, or provisions for adjustment of the sales prices, and those claims could be substantial. The purchaser of our United Kingdom and German ATM businesses has asserted claims pursuant to the sales agreement, and we are disputing certain of those claims. Based on our negotiations with the purchaser, we have recorded a $6.5 million liability for repayment of our best estimate of the ultimate settlement of those claims. Currently, none of the other purchasers are pursuing claims against us. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay claims relating to our 2007 business sales without additional financing.
     The aggregate of the sales prices for the businesses we sold in the first six months of 2007 was approximately $105 million, before selling costs. We used $98.6 million of the net cash proceeds of $102.4 million to make principal and interest payments on our debt. The balance was used to fund escrow deposits and deposits with our bank to collateralize outstanding letters of credit. As of September 30, 2007, $4.1 million was held by our bank as collateral for outstanding letters of credit, and is reported as restricted cash on our balance sheet.
     The operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses are shown as discontinued operations for the three- and nine-month periods ended September 30, 2006 and 2007. Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.

     Net revenues of discontinued operations through the dates of sale (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Canada photocopy	$750	$—	$2,755	$1,102
United Kingdom photocopy	—	—	1,646	—
United States photocopy	5,551	—	17,457	1,368
Canada ATM	1,852	—	5,476	—
United Kingdom ATM	8,913	—	24,346	1,653
Germany ATM	48	—	59	130

	$17,114	$—	$51,739	$4,253

     Pretax income (loss) from discontinued operations for the three- and nine-month periods ended September 30, 2006 and 2007 through the dates of sale (in thousands):

	Three months ended September 30,
	2006			2007
		Gain on			Gain on
	Operations	sale	Total	Operations	sale	Total
Canada photocopy	$(2,944)	$—	$(2,944)	$—	$—	$—
United Kingdom photocopy	(286)	—	(286)	—	—	—
United States photocopy	(17,878)	—	(17,878)	—	(268)	(268)
Canada ATM	(6,420)	—	(6,420)	—	(48)	(48)
United Kingdom ATM	(27,112)	—	(27,112)	—	(1,308)	(1,308)
Germany ATM	(185)	—	(185)	—	—	—

	$(54,825)	$—	$(54,825)	$—	$(1,624)	$(1,624)

	Nine months ended September 30,
	2006			2007
		Gain on			Gain on
	Operations	sale	Total	Operations	sale	Total
Canada photocopy	$(2,806)	$—	$(2,806)	$(2,975)	$29	$(2,946)
United Kingdom photocopy	(787)	1,900	1,113	—	—	—
United States photocopy	(16,458)	—	(16,458)	398	565	963
Canada ATM	(6,591)	—	(6,591)	(113)	2,313	2,200
United Kingdom ATM	(31,492)	—	(31,492)	(1,617)	5,051	3,434
Germany ATM	(616)	—	(616)	(55)	—	(55)

	$(58,750)	$1,900	$(56,850)	$(4,362)	$7,958	$3,596

     Subsequent to the sales of our United States photocopy and Canadian photocopy and ATM businesses, we have resolved certain contingencies associated with those sales. In connection with the resolution of those contingencies and our revised estimate of the ultimate settlement of claims by the buyer of our United Kingdom ATM business, we recorded additional losses on the sales of discontinued operations of $221,000 in the second quarter of 2007 and $1.6 million in the third quarter of 2007.
     Substantially all of the assets and liabilities of our United States photocopy business and our ATM businesses in Canada, the United Kingdom and Germany, which were sold in January

2007, are presented in the accompanying balance sheet as of December 31, 2006, as held for sale.
     A charge of $2.7 million is included in discontinued operations for the first nine months of 2007 to write down the carrying amount of the assets of the Canadian photocopy business to their estimated fair value less cost to sell.
10. Impairment Charges
During the third quarter of 2006 we recorded non-cash charges of $96.1 million for the impairment of certain assets, of which $43.3 million is included in continuing operations and $52.8 million is included in discontinued operations.
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
     As described in Note 9, in the first six months of 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy businesses in the United States and Canada in four separate transactions. The total of the sales prices for the businesses we sold was approximately $105 million. In connection with these sales, we made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors. The purchasers may make claims against us relating to the representations, warranties or indemnities, or provisions for adjustment of the sales prices, and those claims could be substantial. The purchaser of our United Kingdom and German ATM businesses has asserted claims pursuant to the sales agreement, and we are disputing certain of those claims. We have recorded a liability for repayment of our best estimate of the ultimate settlement of those claims.
12. Corporate Restructuring, Equipment Write-downs and Inventory Write-down
     In connection with the corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we have made significant staff reductions, including termination of substantially all of our United States field service employees. We have also vacated leased warehouse and office space occupied by the terminated employees. During the first six months of 2007 we paid severance of $167,000 to terminated employees. During the first quarter of 2007 we vacated warehouse and office space in eleven United States locations. The vacated space was leased under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we expect to incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties.
     The costs for both severance payments and vacated leases are included in restructuring charges in our statement of operations for the nine months ended September 30, 2007.
     In the third quarter of 2007 contracts with three merchants that had TRM-owned ATMs in their stores were terminated, and we began removing those ATMs. In part because we no longer have field service technicians on our staff, we decided that we would not be refurbishing, upgrading and redeploying these ATMs, and we arranged to sell them to third parties. In addition, based on a review of our ATMs in storage, we decided that it would not be cost-

effective to refurbish and upgrade most of our stored machines to current standards. As a result, in the third quarter of 2007 we charged $1.1 million to equipment write-offs to write down the equipment to be sold to its estimated net realizable value.
     Additionally, since we no longer have field service technicians on our staff, we are no longer using our inventory of parts and used ATMs in the normal course of business, and we have decided to sell or otherwise dispose of that inventory. As a result, in the third quarter of 2007 we charged $270,000 to cost of sales to write down our inventories to their estimated net realizable value.
13. New Accounting Standards
     In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for us beginning in 2007. Our adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flows.
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
Overview
     During 2006 we operated ATM networks in the United States, United Kingdom, Canada and Germany, and we operated photocopier networks in the United States, United Kingdom and Canada. In June 2006 we sold our United Kingdom photocopy business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. In June 2007 we sold our Canadian photocopy business. Our remaining business operates ATMs in the United States. During the first nine months of 2007 our United States ATM networks had an average of 10,486 transacting ATMs compared to an average of 12,667 transacting ATMs during the first nine months of 2006.
     We had a $12.9 million loss from continuing operations in the first nine months of 2007, including a $4.1 million loss on early extinguishment of debt. In the first nine months of 2006 we had a loss from continuing operations of $48.0 million, including impairment charges of $43.3 million and a loss on early extinguishment of debt of $3.1 million.

     Our financial performance in the third quarter of 2006 caused us not to be in compliance with certain covenants in our credit facility with Wells Fargo Foothill, GSO Origination Funding Partners LP and other lenders, and in November 2006, we entered into agreements with the lenders to restructure our loans. Under the modified agreements all but $25 million of our debt was due in the first quarter of 2007. Because of the new repayment terms, during January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopier business, and used $98.4 million from the proceeds of those sales to make principal and interest payments under our financing agreements. In June 2007 we sold our Canadian photocopy business and used $232,000 of the proceeds from that sale to make further principal and interest payments under our financing agreements. After these payments, as of June 30, 2007, we owed $1.9 million of principal and accrued interest under the credit facility. In connection with these sales, we have made various representations and warranties and/or provided indemnities. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sale prices, and those claims could be substantial. The purchaser of our United Kingdom and German ATM businesses has asserted claims pursuant to the sales agreement, and we are disputing certain of those claims. We have recorded a liability for repayment of our best estimate of the ultimate settlement of those claims. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing which may not be available to us.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
ATM Results of Operations – Continuing Operations

	Three months ended September 30,
	2006		2007
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)
Transaction-based sales	$24,809	100.0%	$21,826	100.0%
Less discounts	16,702	67.3	14,990	68.7

Net transaction-based sales	8,107	32.7%	6,836	31.3%

Service and other sales	1,009		978
Sales of ATM equipment	596		523

Net sales	9,712		8,337
Cost of sales:
Cost of vault cash	1,782		1,394
Other	4,111		4,233

Gross profit	$3,819		$2,710

Operating data:
Average number of transacting ATMs	12,236		10,176
Withdrawal transactions	11,068,157		9,152,248
Average withdrawals per ATM per month	302		300
Average transaction-based sales per withdrawal transaction	$2.24		$2.39
Average discount per withdrawal transaction	$1.51		$1.64
Net transaction-based sales per withdrawal transaction	$.73		$.75
Sales
     For the third quarter of 2007, sales from continuing operations decreased by $3.1 million, or 12%, to $23.3 million from $26.4 million for the third quarter of 2006.
     The $3.1 million decrease in sales was primarily a result of a $3.0 million decrease in transaction-based sales.
     The $3.0 million decrease in transaction-based sales resulted from:
•	A 16.8% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of the contracts acquired from eFunds Corporation in November 2004. We expect that the number of ATMs in our networks will continue to decrease during the remainder of 2007.

•	A .7% decrease in average withdrawal transactions per ATM per month.

     The decreases in the number of ATMs in our network and average withdrawal transaction per ATM were partially offset by:
•	A 6.7% increase in average transaction-based sales per withdrawal transaction.
Sales Discounts
     Sales discounts decreased to $15.0 million in the third quarter of 2007 from $16.7 million in the third quarter of 2006. Sales discounts as a percentage of transaction-based sales increased to 68.7% in the third quarter of 2007 from 67.3% in the third quarter of 2006. While our transaction-based sales increased by $.15 per withdrawal, our discounts increased by only $.13 per transaction, resulting in an increase in our net transaction-based sales of $.02 per withdrawal.
Cost of Sales
     Although sales from continuing operations decreased by $3.1 million in the third quarter of 2007 compared to the third quarter of 2006, cost of sales decreased by only $266,000 as a result of factors discussed in this section. As a result, cost of sales increased to 24.1% of sales in the third quarter of 2007, from 22.3% in the third quarter of the prior year.
     As a result of the sale of our United States photocopy business, we determined that we could no longer economically keep a staff of field service employees that would provide the geographic coverage needed to provide maintenance to our ATMs. We decided that it would be more economical to hire third parties to perform maintenance on our equipment and on merchant’s equipment where that is our responsibility. During the first and second quarters of 2007 we transitioned our ATM maintenance function from our own field service employees to third parties. During the third quarter of 2007, our expense for third party ATM service increased by $1.1 million as compared to the same period in 2006. This increase was partially offset by a decrease of $776,000 in our cost of labor, parts and vehicle expense attributed to our United States ATM business. As of December 31, 2006, we had 129 field service employees in the United States doing maintenance on equipment for both our ATM and photocopy businesses. As of June 30, 2007, we had terminated all of our field service employees.
     Additionally, since we no longer have field service technicians on our staff, we are no longer using our inventory of parts and used ATMs in the normal course of business, and we have decided to sell or otherwise dispose of that inventory. As a result, in the third quarter of 2007 we charged $270,000 to cost of sales to write down our inventories to their estimated net realizable value.
     The increase in ATM maintenance costs and inventory writedowns charged to cost of sales was partially offset by:
•	A decrease in our cost of vault cash of $388,000, or 21.8%, as compared to the third quarter of 2006. The number of ATMs for which we provide cash has decreased by 15.4% from September 30, 2006 to September 30, 2007, and the total amount of vault cash in our system has decreased by 22.3%, to $65.8 million at September 30, 2007 from

$84.7 million at September 30, 2006. In addition, the interest rate on our vault cash facility has decreased to 6.7% as of September 30, 2007 from 7.1% as of September 30, 2006, primarily as a result of a negotiated .35% decrease in the mark-up over the commercial paper rate.

•	A decrease in armored car carrier costs of $224,000, or 25.6%, as compared to the third quarter of 2006. This decrease in expense is due primarily to the reduction in the number of ATMs for which we provide cash.
Selling, General and Administrative Expense
     Selling, general and administrative expense attributed to continuing operations decreased by $2.4 million to $4.7 million in the third quarter of 2007 from $7.1 million in the third quarter of the prior year. Selling, general and administrative expense as a percent of sales decreased to 20.2% in the third quarter of 2007 from 27.1% in the third quarter of the prior year. Specific decreases included:
•	Amortization expense decreased by $1.3 million due to the reduction of the basis of our intangible assets as a result of impairment charges taken in the third quarter of 2006.

•	Labor costs (excluding non-cash stock compensation expense) decreased by $1.3 million, or approximately 47%. In connection with and following the sales of businesses in January and June 2007 we have substantially reduced our selling, general and administrative staff, from 102 employees as of December 31, 2006, to 41 employees as of September 30, 2007.
Equipment Write-offs
     In the third quarter of 2007 contracts with three merchants that had TRM-owned ATMs in their stores were terminated, and we began removing those ATMs. In part because we no longer have technicians on our staff, we decided that we would not be refurbishing, upgrading and redeploying these ATMs, and we arranged to sell them to third parties. In addition, based on a review of our ATMs in storage, we decided that it would not be cost-effective to refurbish and upgrade most of our stored machines to current standards. As a result, in the third quarter of 2007 we charged $1.1 million to equipment write-offs to write down the equipment to be sold to its estimated net realizable value.
Tax Rate
     Our effective tax rate for continuing operations for the third quarter of 2006 was 5.1%, resulting in a tax benefit attributed to continuing operations of $2.4 million. We have recorded no benefit from our losses for the third quarter of 2007 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.

Discontinued Operations
     The operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses are shown as discontinued operations in our consolidated statements of operations for the three-month periods ended September 30, 2006 and 2007. Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006, January 2007 and June 2007 to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.
     Our pretax loss from discontinued operations for the third quarter of 2007 was $1.6 million, compared to a pretax loss of $54.8 million for the third quarter of 2006. Our pretax loss from discontinued operations for the third quarter of 2006 includes impairment charges of $52.8 million. See Note 9 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Loss
     Our net loss for the third quarter of 2007 was $4.9 million compared to a net loss of $98.9 million for the third quarter of 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
ATM Results of Operations – Continuing Operations

	Nine months ended September 30,
	2006		2007
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)
Transaction-based sales	$76,253	100.0%	$64,721	100.0%
Less discounts	51,132	67.1	44,007	68.0

Net transaction-based sales	25,121	32.9%	20,714	32.0%

Service and other sales	4,475		3,349
Sales of ATM equipment	2,755		1,702

Net sales	32,351		25,765
Cost of sales:
Cost of vault cash	4,823		4,184
Other	12,056		13,360

Gross profit	$15,472		$8,221

Operating data:
Average number of transacting ATMs	12,667		10,486
Withdrawal transactions	33,663,157		27,361,645
Average withdrawals per ATM per month	295		290
Average transaction-based sales per withdrawal transaction	$2.27		$2.37
Average discount per withdrawal transaction	$1.52		$1.61
Net transaction-based sales per withdrawal transaction	$.75		$.76

Sales
     For the first nine months of 2007, sales from continuing operations decreased by $13.7 million, or 16.4%, to $69.8 million from $83.5 million for the first nine months of 2006.
     The $13.7 million decrease in sales was primarily a result of an $11.5 million decrease in transaction-based sales, a $1.1 million decrease in service and other sales and a $1.1 million decrease in sales of ATM equipment.
     The $11.5 million decrease in transaction-based sales resulted from:
•	A 17.2% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of the contracts acquired from eFunds Corporation in November 2004. We expect that the number of ATMs in our networks will continue to decrease during the remainder of 2007.

•	A 1.7% decrease in average withdrawal transactions per ATM per month.
     The decreases in the number of ATMs in our network and average withdrawal transaction per ATM were partially offset by:
•	A 4.4% increase in average transaction-based sales per withdrawal transaction.
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
Sales Discounts
     Sales discounts decreased to $44.0 million in the first nine months of 2007 from $51.1 million in the first nine months of 2006. Sales discounts as a percentage of transaction-based sales increased to 68.0% in the first nine months of 2007 from 67.1% in the first nine months of 2006. While our transaction-based sales increased by $.10 per withdrawal, our discounts increased by only $.09 per transaction, resulting in an increase in our net transaction-based sales of $.01 per withdrawal.
Cost of Sales
     Although sales from continuing operations decreased by $13.7 million in the first nine months of 2007 compared to the first nine months of 2006, cost of sales increased by $665,000 as a result of factors discussed in this section. As a result, cost of sales increased to 25.1% of sales in the first nine months of 2007, from 20.2% in the first nine months of the prior year.

     As a result of the sale of our United States photocopy business, we determined that it would be more economical to hire third parties to perform maintenance on our equipment and on merchant’s equipment where that is our responsibility. During the first and second quarters of 2007 we transitioned our ATM maintenance function from our own field service employees to third parties. During the first nine months of 2007, our expense for third party ATM service increased by $2.8 million as compared to the same period in 2006. This increase was partially offset by a decrease of $933,000 in our cost of labor, parts and vehicle expense attributed to our United States ATM business. As of December 31, 2006, we had 129 field service employees in the United States doing maintenance on equipment for both our ATM and photocopy businesses. As of June 30, 2007, we had terminated all of our field service employees.
     Additionally, since we no longer have field service technicians on our staff, we are no longer using our inventory of parts and used ATMs in the normal course of business, and we have decided to sell or otherwise dispose of that inventory. As a result, cost of sales for the first nine months of 2007 includes a $270,000 charge to write down our inventories to their estimated net realizable value.
     The increase in ATM maintenance costs and inventory writedowns charged to cost of sales was partially offset by:
•	A decrease in our cost of vault cash of $638,000, or 13.2%, as compared to the first nine months of 2006. The number of ATMs for which we provide cash has decreased by 15.4% from September 30, 2006 to September 30, 2007, and the total amount of vault cash in our system has decreased by 22.3%, to $65.8 million at September 30, 2007 from $84.7 million at September 30, 2006. In addition, the interest rate on our vault cash facility has decreased to 6.7% as of September 30, 2007 from 7.1% as of September 30, 2006, primarily as a result of a negotiated .35% decrease in the mark-up over the commercial paper rate.

•	A decrease in armored car carrier costs of $225,000, or 9.1%, as compared to the first nine months of 2006. This decrease in expense is due primarily to the reduction in the number of ATMs for which we provide cash.

•	A $713,000 decrease in the cost of ATM machines sold due to the $1.1 million decrease in ATM sales as compared to the first nine months of 2006.
Selling, General and Administrative Expense
     Selling, general and administrative expense attributed to continuing operations decreased by $8.2 million to $14.3 million in the first nine months of 2007 from $22.5 million in the first nine months of the prior year. Selling, general and administrative expense as a percent of sales decreased to 20.5% in the first nine months of 2007 from 27.0% in the first nine months of the prior year. Specific decreases included:

•	Amortization expense decreased by $3.8 million due to the reduction of the basis of our intangible assets as a result of impairment charges taken in the third quarter of 2006.

•	Labor costs (excluding non-cash stock compensation expense) decreased by $3.2 million, or approximately 40%. In connection with and following the sales of businesses in January and June 2007 we have substantially reduced our selling, general and administrative staff, from 102 employees as of December 31, 2006, to 41 employees as of September 30, 2007.

•	Non-cash stock compensation expense decreased by $605,000. In the second quarter of 2006, we recorded $618,000 of expense in connection with the acceleration of the vesting of options granted to our former President and Chief Executive Officer.
Impairment Charges
     In the third quarter of 2006 we decided it was necessary to review goodwill for impairment. The review resulted in an impairment charge of $20.4 million relating to goodwill of our United States ATM business. We also decided that it was necessary to review the carrying value of certain of our long-lived assets. As a result of that review, in the third quarter of 2006 we also recorded an impairment charge of $22.9 million relating to finite-lived intangible assets of our United States ATM business.
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
     The costs for both severance payments and vacated leases are included in restructuring charges in our statement of operations for the nine months ended September 30, 2007.
Equipment Write-offs
     In the third quarter of 2007 contracts with three merchants that had TRM-owned ATMs in their stores were terminated, and we began removing those ATMs. In part because we no longer have technicians on our staff, we decided that we would not be refurbishing, upgrading and redeploying these ATMs, and we arranged to sell them to third parties. In addition, based on a review of our ATMs in storage, we decided that it would not be cost-effective to refurbish and upgrade most of our stored machines to current standards. As a result, in the third quarter of 2007 we charged $1.1 million to equipment write-offs to write down the equipment to be sold to its estimated net realizable value.
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
Other Income
     Other income in the first nine months of 2006 includes currency exchange gains of $316,000, a gain on the settlement of an interest rate cap of $173,000, and interest income of $151,000.
Tax Rate
     Our effective tax rate for the first nine months of 2006 was 8.7%, resulting in a tax benefit attributed to continuing operations of $4.6 million. We have recorded no benefit from our losses for the first nine months of 2007 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.
Discontinued Operations
     On June 28, 2006, we sold all of the outstanding shares of our United Kingdom photocopier subsidiary to an unrelated third party for cash.
     Effective January 1, 2007, we sold substantially all of the assets of our Canadian ATM business for approximately Canadian $13.0 million (U.S. $11.1 million using exchange rates as of January 12, 2007), subject to certain adjustments. We have recorded a gain on the sale of $2.3 million.
     Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £43.2 million (approximately $84.8 million using exchange rates as of January 24, 2007), subject to certain adjustments which have not yet been agreed upon. We have recorded a gain on the sale of $5.1 million.

     On January 29, 2007, we sold substantially all of the assets of our United States photocopy business for approximately $8.7 million, subject to certain adjustments. We have recorded a gain on the sale of approximately $565,000.
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
     The operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses are shown as discontinued operations in our consolidated statements of operations for the nine-month periods ended September 30, 2006 and 2007. Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006 and January and June 2007 to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.
     Our pretax income from discontinued operations for the first nine months of 2007 was $3.6 million, compared to a pretax loss of $56.9 million for the first nine months of 2006. The pretax income from discontinued operations for the first nine months of 2007 consisted of losses from operations of $4.4 million and gains on the sales of the discontinued businesses of $8.0 million. See Note 9 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Loss
     Our net loss for the first nine months of 2007 was $9.3 million compared to a net loss of $104.9 million for the first nine months of 2006. The net loss for 2006 included impairment charges of $96.1 million.
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
     During the first nine months of 2007 we used $7.8 million of cash in our operating activities (including discontinued operations), compared to $492,000 provided by operating activities during the first nine months of 2006. Cash used in operating activities in 2007 includes $4.1 million reclassified as restricted cash to secure letters of credit. During the first nine months of 2007 we received $104 million in proceeds from the sales of businesses, and we used most of those proceeds to repay debt and accrued interest. During the first nine months of 2007 our capital expenditures were $41,000, down from $4.5 million in the first nine months of 2006.
     We had cash and cash equivalents of $3.5 million at September 30, 2007, compared to $4.8 million at December 31, 2006, and a net working capital deficit of $8.1 million at September 30, 2007 compared to a net working capital deficit of $2.6 million at December 31, 2006. We are negotiating settlements of liabilities in excess of $10 million that are included in current liabilities on our balance sheet as of September 30, 2007. We expect that the ultimate settlements will include extended payment terms that will result in reclassification of a substantial portion of those liabilities to long-term debt. As of December 31, 2006, we classified all of the assets of the businesses sold in January 2007 as current assets, because the proceeds from those sales were required to be used to pay debt classified as a current liability. This debt was substantially repaid in January 2007. Subject to the matter discussed in the next paragraph, we believe that our liquidity and capital resources are adequate for our currently anticipated needs.
     In connection with the sales of our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy businesses in the United States and Canada during the first six months of 2007, we made various representations and warranties and/or provided indemnities including those relating to taxation matters. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. The purchaser of our United Kingdom and German ATM business has asserted claims pursuant to the sales agreement, and we are disputing certain of those claims. Based on our negotiations with the purchaser, we have recorded a $6.5 million liability for repayment of our best estimate of the ultimate settlement of those claims. Currently, none of the other purchasers are pursuing claims against us. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay claims relating to our 2007 business sales without additional financing.
     We believe that as of September 30, 2007, the remaining cost of upgrading the ATMs we own to comply with new industry standards known as triple DES will be approximately $150,000. These costs will be capitalized and depreciated over the remaining life of each asset. As of September 30, 2007, approximately 94% of our owned ATMs in the United States were compliant with triple DES. We intend to complete the upgrade of our ATMs to comply with these new standards by December 31, 2007, and we expect to fund the upgrades with cash on hand and from our operations.
     In November 2006 we announced the implementation of a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. Subsequent to that announcement, we have sold operations that accounted for approximately 61% of our net sales in 2006. In connection with our restructuring plan and the sales of a substantial part of our operations, we have reduced our number of employees from 364 as of December 31, 2006 to 41 as of September 30, 2007.
Syndicated Credit Facility
     As of September 30, 2006, our financial performance caused us to not be in compliance with certain covenants in our credit agreements pursuant to which we then owed $94.9 million. Our lenders had the right to seek to accelerate the loans under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rates on our loans were increased. The increased interest cost was deferred and added to principal. In addition, the maturity dates of the loans were changed so that a total of $69.9 million was due on or before February 28, 2007. The financial covenants were modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non cash expenses which we refer to as adjusted EBITDA, and to limit capital expenditures. As of September 30, 2007, we were not in compliance with the adjusted EBITDA covenant. We have received waivers of the violations of our adjusted EBITDA covenant for the months of December 2006 through September 2007. We also granted warrants to the holders of our Term Loan B to purchase 3.1 million shares of our common stock at a price of $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007. However, because we filed our Annual Report on Form 10-K for 2006 and our Quarterly Report on Form 10-Q for the first quarter of 2007 late and are currently focusing on filing timely periodic reports, we have not yet filed the registration statement. We have not received any demands from the warrant holders to file the registration statement as of the date of this report; we plan to file the registration statement as soon as reasonably practicable. Because the present value of the cash flows under the terms of the revised debt instruments were less than 10% different than the present value of the remaining cash flows under the terms of the original instruments, we accounted for the restructuring of our loans as a modification of the previously outstanding debt. Accordingly, we charged to expense the legal fees we incurred and recorded the fair value of the warrants and loan fees as deferred financing costs.
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
     As discussed further in Note 9 to our condensed consolidated financial statements, during the first six months of 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses and used $98.6 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners and other lenders. Following these payments, as of June 30, 2007, the only remaining balance under our term loans and line of credit was $1.9 million on our Term Loan B which is due in June 2012.
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
United States Vault Cash Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. As of September 30, 2007, we had access to $100 million of vault cash under the facility of which $65.8 million was being used.
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
     The Loan and Servicing Agreement contains covenants applicable to us, including a minimum tangible net worth requirement of $12 million.
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
     Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.35% plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of September 30, 2007. Autobahn’s annual return is equal to 1.35% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and the collateral agent receives administrative fees in connection with the facility.
     Interest on loaned funds, return for the equity investors and fees paid to Autobahn and the collateral agent aggregated $3.8 million for the nine months ended September 30, 2007.
     Risk of loss and insurance. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the minority equity investor and with Autobahn as the majority equity investor. TRM ATM serves only as an administrator or servicer of the Trust.
     We maintained letters of credit totaling $3.8 million, or 6.1% of loans outstanding on September 30, 2007, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.
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
Contractual Commitments and Obligations
     Contractual commitments and obligations as of September 30, 2007 were as follows (in thousands):

	Payments Due by Period
		October 1 –
		December 31,
Contractual obligations	Total	2007	2008-2009	2010-2011	After 2011
TRM Corporation and subsidiaries
Long-term debt	$3,574	$87	$686	$686	$2,115
Operating leases	1,421	123	884	243	171
Purchase obligations	10,625	1,250	9,375	—	—

Total TRM Corporation and subsidiaries	15,620	1,460	10,945	929	2,286
TRM Inventory Funding Trust note payable	81,899	1,071	8,494	8,494	63,840

Total contractual cash obligations	$97,519	$2,531	$19,439	$9,423	$66,126

     The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of September 30, 2007. The long-term debt and TRM Inventory Funding Trust note payable are shown above in accordance with their contractual terms. However, because we believe it is likely that our creditors may be able to demand payment of those debts during 2007, we have classified them as current liabilities in our consolidated balance sheet. Purchase obligations consist of a master services agreement with eFunds Corporation, which involves payment totaling at least $5 million annually over an initial term expiring in November 2009.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates as of September 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
New Accounting Standards
     In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for us beginning in 2007. Our adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The statement is effective for us beginning in 2008. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
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
     We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income from continuing operations was $246,000 for the nine months ended September 30, 2007, and $151,000 for the same period in 2006. If the interest rate we earned on the $7.6 million cash we had available for investment at September 30, 2007 increased or decreased by 1%, our interest income would increase or decrease by $76,000 per year.
     Interest on borrowings pursuant to our syndicated loan facility is at variable rates. As of September 30, 2007 the interest rate on our $2.0 million term loan was 17.23%. If the interest rate for our borrowings under the term loan increased by 1%, our interest cost would increase by $20,000 per year.
     Under our United States vault cash facility, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $62.5 million at September 30, 2007 and $82.9 million at September 30, 2006 under this arrangement. The weighted average interest rate on these borrowings at September 30, 2007 was 6.70%. The Trust also pays a return to its equity investors on their investments which totaled $1,500,000 at September 30, 2006 and 2007 at a rate equal to the interest rate on the Trust’s borrowings. Interest, return for equity investors and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $1.3 million and $1.6 million for the quarters ended September 30, 2007 and 2006, respectively, and $3.8 million and $4.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively. If the interest rate for the Trust’s borrowings and the rate of return to the Trust’s equity investors at September 30, 2007 increased by 1%, to a weighted average of 7.70%, our cost of sales would increase by $640,000 per year.
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
     Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, and because we have not completed the testing of our remediation of certain material weaknesses in our internal control over financial reporting identified as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at a reasonable assurance level.
     Subsequent to the end of 2006, we believe that the material weaknesses in our internal control over financial reporting that we identified as of December 31, 2006 in our annual report on Form 10-K for the year ended December 31, 2006 have been remediated by the following changes, subject to completion of the testing of the remedial measures taken.
     Ineffective controls over segment disclosures and impairment analysis. Beginning in the fourth quarter of 2006, each quarter our senior accounting management prepares a summary and analysis of changes in our operations, organization and financial reporting practices that might affect our operating segments or reporting units, including a conclusion on the appropriateness of the operating segments and reporting units we have identified. These summaries are reviewed by our Chief Financial Officer. Further, during the first quarter of 2007, we sold or reclassified as held for sale substantially all of the assets of all but one of our business segments, greatly simplifying the analysis of changes that might affect our operating segments or reporting units.
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

PART II – OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     As of September 30, 2007 we failed to meet financial covenants in our credit facilities with GSO Origination Funding Partners LP and other lenders, which constitutes a default under these facilities. We describe the facilities, the default, the waiver of the default and the restructuring of the facilities in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Syndicated Credit Facility” in Part 1 of this quarterly report.

ITEM 6. EXHIBITS
     (a) Exhibits

2.1	Asset Purchase Agreement dated June 19, 2007, between TRM (Canada) Corporation and TRM Multitech Services Inc. (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the period ended March 31, 2007).

3.1(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998).

3.1(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998).

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748]).

4.2	Investors’ Rights Agreement (incorporated herein by reference to Exhibit 4.1 of Form 8-K dated July 9, 1998).

4.3	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1).

4.4	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2).

10.6	(a)	Employment Agreement dated August 1, 2007 by and between TRM Corporation and Michael Dolan (incorporated herein by reference to Exhibit 10.6(a) of Form 10-Q for the period ended June 30, 2007).

	(b)	Employment Agreement dated August 12, 2005 by and between TRM Corporation and Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.7(f) of Form 10-Q for the period ended June 30, 2005).

	(c)	Retainer Agreement dated May 31, 2007 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.6(b) of Form 10-Q for the period ended March 31, 2007).

	(d)	Employment Agreement dated May 21, 2007, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.6(c) of Form 10-Q for the period ended March 31, 2007).

		(e)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(d) of Form 10-K for the year ended December 31, 2006).

		(f)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(e) of Form 10-K for the year ended December 31, 2006).

		(g)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006).

		(h)	Severance Agreement and Release of Claims dated September 17, 2007, by and between TRM Corporation and Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on September 19, 2007).

10.8	(a)		Fourteenth Amendment to Loan and Servicing Agreement dated as of November 2, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association.

31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION
Date: November 8, 2007	By:	/s/ Jon S. Pitcher
Jon S. Pitcher
Principal Accounting Officer