Form 10-K
period 2007-12-31
TRM CORP
filed 2008-03-31
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock
(Title of each class)
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
          Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of June 29, 2007 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $19,810,000.
          As of March 14, 2008 the number of shares of the registrant’s Common Stock outstanding was 17,213,226.
Documents incorporated by reference:
Parts of registrant’s proxy statement for the annual meeting of shareholders on June 4, 2008 are incorporated by reference into Part III of this report.

TRM CORPORATION
TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
General
          Where you can find more information. We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. We also make available free of charge through our website at www.trm.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.
          Overview. We are an independent sales organization, or ISO, servicing businesses in the operation of automated teller machines, or ATMs. We expanded into the ATM business in 1999, leveraging the experience and infrastructure we had established in developing our photocopier operations, which began in 1981. From 1999 to 2004, we expanded our ATM operations through both internal growth and through acquisitions including, in November 2004, the acquisition of a network of over 15,000 ATMs from eFunds Corporation. As a result of financial difficulties that we encountered beginning in 2005, in 2006 we determined to sell assets in order to reduce debt and to focus our business on our U.S. ATM operations. As a result, we sold our United Kingdom photocopy business in June 2006, our United Kingdom, Canadian and German ATM businesses in January 2007, our United States photocopy business in January 2007 and our Canadian photocopy business in June 2007. Currently, we operate ATMs in the United States. During December 2007 our United States ATM networks had 9,307 transacting ATMs.
          We locate our ATMs in high traffic retail environments through national merchants such as The Pantry and Cumberland Farms, and through regional and locally-owned supermarkets, convenience and other stores. In addition to providing our merchant customers with supplemental revenues from transaction fees, we believe that the presence of ATMs in a merchant’s store helps to promote higher foot traffic, increased impulse purchases and longer shopping times since they often make the retail site a destination for cash. We attempt to maximize the usefulness of our ATMs to our customers by participating in as many electronic funds transfer networks, or EFTNs, as practical, including NYCE, Visa, Mastercard, Cirrus, Plus, American Express, Discover/Novus, and STAR.
Industry Segments and Geographical Information
          Since the sale of our photocopier businesses and our foreign ATM businesses, we have only one operating segment – ATM operations in the United States.
Products and Services
          We deploy ATMs under two programs:
•	Company-owned program. Under this program there are three basic formats under which an ATM is operated:
•	We own the ATM and are responsible for all of the operating expenses including maintenance, cash management and loading, supplies, signage and telecommunication services.

•	We own the ATM and are responsible for all operational aspects of the unit except for cash management and loading.

•	The merchant owns the ATM and we are responsible for all operational aspects of the unit.
          We typically use this program for national and regional merchants.
•	Merchant-owned program. Under a merchant-owned arrangement, the merchant typically buys the ATM through us and is responsible for most of the operating expenses, such as maintenance, cash management, supplies, and telecommunication services. We typically provide access to transaction processing services, and the merchants use our maintenance services from time to time. Our rental program is similar to our merchant-owned program, except that the merchant rents the

ATM from us rather than purchasing it, and we provide the maintenance and supplies for the machine.
          In December 2007 we had 2,143 ATMs operating under the programs for which we were responsible for cash management and 7,164 ATMs for which merchants were responsible for cash management.
          We attempt to place the ATMs in our company-owned program in high visibility, high traffic merchant locations. Our experience has demonstrated that the following locations, among others, often meet these criteria:
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
          All of our new ATMs feature advanced functionality, diagnostics and ease of use including color displays, personal computer-based operating systems, thermal printing, dial-up and remote monitoring capabilities, and upgrade and capacity-expansion capability. All machines can perform basic cash dispensing and balance inquiry transactions, transmit on-screen marketing, and dispense coupons. Most of our equipment is modular in design, which allows us to be flexible and accommodating to the needs of our clients as technology advances.
Sales and Marketing
          We maintain sales and marketing capability in the United States. Our sales and marketing staff consists of four employees, including a vice president.
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
Primary Supply Relationships
          ATM relationships. We purchase our ATMs from Triton Systems, Hyosung America, Inc., and Tranax Technologies, Inc. We have previously purchased ATMs from NCR Corporation. We believe that the large quantity of ATMs we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. Although we currently purchase a majority of our ATMs from Triton Systems, we believe that our relationships with Hyosung American, Inc., NCR Corporation, and Tranax Technologies, Inc. are good and that we would be able to purchase the ATMs we required from them if we were no longer able to purchase ATMs from Triton Systems.
          Master Services Agreement. In connection with the acquisition of the eFunds ATM business in November 2004, we entered into a Master Services Agreement with eFunds, which we call the MSA. Through this agreement, we consolidated many of the services we had previously obtained from multiple third party service providers with one provider and transferred to eFunds some of the services we had previously provided in-house. In December 2007, we entered into an agreement in principle with eFunds to terminate the MSA. In connection with the termination of that agreement, we agreed to pay eFunds $2.5 million to settle disputed charges under the agreement. The payment is due upon execution of a mutually acceptable settlement and release agreement. eFunds has agreed to work with us to provide an orderly transition whereby we will assume, either directly or through other outsource providers, the services being performed under the MSA, other than ATM processing which eFunds will continue to provide through November 2011.
Servicing
          Through 2006 we had an extensive field servicing operation that maintained our network of ATMs and photocopiers. Through this operation, we provided installation, maintenance, diagnostic and repair services to most of our ATMs and photocopiers. Following the sale of our United States photocopy business in January 2007, we terminated our staff of field service technicians, and entered into contracts with third parties to service our ATMs.
Seasonality
          In our ATM operations, we experience higher transaction volumes per machine in the second and third quarters than in the first and fourth quarters. The increased volumes in the summer months coincide with increased vacation travel.
Merchant Customers
          We have contracts with national and regional merchants and with numerous independent store operators. ATMs at The Pantry locations accounted for approximately 20% and 25% of our United States ATM net sales in 2006 and 2007, respectively. ATMs at Cumberland Farms locations accounted for approximately 9% and 11% of our United States ATM net sales in 2006 and 2007, respectively.
          The terms of our contracts vary as a result of negotiations at the time of execution. The contract terms typically include:
•	an initial term of at least three years;

•	ATM exclusivity at locations where we install an ATM and, in many cases, a right of first refusal for all other locations;

•	a requirement that the merchant provide a highly visible space for the ATM and signage;

•	protection for us against underperforming locations by permitting us to increase the withdrawal fee or remove ATMs;

•	provisions making the merchant’s fee variable depending on the number of ATM transactions and milestones;

•	provisions imposing an obligation on the merchant to operate the ATM at any time its store is open to the public; and

•	provisions that require a merchant to use its best efforts to have any purchaser of the merchant’s store assume our contract.

Competition
          Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to us including Innovus, Inc., Global Axcess Corp., International Merchant Services, Inc., Cardtronics, Inc., Access to Money, ATM Express, Inc., and PAI ATM Services in the United States. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share.
Government and Industry Regulation
          Our ATM business is subject to government and industry regulations which are subject to change. Our failure to comply with existing or future laws and regulations pertaining to our ATM business could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines.
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
          Regulation of transaction fees. The imposition of fees on ATM transactions in the United States is not currently subject to federal regulation. There have been, however, various state and local efforts in the United States to ban or limit transaction fees, generally as a result of activities of consumer advocacy groups that believe that transaction fees are unfair to users. We are not aware of any existing bans or limits on transaction fees applicable to us in any of the jurisdictions in which we currently do business with the exception of Mississippi and Wyoming. Nevertheless, there can be no assurance that transaction fees will not be banned or limited in other cities and states where we operate. Such a ban or limit could have a material adverse effect on us and other ATM operators.
          EFTN regulations. EFTNs have adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM operators. The Electronic Fund Transfer Act, commonly known as Regulation E, is the major source of EFT network regulations. The regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use electronic fund transfer services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide notice of the fee to be charged the consumer, establish limits on the consumer’s liability for unauthorized use of his card, provide receipts to the consumer, and establish protest procedures for the consumer. We believe that we are in material compliance with these regulations and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.
          Encrypting Pin Pad (“EPP”) and Triple Data Encryption Standard (“Triple DES”). Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as EPP and Triple DES. In 2005, we adopted a policy that any new ATMs that we acquire from a manufacturer must be both EPP and Triple DES compliant. As of December 31, 2007, fewer than 50 of our owned ATMs in the United States were not compliant with EPP and Triple DES. We plan to upgrade these remaining machines when upgrade parts are received from the manufacturers. These ATMs continue to operate on a limited basis under extension agreements with a few networks. We estimate that these remaining machines will be upgraded by

April 30, 2008; however, our ability to complete these upgrades depends on parts and labor vendors’ availability. We estimate that costs associated with upgrading these remaining machines will not exceed $50,000.
          Rehabilitation Act. On December 1, 2006, a United States District Court ruled that the United States’ currencies (as currently designed) violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the United States are identical in size and color, regardless of denomination. Under the current ruling, the United States Treasury Department has been ordered to develop ways in which to differentiate paper currencies such that an individual who is visually impaired would be able to distinguish between the different denominations. In response to the December 1, 2006 ruling, the Justice Department has filed an appeal with the United States Court of Appeals for the District of Columbia Circuit, requesting that the decision be overturned on the grounds that varying the size of denominations could cause significant burdens on the vending machine industry and cost the Bureau of Engraving and Printing an initial investment of $178.0 million and up to $50.0 million in new printing plates. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, our company along with other participants in the ATM industry may be forced to incur significant costs to upgrade current machines’ hardware and software components.
Trademarks
          Most of our ATM locations are identified by distinctive yellow, green and black trapezoidal signs bearing “TRM ATM(TM),” “Got Cash?” and “TRM Cash Machine(TM).” We have registered the name “TRM Corporation(TM)” and “TRM ATM(TM)” trademarks for signage used in the United States. Those trademarks currently expire between 2009 and 2011 but can be renewed. We consider our business name and brands to be important to our business.
Employees
          As of December 31, 2007, we had 39 employees working in marketing, customer service and administration. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business Generally
We are uncertain whether our operations can generate sufficient cash to comply with the covenants of our loan agreements and to pay our obligations on an ongoing basis.
          We incurred a net loss of $120.1 million in 2006 and $8.4 million in 2007. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006 we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During the first six months of 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses and used $98.6 million from the proceeds of those sales to make principal and interest payments under these loans. Following these payments, as of June 30, 2007, the only remaining balance under our term loans and line of credit was $1.9 million on our Term Loan B. As of December 31, 2007, we also owed $5.3 million pursuant to a settlement agreement with the purchaser of our United Kingdom and German ATM businesses and $2.5 million pursuant to the settlement agreement with eFunds Corporation to terminate the MSA. We borrowed $1.0 million pursuant to an agreement with LC Capital Master Fund, Ltd. and Lampe Conway & Co., LLC in February 2008 which provided cash to make a £380,000 payment due on the United Kingdom settlement agreement and have begun efforts to finance the debt payable under the eFunds settlement agreement. We cannot provide assurance that we will be able to obtain further financing on satisfactory terms, or at all. We are uncertain whether our operations can generate sufficient cash to pay our obligations on an ongoing basis. There are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement and our Securities Purchase Agreement with LC Capital Master Fund, Ltd. and Lampe Conway & Co., LLC, which we refer to as the Lampe Facility, whereby if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement and the Securities Purchase Agreement as well, and the lenders may demand payment. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
We currently do not comply with several of the covenants in our loan agreement with GSO which may result in a default under our vault cash facility and allow our lenders to accelerate our loans. A failure to obtain waivers of these defaults or obtain new financing can cause significant impairment of our ability to conduct our operations.
          We are currently in default of several financial and other covenants under our financing agreements with GSO Origination Funding Partners LP and other lenders. As a result, GSO has the right to declare us in default and accelerate the maturity of the facility. Moreover, because of cross-default provisions under our vault cash facility, a declaration of default by GSO would entitle the vault cash lender to terminate our vault cash facility. The Lampe Facility also contains cross default provisions whereby upon a default, LC Capital Master Fund, Ltd. can accelerate the maturity of our debt under the Lampe Facility, subject to a 180-day standstill with respect to any default or acceleration under the facility with GSO Origination Funding Partners LP and the other lenders. See “Risks Related to our Business Generally – The terms of our credit agreement may restrict our current and future operating and financial flexibility.” It is unlikely that we will be able to cure the defaults within the foreseeable future. If we are unable to obtain further waivers from GSO, or to replace the GSO facility with new financing, our ability to conduct our operations could be significantly impaired and we may not be able to continue as a going concern.
We could be liable for sales price adjustments and warranty/indemnification claims relating to businesses we sold in 2006 and 2007.
          In 2006 and 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy businesses in the United Kingdom, United States and Canada in five separate transactions. In connection with each of these sales, we have made various representations and warranties and/or provided indemnities. The sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. In November 2007, we entered into a settlement agreement pursuant to which we agreed to repay £3,250,000 (approximately $6.4 million using exchange rates as of December 31, 2007) as a final settlement of all claims under the agreement for the sale of our United Kingdom and German ATM businesses. Currently, none of the other purchasers are pursuing claims against us. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing.
The terms of our credit agreement may restrict our current and future operating and financial flexibility.
          As a result of our sales of our U.K., German and Canadian ATM businesses and our United Kingdom, United States and Canadian photocopy businesses, we have substantially repaid our outstanding credit facility debt. Approximately $2.1 million of that debt remains outstanding under our facility with GSO Origination Funding Partners LP and $1.0 million of debt remains outstanding under our Lampe Facility. The credit agreements that are in effect with respect to the remaining debt include a number of covenants that, among other things, restrict our ability to:
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
          Our credit agreements also contain covenants that prohibit our consolidated capital expenditures for each month from exceeding certain amounts, require that our operations result in minimum monthly EBITDA (as defined in the agreements) amounts, and that we maintain our common stock’s listing on the NASDAQ Global Market. As further discussed under “Risks Relating to Our Common Stock – We have been notified that our shares will be delisted from the NASDAQ Global Market as a result of our failure to satisfy the minimum stock price requirement of the NASDAQ Global Market,” we have received a NASDAQ Staff Determination Letter stating that our shares will be delisted from the NASDAQ Global Market as a result of our failure to satisfy the minimum stock price requirement of the NASDAQ Global Market. We have requested a hearing to appeal the Staff’s determination.
          A failure to comply with the covenants under our credit agreements could result in an event of default. In the event of a default under either of our credit agreements, the lenders of both such facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, and to require us to apply all of our available cash to repay these borrowings. An acceleration of maturity under our credit agreement with GSO Origination Funding Partners LP and under our Lampe Facility would result in an event of default under the TRM Inventory Funding Trust’s Loan and Servicing Agreement which is the source of cash we use in our ATMs. See “Risks Relating to Our ATM Business – We obtain our ATM vault cash under an arrangement that could cause us to lose our access to the vault cash and to fees that we have earned due to circumstances beyond our control.” If any or all of our debt were to be accelerated, we may not have sufficient liquid assets available to us to repay such indebtedness in full and the lenders may proceed against the collateral securing such indebtedness, which includes the capital stock of our subsidiaries.
We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.
          We have received a report from McGladrey & Pullen, LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the year ended December 31, 2007, which included an explanatory paragraph stating that the consolidated financial statements were prepared assuming we will continue as a going concern. The report also stated that our uncertainty regarding our ability to meet our future obligations has raised substantial doubt about our ability to continue as a going concern. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships and to raise additional capital, and could have a material adverse effect on our business, financial condition and results of operations.
Our sales depend on transaction fees from our network of ATMs. A decline in either transaction volume or the level of transaction fees could reduce our sales and harm our operating results.
          Our operating results depend on both transaction volume and the amount of the transaction fees we receive from our ATM network. Our transaction volume and fees depend principally upon:
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
          If our transaction volume or the level of transaction fees we receive decrease, our sales could decline, which would impact our operating results.

We have experienced significant attrition in the number of ATMs in our network.
          We have experienced significant attrition in the number of merchant-owned ATMs in our network that were acquired in our acquisition of the ATM business of eFunds Corporation. In 2007 the average number of transacting ATMs in our ATM network decreased by 2,125 ATMs, or 17.2%, from the average number of transacting ATMs in our ATM network during 2006 due to merchants not renewing or terminating their contracts with us. We have sought to halt this attrition through improved merchant service provided by expanded internal operations and strategic partnerships with third party service vendors including Solvport, LLC, NCR Corporation, and Diebold. This attrition has reduced and, if it continues in the future, will further reduce our sales and our ability to become profitable.
If merchant-owned ATM customers terminate their relationships with us prior to the termination of their contract or do not renew their contracts upon their expiration, it could reduce our ATM sales.
          Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. When this occurs, we pursue these customers to remain processing with us or alternatively, in the event they terminate their relationship with us prior to expiration of their contracts, we seek payment of damages under a breach of contract clause in our contracts. If a substantial number of merchant-owned ATM customers end their relationships with us, it could cause a material reduction in our ATM sales.
Changes in technology could reduce use of ATMs as a result, reduce our sales.
          New technology in the ATM industry may result in the existing machines in our networks becoming obsolete, requiring us, or the merchants in our networks who own their machines, to either replace or upgrade our existing machines. Any replacement or upgrade program to machines that we own or that we must upgrade or replace under contracts with merchant owners would involve substantial expense, as was the case with respect to the upgrade of our ATMs to meet triple DES requirements. A failure to either replace or upgrade obsolete machines could result in customers using other ATM networks that could employ newer technology, thereby reducing our sales and reducing or eliminating our operating margins. As a result of our financial situation, we may not have sufficient capital to provide upgrades or replacements to a significant degree, which could impact our operating results.
The ATM market is highly competitive, which could limit our growth or reduce our sales.
          Persons seeking ATM services have numerous choices. These choices include ATMs offered by banks or other financial institutions and ATMs offered by ISOs such as ours. Some of our competitors offer services directly comparable to ours while others are only indirect competitors as we describe in “Business — Competition.” In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share. This competition could prevent us from obtaining or maintaining desirable locations for our machines, reduce the use of our machines, and limit or reduce the transaction fees we can charge or require us to increase our merchants’ share of those fees. The occurrence of any of these factors could limit our growth or reduce our sales.
We have agreed to terminate our master services agreement with eFunds and, if we are unable to provide timely and satisfactory replacement services, our relationships with merchants and cardholders could deteriorate and our transaction volume could be reduced.
          Our ATM business requires close coordination of merchant relationships, cardholder relationships, cash management activities and telecommunication services. In connection with our acquisition of the eFunds ATM business in 2004, we entered into a master services agreement with eFunds pursuant to which eFunds has provided most of these services to us for merchant contracts we acquired from them. As a result, we have depended on eFunds to provide many services that are necessary to the operations of our ATM business. In December 2007 we entered into a settlement agreement that terminates the master services agreement. eFunds has agreed to work with us to provide an orderly transition whereby we will assume, either directly or through other outsource providers, the services being performed under the master services agreement, other than ATM processing. If we are unable to provide replacement services in a timely and satisfactory manner, our relationships with merchants or cardholders could deteriorate and our transaction volume could be reduced.
We rely on third parties to service our ATMs and their failure to do so may harm our operations, damage our reputation and decrease our transaction volume.

          Our success depends upon the proper functioning of our ATMs. We rely on third party service providers to service our ATMs. If our third-party service providers fail to service our ATMs properly, or fail to respond quickly to problems, we may lose customers which will decrease our transaction volume and adversely affect our ability to become profitable. Additionally if our third-party service providers fail to service our ATMs, our reputation and ability to grow may be impaired.
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
          ATM withdrawal transactions involve the electronic transfer of funds through EFTNs. The United States Electronic Funds Transfer Act provides the basic framework establishing the rights, liabilities and responsibilities of participants in EFTNs. In addition, there have been various state and local efforts to ban, limit or otherwise regulate ATM transaction fees, which make up a large portion of our sales. For example, in Tennessee, Nebraska and Iowa only bank-sponsored ATMs can impose withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of ATMs in our networks, which typically involves additional documentation costs and payment of a fee to the bank. Any limitation on our ability to charge withdrawal fees in areas where we have a concentration of ATMs could reduce our ATM sales and reduce the incentive that merchants would have to keep ATMs in our network on their premises. In addition, if existing regulations are made more restrictive or new regulations are enacted, we may incur significant expense to comply with them.
          Because of reported instances of fraudulent use of ATMs, including the use of electronic devices to scan ATM card information, or skimming, legislation is pending that would require state or federal licensing and background checks of ATM operators and would regulate the deployment and operation of ATMs. There are proposals pending in some jurisdictions that would require merchants that are not financial institutions to be licensed in order to maintain an ATM on their premises; some jurisdictions currently require such licensing. New licensing, deployment or operating requirements could increase our cost of doing business in those markets.
We may incur substantial expense in upgrading our ATMs to meet new standards, and, if we cannot meet compliance deadlines, we could be required to remove non-compliant ATMs from service.
          Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as EPP and Triple DES. In 2005, we adopted a policy that any new ATMs that we acquire from a manufacturer must be both EPP and Triple DES compliant. As of December 31, 2007, fewer than 50 of our owned ATMs in the United States were not compliant with EPP and Triple DES. We plan to upgrade these remaining machines when upgrade parts are received from the manufacturers. These ATMs continue to operate on a limited basis under extension agreements with a few networks. We estimate that these remaining machines will be upgraded by April 30, 2008; however, our ability to complete these upgrades depends on parts and labor vendors with which our influence may be limited. We estimate that costs associated with upgrading these remaining machines will not exceed $50,000.
          The Americans with Disabilities Act, or ADA, currently includes provisions regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM, and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the current proposals, height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads with selected Braille symbols and ATMs would be required to possess speech capabilities. These new guidelines would affect the manufacture of ATM equipment going forward and could require us to retire or upgrade many of the ATMs we own, as well as merchant-owned ATMs where we are responsible for upgrade costs, potentially at significant expense to us. While we anticipate having the resources available to complete any required upgrades to our ATMs, if our projections are not achieved or our circumstances worsen, we may not have sufficient resources without obtaining additional financing, which may not be available to us. The comment period on the proposed guidelines ended May 31, 2005. No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements. If ATMs in our network are not compliant with any applicable ADA guidelines by any established deadlines and we cannot obtain compliance waivers, we could have to remove the non-compliant ATMs from service and, as a result, our ATM net sales could be materially reduced during the period of time necessary to become compliant.
The passing of anti-money laundering legislation could cause us to lose some merchant accounts, thus reducing our revenues.
          Recent concerns expressed by the United States federal government regarding the use of ATMs to launder money could lead to the imposition of additional regulations on our sponsoring financial institutions and our merchant customers regarding the source of cash loaded into their ATMs. In particular, such regulations could result in the incurrence of additional costs by individual merchants who load their own cash, thereby making their ATMs less profitable. Accordingly, some individual merchants may decide to discontinue their ATM operations, thus reducing the number of merchant-owned accounts that we currently manage. If such a reduction were to occur, we would see a corresponding decrease in our revenues.
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
We could lose access to our ATM vault cash and fees that we have earned due to circumstances beyond our control.
          Our current vault cash facility is secured by the cash we draw from it to place in ATMs, as well as by the withdrawal and interchange fees we have earned but not yet collected and a demand letter of credit, so the lender under that arrangement could seize the cash and fees in the event of a default.
          We obtain the cash that we use to fill our placement ATMs, which we call vault cash, in the United States pursuant to an agreement with TRM Inventory Funding Trust, for which one of our subsidiaries, TRM ATM Corporation, acts as servicer. Under the terms of the loan and servicing agreement, the Trust and the servicer must make periodic payments of fees related to the arrangement. The obligations under the loan and servicing agreement are secured by pledges of all of the Trust’s assets, including the vault cash, our uncollected withdrawal and interchange fees and a demand letter of credit. If there is a default under the loan and servicing agreement, the lender may terminate the loan and servicing agreement and seize the collateral, including existing vault cash, fees we have not yet received, and draw on the letter of credit. As a result, a default under the loan and servicing agreement could cause us to lose fees we had earned and suspend operations with respect to our placement ATMs unless we were able to rapidly arrange an alternative source of vault cash.

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
          Due to these provisions, the bankruptcy or financial difficulty of certain of our merchants or the companies on which we rely for services could cause an event of default under our loan and servicing agreement and prevent us from having access to the vault cash we require to operate our placement ATMs. We do not have any operational control over our merchants or other service providers and may not be able to determine whether any of these entities are facing financial difficulty that could increase our risk of default under the loan and servicing agreement. As a result, we could lose access to our vault cash due to circumstances that we would be unable to foresee and that are beyond our control.
          If our vault cash arrangement terminates, we may be unable to obtain vault cash from alternative sources on acceptable terms or at all. If we do not have access to vault cash for our placement ATMs we will have to suspend our operations with respect to these ATMs, our results of operations will be reduced and the value of our shareholders’ investments will decrease. Additionally, there are cross-default provisions in our vault cash facility whereby if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement and the Securities Purchase Agreement as well, and the lenders may demand payment.
We have notified our vault cash provider that we intend to terminate our current vault cash arrangement and obtain our vault cash from another source; although we believe that we will have an agreement in place for a new vault cash arrangement that will be more cost-effective than the current arrangement, if we are unable to obtain vault cash for our placement ATMs, it would harm our business.
          In March 2008, we notified our current vault cash provider that we intend to terminate our current vault cash arrangement sometime during the second quarter of 2008. We have made arrangements with another provider of vault cash that we believe will provide vault cash for us at a lower cost. We do not anticipate that this change in vault cash providers will cause any significant interruption in our business. We have tested the new vault cash provider’s abilities in a small sample of our ATMs. This test created an exclusivity violation under our current vault cash agreement. Although we expect our current provider to cooperate in our transition to the new provider, they could declare us to be in default of TRM Inventory Funding Trust’s Loan and Servicing Agreement and demand repayment of our vault cash liability before we have finalized arrangements to replace that cash in our ATMs. If we do not have access to vault cash for our company-owned ATMs we will have to suspend our operations with respect to these ATMs and our revenues will be reduced.
We experienced substantial theft losses in our ATM operations in the past. If we were to experience a recurrence of these losses, our results of operations could be harmed.
          Our United States ATM operations experienced $569,000 in unreimbursed theft losses in 2005, as a result of which we implemented new measures to counter theft and vandalism. Our unreimbursed theft losses in 2006 were $201,000 and in 2007 were $145,000. We cannot assure you that the anti-theft and anti-vandalism measures we have taken will be sufficient to reduce or even maintain the 2007 level of loss in 2008. Failure to do so or to devise additional measures to counteract theft and vandalism may result in substantial theft and vandalism losses, harming our results of operations.

          In the past we have had crime insurance to reimburse us for losses that exceed certain deductible levels. Since July 1, 2005, due to increases in both the deductible level and the cost of the insurance, we have insured only against catastrophic cash losses.
Risks Relating to Our Common Stock
We do not plan to pay dividends on our common stock.
          We do not plan to declare dividends on our common stock for the foreseeable future and, in any event, under the terms of our credit facility with GSO Origination Funding Partners LP and other lenders and the Lampe Facility, we are prohibited from doing so.
Our charter documents and Oregon law may inhibit a takeover that shareholders may consider favorable.
     The Oregon Business Corporation Act, our restated articles of incorporation and our restated bylaws contain provisions that could have the effect of delaying, deferring or preventing a change in control of our company or our management that shareholders may consider favorable or beneficial, which could reduce the value of our shareholders’ investments. These provisions could discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:
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
The delisting of our common stock from the NASDAQ Global Market may result in impairment of the price at which our common stock trades and the liquidity of the market for it.
          On March 12, 2008, we announced that we had failed to comply with NASDAQ’s minimum bid price requirement and as a result, no longer met the requirements for continued listing on the NASDAQ Global Market. We filed an election to transfer to the NASDAQ Capital Market. On March 19, 2007, we were notified by NASDAQ that our application to transfer our shares to the NASDAQ Capital Market was denied due to our failure to demonstrate compliance with the NASDAQ Capital Market’s initial inclusion requirements (other than bid price) as set forth in Marketplace Rule 4310(c). We received an additional NASDAQ Staff Determination Letter dated March 19, 2008, stating that our shares will be delisted from the NASDAQ Global Market as a result of our failure to satisfy the minimum stock price requirement of the NASDAQ Global Market as set forth in Marketplace Rule 4450(a).
          NASDAQ’s staff notified us that, unless we requested an appeal of the delisting determination, NASDAQ would suspend trading of our common stock at the opening of business on March 28, 2008, and our common stock would subsequently be delisted. We have appealed the Staff’s determination and requested a hearing, which will stay any delisting action pending the issuance of a decision by the Panel following the hearing.
          If our common stock is delisted, it will not be traded on any national stock exchange and it may not be traded on any exchange for the foreseeable future. In addition, even if we regain compliance and seek to be relisted, we cannot be certain that NASDAQ will approve our application for relisting or that any other exchange will approve our common stock for listing. As a consequence, the ability of a stockholder to sell our common stock, and the price obtainable for our common stock could be materially impaired.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None

ITEM 2. PROPERTIES
          Our principal offices are located at 5208 N.E. 122nd Avenue, Portland, Oregon 97230-1074. We currently lease approximately 44,000 square feet in Portland and sublease approximately 19,000 square feet of that space to other tenants. The lease runs until 2010, with an option for an additional five-year term. We leased 3,100 square feet of office space in Philadelphia, Pennsylvania for use as executive offices under a month-to-month rental agreement until March 31, 2008. Effective March 1, 2008, we entered into a 38-month lease for 3,000 square feet of office space in Cherry Hill, New Jersey for use as executive office space. We vacated most of our warehouse space and storage units during 2007. We continue to be obligated under leases for an aggregate of approximately 14,000 square feet of warehouse space at five locations, including four locations that we no longer use. These leases expire at various times between 2008 and 2010. Following the sales of our ATM businesses in the United Kingdom and Canada and our United States photocopy business in January 2007, we have outsourced our service work and have substantially fewer employees and need less space. If we cannot renew any of the current leases we want to retain, we do not anticipate that we will have difficulty in leasing suitable replacement space.
ITEM 3. LEGAL PROCEEDINGS
          We are a defendant in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NASDAQ Delisting
          On September 12, 2007, we were notified by the NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market because we were not in compliance with the Minimum Bid Price Rule because the bid price per share of our common stock closed below $1.00 per share for 30 consecutive business days. We were provided with 180 calendar days, or until March 10, 2007, to regain compliance with the Minimum Bid Price Rule. However, we were not able to do so. On March 12, 2008, we announced that we had failed to comply with NASDAQ’s minimum bid price requirement and as a result, no longer met the requirements for continued listing on the NASDAQ Global Market.
          We filed an election to transfer to the NASDAQ Capital Market. On March 19, 2007, we received a NASDAQ Staff Determination Letter denying our application to transfer our shares to the NASDAQ Capital Market due to our failure to demonstrate compliance with the NASDAQ Capital Market’s initial inclusion requirements (other than bid price) as set forth in Marketplace Rule 4310(c). We received an additional NASDAQ Staff Determination Letter dated March 19, 2008, stating that our shares will be delisted from the NASDAQ Global Market as a result of our failure to satisfy the minimum stock price requirement of the NASDAQ Global Market as set forth in Marketplace Rule 4450(a).
          NASDAQ’s staff notified us that, unless we requested an appeal of the delisting determination, NASDAQ would suspend trading of our common stock at the opening of business on March 28, 2008, and our common stock would subsequently be delisted. We have requested a hearing to appeal the Staff’s determination which will stay any delisting action pending the issuance of a decision by the Panel following the hearing. See Item 1A, “Risk Factors — Risks Relating to Our Common Stock — The delisting of our common stock from the NASDAQ Global Market may result in impairment of the price at which our common stock trades and the liquidity of the market for it.”
Market Price Range
          The following table sets forth the high and low bid prices as reported by the NASDAQ Global Market during the past two years.

	High	Low
2007
4th Quarter	$1.00	$0.30
3rd Quarter	$1.45	$0.75
2nd Quarter	$2.94	$1.00
1st Quarter	$3.54	$1.82
2006
4th Quarter	$2.40	$1.09
3rd Quarter	$7.18	$2.19
2nd Quarter	$7.93	$5.98
1st Quarter	$9.94	$5.82
          As of March 14, 2008, there were 17,213,226 shares of common stock outstanding held by 169 persons of record.
Dividends
          We have not paid any dividends on our common stock, and we do not plan to pay dividends on our common stock for the foreseeable future. We intend to retain earnings, if any, to fund our operations. Subject to our credit agreements discussed in the next paragraph, our Board of Directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect these factors will include our earnings, financial condition and cash requirements.
          Our ability to pay cash dividends on our common stock is subject to restrictions imposed by our credit agreements with GSO Origination Funding Partners LP and the other lenders and the Lampe Facility, which prohibit us from paying cash dividends on our common stock without our lenders’ consent.

Stock Performance Graph
          The following graph provides a comparison of the cumulative total shareholder return for the period December 31, 2002 through December 31, 2007 for (i) our common stock, (ii) the NASDAQ Stock Market (US) and (iii) the NASDAQ Retail Trade Index, in each case assuming the investment of $100 on December 31, 2002 and the reinvestment of any dividends.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
TRM	$100.00	$1,332.81	$3,707.81	$1,164.06	$334.38	$73.44
NASDAQ (US)	$100.00	$149.52	$162.72	$166.18	$182.57	$197.98
NASDAQ Retail	$100.00	$139.25	$176.61	$178.29	$194.71	$177.15

Securities Authorized for Issuance under Equity Compensation Plans

			Number of common shares
	Number of common shares		remaining available for future
	to be issued upon exercise	Weighted-average exercise	issuance under equity
	of outstanding options,	price of outstanding options,	compensation plans (excluding
	warrants and rights	warrants and rights	shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1996 Restated Stock Incentive Plan	231,625	$ 4.60	—
Omnibus Stock Incentive Plan:
Restricted stock awards	686,393
Options	30,000	$ .98

Total Omnibus Stock
Incentive Plan	716,393		703,870
Equity compensation plans not approved by security holders:
2001 Nonqualified Stock Option Plan	15,000	$12.12	—

Total	963,018		703,870

ITEM 6. SELECTED FINANCIAL DATA
          The selected financial data, except for other operating data, presented below as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007 have been derived from our audited financial statements included in this report. The selected financial data, except for other operating data, presented below as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 have been derived from our financial statements not included in this report. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.
Selected Financial Data
Years ended December 31, 2003 — 2007
(In thousands, except per share and other operating data)

	2003	2004	2005	2006	2007
Sales	$16,110	$31,725	$125,874	$107,656	$90,386
Sales discounts	(3,211)	(12,826)	(76,673)	(65,576)	(56,711)
Net sales	12,899	18,899	49,201	42,080	33,675
Operating loss	(7,689)	(5,239)	(9,646)	(55,823)	(8,510)
Loss from continuing operations	(5,051)	(3,490)	(5,872)	(53,566)	(13,726)
Income (loss) from discontinued operations	10,507	11,418	(2,999)	(66,525)	5,299
Net income (loss)	5,456	7,928	(8,871)	(120,091)	(8,427)
Preferred stock dividends	(1,500)	(1,329)	(147)	—	—
Loss from continuing operations available to common stockholders	(7,180)	(5,787)	(6,019)	(53,566)	(13,726)
Basic and diluted loss per share from continuing operations	(1.02)	(.63)	(.41)	(3.14)	(.80)

Balance Sheet Data:
Working capital (deficit)	2,263	(9,203)	(89,172)	(2,619)	(4,681)
Total assets	112,275	359,482	341,782	226,444	94,289
Long-term debt (excluding current portion)	37,358	196,167	1,066	—	3,009
Preferred stock	19,798	11,620	—	—	—
Shareholders’ equity	48,876	111,712	139,926	25,693	13,160
Other Operating Data:
Average number of transacting ATMs	1,249	3,011	14,530	12,378	10,253

Notes regarding comparability of information:
     1. During the fourth quarter of 2004, we discontinued efforts in the software development segment of our business. We show the results of the software development segment as discontinued operations.
     2. In 2004 we acquired the ATM business of eFunds Corporation and completed four other acquisitions.
     3. During the third quarter of 2006 we recorded non-cash charges of $96.1 million for the impairment of certain assets, of which $43.3 million is included in continuing operations and $52.8 million is included in discontinued operations.
     4. In June 2006 we sold our United Kingdom photocopier business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. In June 2007 we sold our Canadian photocopy business. We show the results of those business segments as discontinued operations. Other operating data shown above excludes the ATMs of the discontinued operations.
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
Overview
          During 2006 we operated ATM networks in the United States, United Kingdom, Canada and Germany, and we operated photocopier networks in the United States, United Kingdom and Canada. In June 2006 we sold our United Kingdom photocopy business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. In June 2007 we sold our Canadian photocopy business. Our remaining business operates ATMs in the United States. During 2007 our United States ATM networks had an average of 10,253 transacting ATMs.
          In 2004 we had net income of $7.9 million. In 2005 we incurred a net loss of $8.9 million, in 2006 we incurred a net loss of $120.1 million and in 2007 we incurred a net loss of $8.4 million.
          We acquired eFunds Corporation’s ATM business in November 2004. As a result, our United States ATM net sales increased from $18.9 million in 2004 to $49.2 million in 2005. In 2006 our net sales decreased to $42.1 million, primarily as a result of attrition of ATM contracts acquired in the acquisition of eFunds Corporation’s ATM business. Principally because of decreases in our sales and operating margins, we reviewed the carrying value of substantially all of our long-lived assets, which resulted in our recording non-cash charges of $96.1 million for asset impairments. Also contributing to the increased losses in 2006 were increases in our cost of vault cash and interest expense and a loss on early extinguishment of debt.

          Subsequent to the end of fiscal year 2005, based upon our financial performance during the second half of 2005, we determined that we were in default under certain financial covenants contained in our credit facility administered by Bank of America. We entered into a forbearance agreement with the lenders with respect to that facility, and in June 2006 we refinanced our then-existing debt with a new credit facility with GSO Origination Funding Partners LP, Wells Fargo Foothill, and other lenders. However, our financial performance in the third quarter of 2006 caused us not to be in compliance with certain covenants in the new credit facility, and we entered into agreements with the lenders to restructure our loans. Under the modified agreements all but $25 million of our debt was due in the first quarter of 2007. Because of the new repayment terms, during January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopier business, and used $98.5 million from the proceeds of those sales to make principal and interest payments under our financing agreements. These payments repaid all but $2.0 million of our principal and accrued interest under the credit facility. In connection with these sales, we have made various representations and warranties and/or provided indemnities. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sale prices, and those claims could be substantial. Because we used substantially all of the net proceeds from the business sales to reduce our debt, we might not have sufficient cash to pay such claims without additional financing which may not be available to us. We have entered into a settlement agreement with the acquirer of our United Kingdom ATM business which relieves us from all warranties and/or indemnities under the purchase agreement. This settlement agreement and an agreement to pay eFunds Corporation $2.5 million are discussed under “Liquidity and Capital Resources.”
          We expect to be able to refinance the outstanding balances under our financing agreement with GSO Origination Funding Partners and the other lenders and the $2.5 million liability due to eFunds Corporation, and we have begun initial efforts to do so. However, we can provide no assurance that we will be able to do so. If we are unable to refinance our debt or to get our lenders to agree to any further forbearance from calling our loans, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.
          ATM operations. We entered the ATM business in 1999, believing it to be a natural extension of our background in providing photocopiers to consumers in retail environments. From 1999 to 2005 we expanded our ATM networks to an average of 19,930 transacting ATMs in 2005. We grew our ATM business by acquiring ATMs or ATM networks, establishing new merchant relationships, expanding existing merchant relationships and displacing existing third-party operators as their contracts expired. As a result of the increasing size of our ATM networks, improved transaction pricing, our institution of a redeployment program for underperforming machines and favorable exchange rate movements, our ATM net sales increased from $34.5 million in 2003 to $50.5 million in 2004 and $90.5 million in 2005. In 2006, as a result of attrition of merchant contracts and limited capital available for expansion, our ATM net sales decreased to $81.7 million, including $39.6 million from our United Kingdom, German and Canadian ATM operations which we now report as discontinued operations. Since January 2007 we have operated ATMs only in the United States. Continued attrition of merchant contracts has resulted in a decrease in our United States ATM net sales to $33.7 million in 2007 from $42.1 million in 2006.
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
          Photocopier operations. Before we sold our United Kingdom photocopier business in June 2006, our United States photocopier business in January 2007 and our Canadian photocopier business in June 2007, our photocopier operations had been experiencing declining numbers of photocopies made per machine, from 24,144 in 2004 to 16,387 in 2006. We attribute this to increased competition from specialty full-service business centers, copy and print shops, photocopiers located at other convenient merchant locations and home photocopiers and printers. The number of photocopiers we had in service also decreased from an average of 25,239 during 2004 to an average of 20,289 during 2006 as we discontinued service at unprofitable or marginal locations. These trends, combined with the sale of our United Kingdom photocopy business, resulted in a decline of our photocopier net sales from $42.2 million in 2004 to $27.4 million in 2006. We now report all of our photocopier operations as discontinued operations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Results of Operations-Continuing Operations
	2006		2007
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)
Transaction-based sales	$98,448	100.0%	$83,582	100.0%
Less discounts	65,576	66.6	56,711	67.9

Net transaction-based sales	32,872	33.4%	26,871	32.1%

Service and other sales	5,367		4,514
Sales of ATM equipment	3,841		2,290

Net sales	42,080		33,675
Cost of sales:
Cost of vault cash	6,482		5,399
Other	16,990		17,465

Gross profit	$18,608		$10,811

Operating data:
Average number of transacting ATMs	12,378		10,253
Withdrawal transactions	43,112,562		35,154,884
Average withdrawals per ATM per month	290		286
Average transaction-based sales per withdrawal transaction	$2.28		$2.37
Average discount per withdrawal transaction	$1.52		$1.61
Net transaction-based sales per withdrawal transaction	$.76		$.76
Sales
          In 2007, consolidated sales from continuing operations decreased by $17.3 million, or 16.0%, to $90.4 million from $107.7 million in 2006.
          ATM sales. We derive most of our ATM sales from transaction-based sales. We also generate ATM sales from the sale of ATM equipment and third-party service sales. We describe these sources of sales below.
•	Transaction-based sales — sales we derive from withdrawal fees and interchange fees.
•	Withdrawal fees — fees we receive from a processor derived from a customer making an ATM withdrawal. Withdrawal fees are sometimes referred to as surcharge or convenience fees in the industry.

•	Interchange fees — fees that an EFTN charges the customer’s financial institution for routing a withdrawal transaction or an account balance inquiry. The interchange fee is shared between the EFTN and us, as the ATM service provider, based on an agreement between us and the EFTN. Interchange fees apply on all transactions on ATMs that we own and ATMs owned by merchants and managed or serviced by us.
•	Service and other sales — fees we charge for providing repair and maintenance and other services and parts and supplies to merchants who purchase or rent ATMs from us and to third-party ATM operators.

•	Sales of ATM equipment — sales of ATM equipment to merchants in our merchant-owned program and to independent operators.

          Our United States ATM sales were $90.4 million for 2007 compared to $107.7 million for 2006. The $17.3 million decrease in ATM sales was due to a combination of a $14.9 million decrease in transaction-based sales, a $1.6 million decrease in sales of ATM equipment and an $853,000 decrease in service and other sales.
          The $17.3 million decrease in transaction-based sales resulted from attrition of merchant contracts in our ATM network. The average number of transacting ATMs in our network during 2007 decreased by 17.2% compared to 2006. The decrease in transacting ATMs is primarily a result of attrition in ATM contracts acquired from eFunds in 2004. See Item 1A — “Risk Factors — Risks Relating to Our ATM Business — If merchant-owned ATM customers terminate their relationships with us prior to the termination of their contracts or do not renew their contracts upon their expiration, it could reduce our ATM sales.”
          The average number of withdrawal transactions per ATM per month stayed almost constant in 2007 as compared to 2006. Average transaction-based sales per withdrawal increased by $.09, or 3.9%, due to increases in withdrawal fees.
Sales Discounts
          Our merchants receive fees from transactions generated by the ATMs on their premises. These fees, or sales discounts, represent a share of transaction fees. The amount of the discount depends on a variety of factors, including the type of arrangement under which we place the ATM with the merchant and the number of transactions at the ATM. Sales discounts in our United States ATM business were 67.9% of transaction-based sales in 2007 and 66.6% in 2006. The average discount per withdrawal transaction increased by $.09, matching the increase in transaction-based revenue per transaction.
Cost of Sales
          Cost of sales decreased by $608,000, but increased to 25.3% of gross sales in 2007, from 21.8% in 2006.
          Prior to the sale of our photocopy business, our field service employees maintained both our photocopy and ATM equipment. As a result of the sale of our United States photocopy business, we determined that it would be more economical to hire third parties to perform maintenance on our equipment and on merchant’s equipment where that is our responsibility. During the first and second quarters of 2007 we transitioned our ATM maintenance function from our own field service employees to third parties. During 2007, our expense for third party ATM service increased by $4.0 million as compared to 2006. This increase was partially offset by a decrease of $1.8 million in our cost of labor, parts and vehicle expense attributed to our United States ATM business. As of December 31, 2006, we had 129 field service employees in the United States doing maintenance on equipment for both our ATM and photocopy businesses. As of June 30, 2007, we had terminated all of our field service employees.
          Additionally, since we no longer have field service technicians on our staff, we are no longer using our inventory of parts and used ATMs in the normal course of business, and we have decided to sell or otherwise dispose of that inventory. As a result, cost of sales for 2007 includes a $270,000 charge to write down our inventories to their estimated net realizable value.
          The increases in ATM maintenance costs and inventory writedowns charged to cost of sales were offset by:
•	A decrease in our cost of vault cash of $1.1 million or 16.7%, as compared to 2006. The number of ATMs for which we provide cash has decreased by 16.0% from December 2006 to December 2007.

•	A decrease in armored car carrier costs of $356,000, or 10.8%, as compared to 2006. This decrease in expense is due primarily to the reduction in the number of ATMs for which we provide cash.

•	A $1.4 million decrease in the cost of ATM machines sold due to the $1.6 million decrease in ATM sales as compared to 2006.
          In the past we have had crime insurance to reimburse us for losses that exceeded certain deductible levels. For the policy year beginning July 1, 2005, due to proposed increases in both the deductible level and the cost of the insurance, we began insuring only against catastrophic cash losses.

Selling, General and Administrative Expense
          Selling, general and administrative expense attributed to continuing operations decreased by $14.1 million to $16.5 million in 2007 from $30.5 million in the prior year. Selling, general and administrative expense as a percent of sales decreased to 18.2% in 2007 from 28.4% in the prior year. Specific decreases included:
•	Amortization expense decreased by $3.8 million due to the reduction of the basis of our intangible assets as a result of impairment charges taken in the third quarter of 2006.

•	Labor costs (excluding non-cash stock compensation expense) decreased by $4.7 million, or approximately 44%. In connection with and following the sales of businesses in January and June 2007 we have substantially reduced our selling, general and administrative staff, from 102 employees as of December 31, 2006, to 39 employees as of December 31, 2007.

•	Non-cash stock compensation expense decreased by $543,000. In the second quarter of 2006, we recorded $618,000 of expense in connection with the acceleration of the vesting of options granted to our former President and Chief Executive Officer.

•	Legal and accounting fees decreased by $1.7 million, or approximately 41%, due in large part to our smaller size and sale of substantially all of our foreign operations in the first half of 2007.

•	Outsourced services expense decreased by $1.5 million due to a settlement agreement with eFunds Corporation reducing our obligation under a Master Services Agreement.

•	Consulting fees decreased by $896,000. We did not renew a one-year consulting agreement with our former Chief Executive Officer who resigned in March 2006. In addition, we reduced our use of other consultants who provided strategic and information technology consulting during 2006.

•	Depreciation expense decreased by $642,000 primarily because our Oracle ERP software became fully depreciated in early 2007.

•	A $493,000 decrease in travel expense due to the reduction in employees and a continued effort to control travel expenses during 2007.
          No general corporate overhead expenses have been allocated to discontinued operations.
Impairment Charges
     During the third quarter of 2006 we recorded non-cash charges of $96.1 million for the impairment of certain assets in our ATM and photocopier segments, as follows:
•	ATM goodwill. Because of continuing decreases in sales and operating margins in the ATM segments and other factors, we re-evaluated our financial forecasts in the third quarter of 2006 and concluded that it was necessary to review goodwill in our United States, Canadian and United Kingdom ATM segments for impairment of value. The review, consisting of a comparison of the carrying value of the goodwill to its implied fair value, resulted in impairment charges of $20.4 million in the United States, $5.8 million in Canada and $17.5 million in the United Kingdom. Our estimate of the implied fair value of the United States ATM segment’s goodwill was based on the quoted market price of our common stock and the discounted value of estimated future cash flows over a six-year period with residual value, using an 11% discount rate. Our estimate of the implied fair value of the Canadian and United Kingdom ATM segments’ goodwill was based on the estimated selling prices of those ATM segments. The $20.4 million impairment charge relating to our United States ATM operations is included in the results of our continuing operations, while the charges relating to our Canadian and United Kingdom ATM operations are included in discontinued operations.

•	Finite-lived intangible assets associated with the ATM businesses. Because of faster than anticipated attrition of customer contracts, operating losses and revised financial forecasts, we concluded that it was necessary to review the carrying value of the long-lived assets of our United States, Canadian and United Kingdom ATM segments. In that review, we determined that the future cash flows from those assets were not adequate to recover those assets, and we recorded impairment charges of $22.9 million in the United

States, $272,000 in Canada and $7.7 million in the United Kingdom, based on comparisons of the carrying amounts of the assets to their estimated fair values. Our estimate of the fair value of the United States assets was based on the discounted values of estimated future cash flows over a seven-year period using an 11% discount rate. Our estimates of the fair value of the Canadian and United Kingdom assets were based on the estimated selling price of those ATM segments. The $22.9 million impairment charge relating to our United States ATM operations is included in the results of our continuing operations, while the charges relating to our Canadian and United Kingdom ATM operations are included in discontinued operations.

•	Photocopy equipment in the United States and Canada. Because of operating losses in our United States and Canadian photocopy segments and revised financial forecasts, we concluded that it was necessary to review the carrying value of those segments’ long-lived assets, which consist almost entirely of photocopy equipment. As a result, we determined that future cash flows from the photocopy segments were not adequate to recover the carrying value of that equipment, and we recorded impairment charges of $18.7 million in the United States and $2.7 million in Canada based on a comparison of the carrying amounts of these assets to their estimated fair values. Our estimates of the fair values of the asset groups were based on the estimated selling price of the United States photocopy segment and the discounted value of estimated future cash flows over a ten-year period using an 11% discount rate for the Canadian photocopy segment. Impairment charges relating to photocopy equipment are included in discontinued operations.
Restructuring Charges
          In connection with the corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we have made significant staff reductions, including termination by the end of May 2007 of substantially all of our United States field service employees. We have also vacated leased warehouse and office space occupied by the terminated employees. During the first six months of 2007 we paid severance of $167,000 to terminated employees. During the first six months of 2007 we vacated warehouse and office space in eleven United States locations. We leased the vacated space under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we expect to incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties.
          The costs for both severance payments and vacated leases are included in restructuring charges in our statement of operations for 2007.
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
Interest Expense and Amortization of Debt Issuance Costs
          Interest expense and amortization of debt issuance costs attributed to continuing operations increased to $464,000 in 2007 from $1,000 in 2006. The terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006 and January 2007 to pay debt. Accordingly, we have allocated interest on the lesser of the amount repaid or debt outstanding to discontinued operations. Interest and amortization of debt issuance costs were allocated between continuing operations and discontinued operations as follows (in thousands):

	2006	2007
Continuing operations	$1	$464
Discontinued operations	12,974	1,289

	$12,975	$1,753

          The decrease in total interest and amortization of debt issue costs in 2007 was primarily due to decreased amounts owed on our credit facilities. Because the payments we made in January 2007 reduced the balance of our outstanding debt under our credit facility with GSO Origination Funding Partners LP and the other lenders to $2.0 million from $99.3 million at December 31, 2006, we expect our future interest expense to be substantially reduced from the 2005 and 2006 levels.
Loss on Early Extinguishment of Debt
          Loss on early extinguishment of debt for 2006 was $3.1 million. This loss resulted from writing off costs we had deferred in conjunction with refinancing our previous debt and payment of a prepayment penalty to our former lenders. The $4.8 million loss on early extinguishment of debt for 2007 resulted from writing off deferred financing costs of $4.1 million in connection with early payment of our term loans and line of credit and a $750,000 payment penalty accrued relating to the early termination of our vault cash arrangement.
Tax Rate
          For 2007 we did not allocate any tax provision to continuing operations. Our benefit for income taxes for 2006 was $5.2 million on a pretax loss from continuing operations of $58.8 million. The tax provision differs from the statutory rate due primarily to losses for which no tax benefit can be recorded. We did not record a tax benefit because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. See Note 7 to our consolidated financial statements.
Loss from Discontinued Operations
          On June 28, 2006, we sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, to an unrelated third party for cash.
          In December 2006 we entered into agreements to sell substantially all of the assets of our United States photocopy segment and our Canadian ATM segment. The sale of the Canadian ATM business closed January 12, 2007. The sale of the United States photocopy business closed January 29, 2007.
          Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany.
          On June 19, 2007, we sold substantially all of the assets of our Canadian photocopy business.
          See “Risk Factors — Risks Related to our Business Generally — We could be liable for sales price adjustments and warranty/indemnification claims relating to businesses we sold in 2006 and 2007,” for a discussion of possible sales price adjustments and warranty or indemnification claims including those relating to taxation matters.
          The operations of our Canadian, United Kingdom and German ATM businesses and our United Kingdom, United States and Canadian photocopy business are shown as discontinued operations for all periods presented in our consolidated statements of operations.
          Our pretax income from discontinued operations was $5.4 million in 2007, compared to a pretax loss of $65.9 million in 2006. Discontinued operations for 2006 includes impairment charges relating to goodwill, finite-lived intangible assets and equipment totaling $52.8 million. See Note 11 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Income (Loss)
          Our net loss decreased by $111.7 million, to $8.4 million in 2007 from $120.1 million in 2006. The major factors contributing to the decreased net loss were:
•	Impairment charges of $96.1 million in 2006, of which $52.8 million is included in discontinued operations. We had no impairment charges in 2007.

•	A $14.1 million decrease in selling, general and administrative expense, partially offset by a $7.8 million decrease in gross profit.

•	Gains on sales of discontinued operations of $9.8 million in 2007, compared to $1.9 million in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Results of Operations-Continuing Operations
	2005		2006
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)
Transaction-based sales	$114,848	100.0%	$98,448	100.0%
Less discounts	76,673	66.8	65,576	66.6

Net transaction-based sales	38,175	33.2%	32,872	33.4%

Service and other sales	8,363		5,367
Sales of ATM equipment	2,663		3,841

Net sales	49,201		42,080
Cost of sales:
Cost of vault cash	5,319		6,482
Other	16,884		16,990

Gross profit	$26,998		$18,608

Operating data:
Average number of transacting ATMs	14,530		12,378
Withdrawal transactions	50,388,584		43,112,562
Average withdrawals per ATM per month	289		290
Average transaction-based sales per withdrawal transaction	$2.28		$2.28
Average discount per withdrawal transaction	$1.52		$1.52
Net transaction-based sales per withdrawal transaction	$.76		$.76
Sales
          In 2006, consolidated sales from continuing operations decreased by $18.2 million, or 14.5%, to $107.7 million from $125.9 million in 2005.
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
Sales Discounts
          Sales discounts in our United States business were almost constant in 2006 as compared to 2005: 66.6% of transaction-based sales in 2006 as compared to 66.8% in 2005.
Cost of Sales
          Cost of sales in our United States ATM business increased by $1.3 million to $23.5 million in 2006 from $22.2 million in 2005, due to a $1.2 million increase in the cost of our vault cash.

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
Selling, General and Administrative Expense
          Selling, general and administrative expense decreased by $833,000 to $30.5 million in 2006 from $31.4 million in 2005. However, selling, general and administrative expense as a percent of sales increased to 28.4% in 2006 from 24.9% in 2005. Specific decreases included:
•	A $2.2 million decrease in amortization expense due to declining amortization of intangible assets relating primarily to ATM contracts acquired in 2004, and further reduction of amortization following third quarter 2006 impairment charges that reduced the basis of the intangible assets being amortized.

•	A $609,000 decrease in labor-related expense. This decrease was caused by a decrease in sales and administrative employees in the United States from 126 at the end of 2005 to 102 at the end of 2006.

•	An $834,000 decrease in travel expense due to a concerted effort to control travel expenses during 2006.
          These decreases were partially offset by:
•	Legal, accounting and consulting expenses increased by $2.2 million, primarily relating to restructuring of debt, efforts to sell parts of our business and related complex legal and accounting issues.

•	Non-cash stock compensation increased by $1.0 million, $685,000 of which was due to the modification of options previously granted to former executives.
          No general corporate overhead expenses have been allocated to discontinued operations.
Impairment Charges
          During the third quarter of 2006 we recorded non-cash charges of $96.1 million for the impairment of certain assets in our ATM and photocopier segments, which we discuss in “Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Impairment Charges.” There were no such charges in 2005.
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
Tax Rate
          Our benefit for income taxes for 2006 was $5.2 million on a pretax loss from continuing operations of $58.8 million. The tax provision differs from the statutory rate due primarily to losses for which no tax benefit can be recorded. We did not record a tax benefit because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. For 2005 our effective tax rate for continuing operations was 42.6%, resulting in a tax benefit of $4.4 million. See Note 7 to our consolidated financial statements.
Loss from Discontinued Operations
          As discussed in “Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Loss from Discontinued Operations,” we show the operations of our Canadian, United Kingdom and German ATM businesses and our United Kingdom, United States and Canadian photocopy businesses as discontinued operations for all periods presented in our consolidated statements of operations.
          Our pretax loss from discontinued operations was $65.9 million in 2006, compared to a pretax loss of $3.5 million in 2005. Discontinued operations for 2006 includes impairment charges relating to goodwill, finite-lived intangible assets and equipment totaling $52.8 million. See Note 11 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Income (Loss)
          Our net loss increased by $111.2 million, to $120.1 million in 2006 from $8.9 million in 2005. The major factors contributing to the increased net loss were:
•	Impairment charges of $96.1 million in 2006, of which $52.8 million is included in discontinued operations.

•	An $8.4 million decrease in gross profits resulting from an $18.2 million decrease in sales from continuing operations.

•	The $3.1 million loss on early extinguishment of debt in 2006.

•	A $2.8 million increase in interest expense and amortization of debt issuance costs.
These increases were partially offset by $5.2 million of abandoned acquisition costs in 2005 that did not recur in 2006.

Liquidity and Capital Resources
General
          We incurred a net loss of $120.1 million in the year ended December 31, 2006. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006 we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy business and used $98.4 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining balance of principal plus accrued interest of $2.0 million. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement and our Securities Purchase Agreement in connection with the Lampe Facility, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement and the Securities Purchase Agreement under the Lampe Facility as well, and the lenders may be able to demand payment. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. We have received a report from McGladrey & Pullen, LLP regarding our consolidated financial statements for the year ended December 31, 2007, which included an explanatory paragraph stating that the consolidated financial statements were prepared assuming we will continue as a going concern. The report also stated that our uncertainty regarding our ability to meet our future obligations has raised substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
          Our principal ongoing funding requirements are for working capital to finance our operations, fund capital expenditures and pay obligations under settlement agreements with Notemachine Limited and eFunds Corporation.
          During 2007, we used $5.6 million of cash in operating activities as compared to $869,000 generated from operating activities in the same period in the prior year. Cash used in operating activities in 2007 includes $3.1 million transferred to restricted cash as collateral for letters of credit. We expect to terminate the remaining letter of credit in the second quarter of 2008 resulting in release of the cash collateral. During 2007 we received $101.5 million cash proceeds from the sale of discontinued operations, and we used $98.6 million of that cash to pay debt, reducing the balance of our syndicated debt to $2.1 million at the end of 2007.
          We had cash and cash equivalents of $3.9 million at December 31, 2007, compared to $4.8 million at December 31, 2006, and a net working capital deficit of $4.7 million at December 31, 2007 compared to a net working capital deficit of $2.6 million at December 31, 2006. The working capital deficits were partially caused by the classification of all of our debt facilities as current liabilities due to our loan covenant defaults. As of December 31, 2006, we classified all of the assets of the businesses sold in January 2007 as current assets, because the proceeds from those sales were required to be used to pay debt classified as a current liability. This debt was substantially repaid in January 2007. Subject to the matters discussed in the following paragraphs, we believe that our liquidity and capital resources are adequate for our currently anticipated needs.
          In December 2007, we entered into an agreement in principle with eFunds to terminate a Master Services Agreement originally scheduled to terminate in 2009. In connection with the termination of that agreement we agreed to pay eFunds $2.5 million to settle disputed charges under the agreement. The payment will become due upon execution of a mutually acceptable settlement and release agreement.
          In November 2007, we entered into a settlement agreement with Notemachine, Limited, relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007. Pursuant to the settlement agreement, we agreed to repay £3,250,000 ($6.4 million using exchange rates as of December 31, 2007) in full and final settlement of claims by Notemachine relating to the sale. Payment terms under the settlement agreement were: £571,000 upon signing, £33,000 (interest only) in December 2007, £625,000 in January 2008, and 36 monthly payments of £71,212, including interest at 15% per annum, commencing February 1, 2008. The settlement agreement requires us to pay the remaining outstanding balance to Notemachine from the proceeds of any debt or equity financing, to the extent that proceeds are available following payment of any debt with prior or superior liens, including Term Loan B. We paid the November and December 2007 payments as scheduled, but paid only £250,000 in January. The remainder of the payment scheduled in January 2008 was paid in February 2008 with proceeds from the loan described in the following section.
          As of December 31, 2007, fewer than 50 of our owned ATMs in the United States were not compliant with EPP and Triple DES. We plan to upgrade these remaining machines when upgrade parts are received from the manufacturers. These ATMs continue to operate on a limited basis under extension agreements with a few networks. We estimate that these remaining machines will be upgraded by April 30, 2008, however, our ability to complete these upgrades depends on parts and labor vendors with which our influence may be limited. We estimate that costs associated with upgrading these remaining machines will not exceed $50,000. In our merchant portfolio, approximately 1,300 ATMs that failed to meet the Triple DES standards were disabled on January 1, 2008, however, we anticipate that some number of these merchants will ultimately contact us to upgrade their machines. Additionally, almost 600 merchant machines were operating on a limited basis under their extension agreements with a few networks. These remaining machines are awaiting upgrade parts; we anticipate that most of these machines will be upgraded by April 30, 2008.
Term Loan Facility
          In February 2008, we entered into a Securities Purchase Agreement with LC Capital Master Fund, Ltd. and Lampe Conway & Co., LLC, serving as the administrative agent, pursuant to which we borrowed $1 million. £380,000 from the proceeds of the loan was used to pay the remainder of the January 2008 payment due to Notemachine, together with interest on the unpaid balance. The Lampe Facility loan bears interest equal to adjusted LIBOR (as defined in the Securities Purchase Agreement) plus (i) 5% for each interest period for which we pay interest in cash or (ii) 15% for each interest period for which we do not pay interest in cash. The Securities Purchase Agreement does not allow us to pay interest in cash until our Term Loan B has been paid in full. The Lampe Facility loan matures on the earliest of December 6, 2012 or immediately following our repayment of Term Loan B. We also granted a warrant to LC Capital Master Fund, Ltd., to purchase in the aggregate 2,500,000 shares of our common stock at an exercise price initially equally to $0.40 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits. The warrant may be exercised at any time and expire on February 8, 2015. We have agreed to file a registration statement with the SEC covering the resale of the shares issuable on the exercise of the warrant pursuant to a registration rights agreement between us and LC Capital Master Fund, Ltd. The Securities Purchase Agreement contains affirmative and negative covenants that restrict our activities and those of our subsidiaries, including, among other things, restrictions on debt, liens, investments, dispositions and dividends. The Securities Purchase Agreement also contains events of default relating to customary matters, including payment and covenant defaults, cross defaults relating to other indebtedness and insolvency. Upon a default, LC Capital Master Fund, Ltd. can accelerate the maturity under the Lampe Facility, subject to a 180-day standstill with respect to any default or acceleration under the facility with GSO Origination Funding Partners LP and the other lenders.
Syndicated Credit Facility
          As of September 30, 2006, our financial performance caused us to not be in compliance with certain covenants in our credit agreements pursuant to which we then owed $94.9 million. Our lenders had the right to seek to accelerate the loans under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rates on our loans were increased. The increased interest cost was deferred and added to principal. In addition, the maturity dates of the loans were changed so that a total of $69.9 million was due on or before February 28, 2007. The financial covenants were modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non cash expenses which we refer to as adjusted EBITDA, and to limit capital expenditures. For certain months during 2007, we were not in compliance with the adjusted EBITDA covenant. We have received waivers of the violations of our adjusted EBITDA covenant for all months through December 2007 for which we failed to comply. We also granted warrants to the holders of our Term Loan B to purchase 3.1 million shares of our common stock at a price of $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007. However, we were unable to file the registration statement by May 18, 2007 because we filed our Annual Report on Form 10-K for 2006 and our Quarterly Report on Form 10-Q for the first quarter of 2007 late. We expected to enter into further agreements requiring registration of our securities, and did so in February 2008. We have not received any demands from the warrant holders to file the registration statement as of the date of this report. As soon as reasonably practicable, we plan to file a registration statement covering the shares issuable upon exercise of the November 2006 warrants, shares issuable upon exercise of the warrant issued to LC Capital Master Fund, Ltd. and any other securities that we issue in the near future that require registration.

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
     As discussed further in Note 11 to our consolidated financial statements, during the first six months of 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses and used $98.6 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners and other lenders. Following these payments, as of December 31, 2007, the only remaining balance under our term loans and line of credit was $2.1 million on our Term Loan B which is due in June 2012.
United States Vault Cash Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our United States ATM equipment (which we refer to as “vault cash”). As of December 31, 2007, we had access to $100 million of vault cash under the facility of which $61.8 million was being used. The facility expires in 2012.
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
     The Trust, as borrower under the facility, and TRM ATM, as servicer, use their cash from operations, which is principally derived from ATM withdrawal and interchange fees, to fund a settlement account from which, in combination with the vault cash, TRM ATM directs repayment of the loans to the Trust, the interest on the loans, a specified return on the equity investment made by the investors in the Trust and the fees described below.

     The Trust engages TRM ATM, as servicer, and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement.
     The Loan and Servicing Agreement contains covenants applicable to us, including a requirement to maintain a minimum tangible net worth of $12 million.
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
     Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.35% plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans. Interest for the year ended December 31, 2007 was $4.7 million.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of December 31, 2007. Autobahn’s annual return is equal to 1.35% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility. Autobahn’s fees for the year ended December 31, 2007 were $150,000.
     Risk of loss and insurance. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the minority equity investor and with Autobahn as the majority equity investor. TRM ATM serves only as an administrator or servicer of the Trust.
     We maintained a letter of credit totaling $3.1 million as of December 31, 2007, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.
     Cross-default provision. In January 2007 we entered into an amendment to our United States vault cash agreement which, among other changes, extended the facility for five years and reduced the facility size to $100 million. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement as well, and the lender may be able to demand payment. Therefore, the Trust’s debt is classified as a current liability and the vault cash is classified as a current asset on our consolidated balance sheet.
     In March 2008, we notified our current vault cash provider that we intend to terminate our current vault cash arrangement sometime during the second quarter of 2008. We have made arrangements with another provider of vault cash that we believe will provide vault cash for us at a lower cost. We do not anticipate that this change in vault cash providers will cause any significant interruption in our business. We have tested the new vault cash provider’s abilities in a small sample of our ATMs. This test created an exclusivity violation under our current agreement. Although we expect our current provider to cooperate in our transition to the new provider, they could declare us to be in default of TRM Inventory Funding Trust’s Loan and Servicing Agreement and demand repayment of our vault cash liability before we have finalized arrangements to replace that cash in our ATMs. If we terminate our current vault cash arrangement prior to its maturity in 2012 and repay the Trust’s borrowings, we will owe a prepayment fee of $750,000. However, we will be able to terminate the letter of credit guaranteeing our performance as servicer of the facility, and restricted cash of $2.7 million held by our bank as collateral for the letter of credit will become available for use in operations. We expect to pay the prepayment fee from the released restricted cash.

United Kingdom Vault Cash Facility
     Before its sale in January 2007, our United Kingdom ATM business obtained vault cash under an agreement with a local bank. Vault cash obtained under the program remained the property of the bank, and was not included on our balance sheet.
Canadian Vault Cash Facility
     Before its sale in January 2007, our Canadian ATM business obtained vault cash under an agreement with an armored car carrier that had a corresponding agreement with a local bank. As in our U.K. vault cash arrangement, the vault cash obtained under the Canadian program remained the property of the bank, and was not included on our balance sheet.
Off-balance Sheet Arrangements
     We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Commitments and Obligations
     The following table summarizes our contractual commitments and obligations as of December 31, 2007 (in thousands):

	Payments due by period
Contractual obligations	Total	2008	2009-2010	2011-2012	After 2012
TRM Corporation and subsidiaries
Long-term debt	$4,142	$—	$—	$4,142	—
Settlement agreement — Notemachine	6,309	2,824	3,346	139	—
Settlement agreement — eFunds	2,500	2,500	—	—	—
Operating leases	818	361	457	—

Total TRM Corporation and subsidiaries	13,769	5,685	3,803	4,281	—
TRM Inventory Funding Trust note payable	77,432	4,389	8,778	64,265	—

Total contractual cash obligations	$91,201	$10,074	$12,581	$68,546	—

     The long-term debt and TRM Inventory Funding Trust note payable are shown above in accordance with their contractual terms. However, because we believed it likely that our creditors would be able to demand payment of those debts during 2008, we classified them as current liabilities in our consolidated balance sheet.
     The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of December 31, 2007.
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

     As of December 31, 2007, our assets include goodwill of $16.7 million and other intangible assets with a net carrying amount of $585,000. Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Furthermore, SFAS 142 exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future.
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
     We amortize finite-lived intangible assets over estimated useful lives of five to ten years. Acquired contracts, with a gross carrying amount of $479,000, are being amortized over ten years, primarily on an accelerated basis intended to reflect the cash flow patterns and duration used in estimating the value of those contracts. A reduction in the estimated useful lives of our intangible assets would result in additional amortization expense on a prospective basis.
     In accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets such as equipment and purchased contract intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Whenever events or changes in circumstances indicate that our merchant contracts or equipment may be impaired, we evaluate the recoverability of the asset by measuring the related carrying amounts against the associated estimated undiscounted future cash flows. Should the sum of the expected future net cash flows be less than the carrying values of the tangible or intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible or intangible assets exceeded the calculated fair value.
     During 2006, we recorded impairment charges of $96.1 million which we discuss in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impairment Charges”.
     We have established valuation allowances to reduce our deferred tax assets to the amount that we believe we will realize. Because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts, we have established valuation allowances that reduced the carrying value of our net deferred tax assets to zero as of December 31, 2006 and 2007. If we determine that we will realize deferred tax assets in the future, we will increase (decrease) net income (loss) in the period in which we make the determination.
New Accounting Standards
     In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for us beginning in 2007. Our adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.

     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective for us beginning in 2008. We are currently evaluating the impact, if any, this statement will have on our financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for us beginning in 2009. We are currently evaluating the impact, if any, this statement will have on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates and, until the sale of our foreign operations in January and June 2007, we had operations in the United Kingdom, Germany and Canada exposing us to foreign currency exchange rate risks. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes. Since the sales of our United Kingdom, German and Canadian ATM operations, we have no further foreign operations. However, we have a liability denominated in British pounds, exposing us to foreign currency exchange rate risk.
Interest Rate Risk
     We invest our cash in money market funds. The income earned from these money market funds is subject to changes in interest rates. Interest income was $187,000 for 2006 and $360,000 for 2007. A 10% change in interest rates earned would not have had a material effect on our net income.
     Interest on borrowings pursuant to our credit facility with GSO Origination Funding Partners LP is at variable rates. As of December 31, 2007, the interest rate on our $2.1 million term loan was 16.87%. If the interest rates on our borrowings under such syndicated loan facility as of December 31, 2007 increased by 1%, our interest cost would increase by $21,000 per year.
     Under our United States vault cash facility, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $71.7 million at December 31, 2006 and $58.5 million at December 31, 2007 under this arrangement. The weighted average interest rate on these borrowings at December 31, 2007 was 7.40%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $6.5 million and $5.5 million for the years ended December 31, 2006 and 2007, respectively. If the interest rate for the Trust’s borrowings at December 31, 2007 increased by 1%, to a weighted average of 8.40%, our cost of sales would increase by $585,000 per year.
     As a result of the sale of our United Kingdom and substantially all of our Canadian ATM operations, we no longer maintain vault cash facilities in those countries and do not have further interest rate risk thereunder.
Foreign Currency Risk
     As of December 31, 2007, we owed £2,679,000 ($5.3 million using exchange rates as of December 31, 2007) to the purchaser of our United Kingdom and German ATM businesses. If the value of the British pound were to fluctuate significantly from the December 31, 2007 exchange rate, our financial position would be affected. A 10% increase in the value of the British pound versus the United States dollar would increase our liability by $530,000. A 10% decrease in the value of the British pound versus the United States dollar would decrease our liability by $530,000. Since we pay interest at a rate of 15% per annum on this liability, our interest expense would also be affected by a fluctuation in the exchange rate.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K commencing on page 34.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
TRM Corporation
We have audited the consolidated balance sheet of TRM Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRM Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses in 2006 and 2007 of approximately $120 million and $8 million, respectively. It is uncertain if 2008 operations will generate sufficient cash to enable the Company to comply with the covenants of the Company’s loan agreements and to pay its obligations on an ongoing basis. A default under the Company’s financing agreement with GSO Origination Funding Partners LP may render the debt callable and trigger the cross-default provision in TRM Inventory Funding Trust’s Loan and Servicing Agreement. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We were not engaged to examine management’s assertion about the effectiveness of TRM Corporation’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
March 28, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
TRM Corporation
In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, of shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of TRM Corporation and its subsidiaries (the “Company”) at December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements (not separately presented herein), the Company incurred a net loss for 2006 resulting in its inability to meet certain financial covenants of its financing agreement with GSO Origination Funding Partners LP and other lenders, and based on its projections the Company does not expect to meet the required financial covenants during 2007, which may render the debt callable by the lenders and trigger the cross-default provisions in TRM Funding Trust’s Loan and Servicing Agreement. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As noted in Note 11 to the financial statements, during the year ended December 31, 2007, the Company disposed of its Canadian photocopy business. The financial statements for the each of two years ended December 31, 2006 have been retrospectively restated to reflect the Canadian photocopy business as a discontinued operation.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
May 23, 2007, except for the retrospective restatement of the Canadian photocopy operations as discontinued operations described in Note 11, which is as of March 28, 2008

TRM Corporation
Consolidated Balance Sheets
December 31, 2006 and 2007
(In thousands)

	2006	2007
Assets
Current assets:
Cash	$4,784	$3,859
Restricted cash	—	3,073
Accounts receivable, net	4,328	2,611
Income taxes receivable	215	—
Inventories	674	50
Prepaid expenses and other	1,579	369
Deferred financing costs	5,270	172
Restricted cash — TRM Inventory Funding Trust	73,701	61,805
Assets held for sale	106,081	—

Total current assets	196,632	71,939
Equipment, less accumulated depreciation and amortization	11,646	4,222
Goodwill	16,748	16,748
Intangible assets, less accumulated amortization	585	585
Other assets	833	795

Total assets	$226,444	$94,289

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,988	$6,099
Income taxes payable	67	36
Accrued expenses	8,744	9,929
Term loans and line of credit	99,318	2,051
TRM Inventory Funding Trust note payable	71,697	58,505
Liabilities related to assets held for sale	13,437	—

Total current liabilities	199,251	76,620

Settlement agreement due after one year	—	3,009

Total liabilities	199,251	79,629

Minority interest	1,500	1,500

Commitments and contingencies (notes 10 and 15)

Shareholders’ equity:
Common stock, no par value -
50,000 shares authorized; 17,213 shares issued and outstanding (17,126 at December 31, 2006)	135,595	136,181
Additional paid-in capital	63	63
Accumulated other comprehensive income - Accumulated foreign currency translation adjustment	4,692	—
Accumulated deficit	(114,657)	(123,084)

Total shareholders’ equity	25,693	13,160

Total liabilities and shareholders’ equity	$226,444	$94,289

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
Years ended December 31, 2005, 2006 and 2007
(In thousands, except per share data)

	2005	2006	2007
Sales	$125,874	$107,656	$90,386
Less discounts	76,673	65,576	56,711

Net sales	49,201	42,080	33,675
Cost of sales:
Cost of vault cash	5,319	6,482	5,399
Other	16,884	16,990	17,465

Gross profit	26,998	18,608	10,811
Selling, general and administrative expense (including non-cash stock compensation of $1,051 in 2006 and $508 in 2007)	31,374	30,541	16,482
Impairment charges (note 14):
Goodwill	—	20,393	—
Other intangible assets	—	22,918	—
Abandoned acquisition costs	5,211	—	—
Restructuring charges	—	—	963
Equipment write-offs	59	579	1,876

Operating loss	(9,646)	(55,823)	(8,510)
Interest expense and amortization of debt issuance costs	1,861	1	464
Loss on early extinguishment of debt	513	3,105	4,809
Other expense (income), net	(1,787)	(169)	(57)

Loss from continuing operations before income taxes	(10,233)	(58,760)	(13,726)
Provision (benefit) for income taxes (note 7)	(4,361)	(5,194)	—

Loss from continuing operations	(5,872)	(53,566)	(13,726)
Discontinued operations:
Income (loss) from operations	(3,540)	(65,948)	5,437
Provision (benefit) for income taxes	(541)	577	138

Income (loss) from discontinued operations	(2,999)	(66,525)	5,299

Net loss	$(8,871)	$(120,091)	$(8,427)

Basic and diluted per share information:
Loss from continuing operations	$(5,872)	$(53,566)	$(13,726)
Preferred stock dividends	(147)	—	—

Loss from continuing operations available to common shareholders	$(6,019)	$(53,566)	$(13,726)

Weighted average common shares outstanding	14,542	17,034	17,178
Basic and diluted income (loss) per share:
Continuing operations	$(.41)	$(3.14)	$(.80)
Discontinued operations	(.21)	(3.91)	.31

Net loss	$(.62)	$(7.05)	$(.49)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
Years ended December 31, 2005, 2006 and 2007
(In thousands)

							Accumulated	Retained
						Additional	other	earnings
	Comprehensive	Preferred		Common		paid-in	comprehensive	(accumulated
	income (loss)	Shares	Amounts	Shares	Amounts	capital	income (loss)	deficit)	Total
Balances, December 31, 2004		1,044	$11,620	13,139	$81,075	$63	$4,502	$14,452	$111,712
Comprehensive loss:
Net loss	$(8,871)	—	—	—	—	—	—	(8,871)	(8,871)
Other comprehensive loss:
Foreign currency translation adjustment	(1,516)	—	—	—	—	—	(1,516)	—	(1,516)
Other	(102)	—	—	—	—	—	(102)	—	(102)

Comprehensive loss	$(10,489)

Conversion of Series A preferred stock		(1,044)	(11,620)	783	11,620	—	—	—	—
Exercise of stock options		—	—	117	307	—	—	—	307
Tax benefit of options exercised		—	—	—	242	—	—	—	242
Issuance of common stock, net		—	—	2,778	38,233	—	—	—	38,233
Exercise of warrants		—	—	54	37	—	—	—	37
Preferred stock dividends		—	—	—	—	—	—	(147)	(147)
Restricted stock expense		—	—	—	31	—	—	—	31

Balances, December 31, 2005		—	—	16,871	131,545	63	2,884	5,434	139,926
Comprehensive loss:
Net loss	$(120,091)	—	—	—	—	—	—	(120,091)	(120,091)
Other comprehensive loss:
Foreign currency translation adjustment:
Recognized in income	(1,538)	—	—	—	—	—	(1,538)	—	(1,538)
Current period adjustment	3,272	—	—	—	—	—	3,272	—	3,272
Other	74	—	—	—	—	—	74	—	74

Comprehensive loss	$(118,283)

Exercise of stock options		—	—	235	91	—	—	—	91
Stock option expense		—	—	—	800	—	—	—	800
Restricted stock expense		—	—	—	339	—	—	—	339
Restricted shares vested		—	—	20	—	—	—	—	—
Issuance of warrants in conjunction with debt modification		—	—	—	2,820	—	—	—	2,820

Balances, December 31, 2006		—	—	17,126	135,595	63	4,692	(114,657)	25,693
Comprehensive loss:
Net loss	$(8,427)	—	—	—	—	—	—	(8,427)	(8,427)
Other comprehensive loss - Foreign currency translation adjustment:
Recognized in income	(5,283)	—	—	—	—	—	(5,283)	—	(5,283)
Current period adjustment	591	—	—	—	—	—	591	—	591

Comprehensive loss	$(13,119)

Exercise of stock options		—	—	18	25	—	—	—	25
Stock option expense (credit)		—	—	—	(2)	—	—	—	(2)
Restricted stock expense		—	—	—	510	—	—	—	510
Restricted shares vested		—	—	69	—	—	—	—	—
Other capital additions		—	—	—	53	—	—	—	53

Balances, December 31, 2007		—	$—	17,213	$136,181	$63	$—	$(123,084)	$13,160

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2006 and 2007
(In thousands)

	2005	2006	2007
Operating activities:
Net loss	$(8,871)	$(120,091)	$(8,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charges and asset write downs	—	96,062	3,592
Depreciation and amortization	21,441	19,965	3,152
Loss on disposal of equipment	2,006	1,182	834
Non-cash stock compensation	—	1,139	508
Gain on sale of investment in equity security	(1,312)	—	—
Provision for doubtful accounts	1,832	912	171
Loss on early extinguishment of debt	—	2,560	4,059
Gain on sale of discontinued operations	—	(362)	(4,528)
Cumulative foreign currency translation adjustment recognized in income	—	(1,538)	(5,283)
Changes in items affecting operations, net of effects of business acquisitions and dispositions:
Restricted cash	—	—	(3,073)
Accounts receivable	(764)	4,840	1,753
Inventories	5,095	1,723	1,164
Income taxes receivable	(96)	(4)	215
Prepaid expenses and other	(134)	617	1,359
Accounts payable	(6,760)	601	374
Income taxes payable	—	67	—
Accrued expenses	6,282	(1,960)	(1,500)
Deferred income taxes	(5,222)	(4,844)	—

Total operating activities	13,497	869	(5,630)

Investing activities:
Proceeds from sale of equipment	74	45	162
Capital expenditures	(15,116)	(7,023)	(61)
Proceeds from sale of discontinued operations	—	4,280	101,540
Proceeds from sale of investment in equity security	9,583	—	—
Acquisition of intangible and other assets	(1,192)	(862)	(471)

Total investing activities	(6,651)	(3,560)	101,170

Financing activities:
Borrowings on notes payable	26,543	119,148	1,374
Repayment of notes payable	(64,714)	(114,079)	(98,641)
Debt financing costs	(833)	(2,972)	—
Principal payments on capital lease obligations	(2,093)	(700)	(25)
Change in restricted cash — TRM Inventory Funding Trust	585	1,261	11,896
Repayment of TRM Inventory Funding Trust note payable, net of proceeds from issuance	(836)	(1,572)	(13,192)
Net proceeds from sale of common stock	38,233	—	—
Proceeds from exercise of stock options and warrants	344	91	25
Preferred stock dividends	(367)	—	—
Other	(87)	(19)	53

Total financing activities	(3,225)	1,158	(98,510)

Effect of exchange rate changes	511	(89)	(1,257)

Net increase (decrease) in cash and cash equivalents	4,132	(1,622)	(4,227)
Beginning cash and cash equivalents	5,576	9,708	8,086

Ending cash and cash equivalents, including $3,302 classified as assets held for sale at December 31, 2006	$9,708	$8,086	$3,859

Supplemental cash flow information:
Non-cash transactions:
Conversion of Series A preferred stock to common stock	$11,620	$—	$—
Issuance of warrants in conjunction with debt modification	—	2,820	—
Payments:
Cash paid for interest	10,271	9,312	605
Cash paid for income taxes (net of refunds)	522	1	(7)
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
     Description of Business and Basis of Presentation
     TRM Corporation (“we” or “TRM”) provide self-service cash delivery and account balance inquiry through ATM machines.
     As of December 2005 we offered ATM services in retail locations in the United States, the United Kingdom, Germany and Canada and photocopier services in the United States, United Kingdom and Canada.
     In June 2006 we sold our United Kingdom photocopy business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. In June 2007 we sold our Canadian photocopy business. The results of the businesses we have sold are reflected as discontinued operations in our consolidated statement of operations. Our remaining business operates ATMs in the United States. We provide the equipment, maintenance, supplies and point of sale materials required for each of our installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by our offerings. During 2007 our United States ATM networks had an average of 10,253 transacting ATMs.
     We incurred a net loss of $120.1 million in the year ended December 31, 2006. As a result of our financial performance for the three months ended September 30, 2006, we failed to meet certain financial covenants of our financing agreements with GSO Origination Funding Partners LP and other lenders. On November 20, 2006, we entered into amendments that restructured our loans and waived the failure to meet the loan covenants. Under the restructured loan agreements principal payments of $69.9 million were due in the first quarter of 2007. During January 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy business and used $98.4 million from the proceeds of those sales to make principal and interest payments under these loans, leaving a remaining balance of principal plus accrued interest of $2.0 million as of January 31, 2007. We are uncertain whether our remaining operations can generate sufficient cash to comply with the covenants of our restructured loan agreements and to pay our obligations on an ongoing basis. Because there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement and the Securities Purchase Agreement under the Lampe Facility, if we fail to comply with the covenants of our restructured loan agreements and are declared to be in default by GSO Origination Funding Partners LP and other lenders, we may be declared in default of the provisions of the Loan and Servicing Agreement and the Securities Purchase Agreement under the Lampe Facility as well, and the lenders may be able to demand payment. Further, in March 2008, we notified our current vault cash provider that we intend to terminate our current vault cash arrangement sometime during the second quarter of 2008 and that we have made arrangements with another provider of vault cash that we believe will provide vault cash for us at a lower cost. We have used the new vault cash provider for a small test sample of our ATMs which is a violation of the covenants of the Loan and Servicing Agreement. Although we expect our current provider to cooperate in our transition to a new provider, they could declare us to be in default of TRM Inventory Funding Trust’s Loan and Servicing Agreement and demand repayment of our vault cash liability before we have finalized arrangements to replace that cash in our ATMs. These factors, among others, may indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is contingent upon our ability to generate sufficient cash to pay our obligations on an ongoing basis.
     In connection with the sales of our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy businesses in the United Kingdom, United States and Canada in 2006 and 2007, we have made various representations and warranties and/or provided indemnities. Further, the sales prices are subject to adjustment based on working capital amounts, the value of accounts receivable as of the closing of the sale or other factors. The purchasers may make claims against us relating to the representations or warranties or provisions for adjustment of the sales prices, and those claims could be substantial. The purchaser of our United Kingdom and German ATM businesses asserted claims pursuant to the sales agreement, and, in November 2007, we entered into a settlement agreement described further in Notes 6 and 11 pursuant to which we agreed to repay a portion of the purchase price.
     In November 2006 we announced the implementation of a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. Subsequent to that announcement, we have sold operations that accounted for approximately 61% of our net sales in 2006. In connection with our restructuring plan and the sales of a substantial part of our operations, we have reduced our number of employees from 364 as of December 31, 2006 to 39 as of December 31, 2007.
     We expect to be able to refinance the outstanding balances under our financing agreement with GSO Origination Funding Partners and the other lenders and a $2.5 million liability due to eFunds Corporation described in Note 12, and we have begun initial efforts to do so. However, we can provide no assurance that we will be able to do so. If we are unable to refinance our debt or to get our lenders to agree to any further forbearance from calling our loans, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceedings.
     Principles of Consolidation
          The consolidated financial statements include the accounts of TRM, its subsidiaries and TRM Inventory Funding Trust (see Note 3). Our subsidiaries at December 31, 2007 included TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, TRM ATM Corporation, TRM ATM Acquisition Corporation, Access Cash International LLC, and S-3 Corporation. We sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, in June 2006. In January 2007 we sold all of the outstanding shares of TRM ATM (U.K.) Limited which owned TRM ATM Deutschland GmbH. These two companies operated ATMs in the United Kingdom and Germany. The results of operations of the subsidiaries that we have sold are included in our consolidated financial statements only through the dates of sale. Effective December 31, 2003, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and, accordingly, consolidate the accounts of TRM Inventory Funding Trust in our consolidated financial statements.
     All significant intercompany transactions and accounts are eliminated. During 2005, 2006 and part of 2007 we had subsidiaries operating in Canada, the United Kingdom and Germany, whose functional currencies were the Canadian dollar, British pound and Euro. Assets and liabilities of foreign operations were translated into United States dollars at current exchange rates. Revenue and expense accounts were translated into United States dollars at average rates of exchange prevailing during the periods. Adjustments resulting from translating foreign functional currency financial statements into United States dollars were recorded directly to a separate component of shareholders’ equity.
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
     Restricted Cash
     Cash owned by TRM Inventory Funding Trust and held in our United States ATM network is considered to be restricted cash because the cash is only available for use in our ATM network and is not otherwise available for our use. However, as described in Note 3, because of a potential default under the Loan and Servicing Agreement, the Trust’s debt is classified as a current liability and the Trust’s cash is classified as a current asset in our consolidated balance sheet.
     We have $3.1 million cash held by a bank as collateral for our letter of credit as of December 31, 2007 that is also classified as restricted cash on our balance sheet.
     Revenue Recognition, Discounts and Accounts Receivable
     A portion or all, depending upon the arrangement with the retail business, of each ATM surcharge is paid to the retail business. We receive daily reports of ATM transactions electronically from our ATM network processors. On a monthly basis, the ATM transaction data is used to calculate the retailer’s applicable discount, which is generally dependent upon transaction volumes, and we generally remit the discount directly to the retailer’s bank account through electronic funds transfer. We recognize ATM revenue based on the actual monthly transactions reported by the ATM processing network. Total sales activity and discount amounts are reported separately in the consolidated statements of operations to arrive at net sales.
     Accounts receivable are shown net of allowance for doubtful accounts of $468,000 and $354,000 at December 31, 2006 and 2007, respectively.

     Inventories
     During 2007 we began outsourcing our ATM maintenance and no longer use our parts inventory. Accordingly, we have written that inventory down to its estimated net realizable value.
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
     Equipment
     Equipment is recorded at cost plus amounts required to place equipment in service. Depreciation begins when the asset is placed in service. ATMs, furniture and fixtures and computer equipment are generally depreciated using the straight-line method over the estimated remaining useful lives of the related assets. Estimated useful lives are as follows:

ATMs	3-10 years
Oracle ERP system	7 years
Computer equipment	2-5 years
Furniture and fixtures	5-7 years
     Goodwill
     As of December 31, 2007, we have goodwill with a carrying amount of $16.7 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. An impairment loss is recognized for the difference between the carrying value of the goodwill and its computed fair value.
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

     Stock-Based Compensation
     Prior to 2006 we applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for stock-based compensation plans. Accordingly, we recognized no compensation expense for our stock-based compensation plans in the accompanying consolidated statements of operations for 2005.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using APB No. 25, and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R became effective for our first quarter beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that had not vested by the adoption date. We adopted SFAS 123R effective January 1, 2006 on a prospective basis using the modified prospective transition method. SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest. We have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Because the majority of our previously granted stock options had vested prior to the end of 2005 and only 65,000 options were issued during 2006, the effect of adopting SFAS 123R on our results of operations, loss per share and cash flow for 2006 was not material.
     The following table illustrates the effect on net income (loss) and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” during 2005 (in thousands, except per share data):

2005
Net loss, as reported	$(8,871)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,484)

Pro forma net loss	$(10,355)

Basic and diluted net loss per share:
As reported	$(.62)
Pro forma	(.72)
     Net Income (Loss) Per Share
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if convertible preferred shares outstanding at the beginning of each year were converted at those dates with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. All outstanding options, warrants and outstanding shares of preferred stock were excluded from the calculation of diluted earnings per share for 2005, 2006 and 2007 because their inclusion would have been antidilutive.
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
     New Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for us beginning in 2007. Our adoption of FIN 48 did not have a material impact on our results of operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective for us beginning in 2008. We are currently evaluating the impact, if any, this statement will have on our financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for us beginning in 2009. We are currently evaluating the impact, if any, this statement will have on our financial statements.
     Financial Statement Reclassifications
     Certain financial statement reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no impact on total assets, total liabilities, shareholders’ equity or net loss. As discussed in Note 11 we have reclassified the results of operations of our Canadian photocopier operations to discontinued operations for all periods presented.
2. Equipment
     Equipment (in thousands):

	December 31,
	2006	2007
ATMs	$11,267	$7,764
Computer equipment	7,116	5,200
Furniture and fixtures	1,307	1,150
Photocopy equipment	6,771	—

	26,461	14,114
Accumulated depreciation and amortization	(14,815)	(9,892)

	$11,646	$4,222

Depreciation of equipment included in continuing operations for 2005, 2006 and 2007 was $2,412,000, $2,768,000, and $2,016,000, respectively. See Note 14 regarding impairment of equipment in our former United States and Canadian photocopier operations.
3. Vault Cash
     On March 14, 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as

Administrator. By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created. Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $15,000 as of December 31, 2007), and with Autobahn Funding Company LLC (“Lender” and equity investor in the amount of $1,485,000 as of December 31, 2007), rather than with Servicer, which merely serves as an administrator and servicer of the Trust. Autobahn Funding Company LLC is related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (“DZ Bank”) and is independent of the Servicer and us. The purpose of the Trust is to provide cash to be placed in our United States ATM machines (“vault cash”), by accessing commercial paper markets.
     The Trust borrows from and makes repayments to the Lender and makes other payments pursuant to a Loan and Servicing Agreement, and engages the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement. Borrowings from the Lender are collateralized by the assets of the Trust, principally the vault cash. The Lender issues asset-backed commercial paper notes to fund the loans to the Trust. Interest on the Trust’s borrowings from the Lender, which are evidenced by a note, is at a rate equal to 1.35% plus the interest rate of the commercial paper notes that the Lender issues to fund the loans to the Trust. The Trust also pays to the Lender an amount equal to the Lender’s equity investment in the Trust times 1.35% plus the yield rate of the commercial paper notes outstanding. The Loan and Servicing Agreement contains covenants applicable to us, including a minimum tangible net worth requirement. We entered into an amendment to that agreement in November 2007, which reset the minimum net worth covenant to $12 million. In January 2007 we entered into an amendment which, among other changes, extended the facility for five years and reduced the facility size to $100 million. A liquidity agreement with DZ Bank ensures that the Trust continues to have funds available for the term of the agreement.
     When the vault cash is placed in the ATM, the Trust has a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at the ATMs. The cash at all times remains the property of the Trust, and the Trust is ultimately obligated to repay the Lender. We maintain letters of credit totaling $3.1 million at December 31, 2007 to guarantee the performance of the Servicer. Subcontractors maintain insurance on behalf of the Trust to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM machines and to the vault or bank storage facilities.
     Because we are the primary beneficiary of the Trust, the accounts of the Trust have been included in our consolidated financial statements. The Trust’s vault cash, amounting to $61.8 million at December 31, 2007 ($73.7 million at December 31, 2006) is reported as restricted cash in the accompanying consolidated balance sheet, and the balance of the Trust’s note payable to the Lender, which totaled $58.5 million at December 31, 2007 ($71.7 million at December 31, 2006), is reported as a liability. The Loan and Servicing Agreement matures in 2012. However, as discussed further in Notes 1 and 6, we are uncertain whether we can comply with all of the terms of our primary financing agreement. Since the lender has asserted that there are cross-default provisions in TRM Inventory Funding Trust’s Loan and Servicing Agreement, if we fail to comply with the terms of our financing agreement we may be in default of the provisions of the Loan and Servicing Agreement as well. We have also violated certain exclusivity provisions in the Loan and Servicing Agreement, and the lender may be able to demand payment. Therefore, the Trust’s debt is classified as a current liability and the vault cash is classified as a current asset.
     The expenses of the Trust, which are primarily interest and fees related to the Trust’s borrowings and bank charges, were $5,830,000 in 2005, $6,711,000 in 2006 and $5,670,000 in 2007 and are included in cost of sales in our consolidated statements of operations.
     The Lender issues commercial paper notes with maturities of not more than 270 days. The outstanding commercial paper on December 31, 2007 matured January 2, 2008. Interest rates on the outstanding commercial paper notes ranged from 2.3% to 4.4% during 2005, 4.3% to 5.4% during 2006 and 5.1% to 6.7% during 2007.
     Selected information on the Trust’s borrowings for the years ended December 31, 2005, 2006 and 2007 is as follows:

	2005	2006	2007
Maximum amount outstanding at any month end	$100.0 million	$89.5 million	$72.5 million
Average outstanding during the year	$83.8 million	$79.3 million	$64.7 million
Weighted average interest rate at year end	6.09%	7.14%	7.40%
Weighted average interest rate during the year	5.10%	6.81%	6.98%

     In March 2008, we notified our current vault cash provider that we intend to terminate our current vault cash arrangement sometime during the second quarter of 2008. We have made arrangements with another provider of vault cash that we believe will provide vault cash for us at a lower cost. We do not anticipate that this change in vault cash providers will cause any significant interruption in our business. However, we have only used the new vault cash provider for a small test sample of our ATMs. Further, use of another vault cash provider’s cash in a test sample of our ATMs is a violation of our current agreement. Although we expect our current provider to cooperate in our transition to a new provider, they could declare us to be in default of TRM Inventory Funding Trust’s Loan and Servicing Agreement and demand repayment of our vault cash liability before we have finalized arrangements to replace that cash in our ATMs. If we terminate our current vault cash arrangement prior to its maturity in 2012 and repay the Trust’s borrowings, we will owe a prepayment fee of $750,000. We have accrued the prepayment fee and included it in our 2007 loss on early extinguishment of debt as of the end of the fourth quarter of 2007 when we violated the exclusivity covenant of the Loan and Servicing Agreement and the lender could demand early repayment.
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
4. Goodwill and Intangible Assets
     Goodwill:
     Activity in our goodwill accounts by segment was as follows (in thousands):

		United		United
		States	Canada	Kingdom
	ATM	ATM	ATM	ATM	Total
Balance December 31, 2005	$118,875				$118,875
Effect of exchange rate changes	834				834
Reallocation of goodwill (see Note 13)	(119,709)	$37,140	$9,513	$73,056	—
Impairment (see Note 14)		(20,392)	(5,835)	(17,516)	(43,743)
Effect of exchange rate changes			(309)	97	(212)
Reclassification to assets held for sale (see Note 11)			(3,369)	(55,637)	(59,006)

Balance December 31, 2006 and 2007	$—	$16,748	$—	$—	$16,748

     Intangible assets (in thousands):

	December 31, 2006			December 31, 2007
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Subject to amortization:
Acquired contracts	$1,093	$(696)	$397	$479	$(205)	$274
Other	1,579	(1,465)	114	1,853	(1,616)	237

	2,672	(2,161)	511	2,332	(1,821)	511
Not subject to amortization	74	—	74	74	—	74

	$2,746	$(2,161)	$585	$2,406	$(1,821)	$585

     Amortization of intangible and other assets, which is included in selling, general and administrative expense in continuing operations, was $6,504,000, $4,322,000 and $525,000 for 2005, 2006 and 2007, respectively. Estimated amortization expense for the next five years for intangible and other assets held at December 31, 2007 is: 2008 — $471,000; 2009 — $299,000; 2010 — $297,000; 2011 — $88,000, and 2012 — $46,000.

5. Accrued Expenses (in thousands)

	December 31,
	2006	2007
Settlement agreement — Notemachine (Note 6)	$—	$2,292
Settlement agreement — eFunds (Note 12)	—	2,500
Accrued prepayment fee (Note 3)	—	750
Accrued payroll expenses	1,613	168
Interest payable	883	5
ATM maintenance and other expenses	973	588
Other accrued expenses	5,275	3,626

	$8,744	$9,929

6. Term Loans, Line of Credit and Other Debt:
     Term loans and lines of credit (in thousands)

	December 31,	December 31,
	2006	2007
Term loans	$92,808	$2,051
Line of credit	6,510	—

Total	$99,318	$2,051

     The weighted average interest rate on the term loans as of December 31, 2006 was 13.52%, and the interest rate on borrowings under the line of credit was 14.25%. As of December 31, 2007, the interest rate on the term loan was 16.87%.
     In June 2006, we established a credit facility which we used to refinance our then-existing term loan and lines of credit. In connection with the repayment of our term loan and lines of credit, we recorded a loss on early extinguishment of debt of $3.5 million of which $372,000 is included in discontinued operations. This loss resulted from writing off costs of $2.6 million we had deferred in conjunction with that debt and payment of a prepayment penalty of $860,000 to our former lenders. The new facility consisted of three related agreements:
•	a $45.5 million credit agreement (the “First Lien Credit Agreement”) with GSO Origination Funding Partners LP (the “GSO Fund”), certain other lenders and Wells Fargo Foothill, Inc., serving as administrative agent, revolving lender, swing line lender and letter of credit issuer (“WFF”);

•	a $40 million second lien loan agreement with the GSO Fund, certain other lenders and WFF (the “Second Loan Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”); and

•	a £12.9 million (approximately $25.5 million based on exchange rates as of December 31, 2006) facility agreement between our wholly-owned subsidiary, TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL (“GSO Lux”) as the original lender, facility agent and security agent (the “UK Facility Agreement”).
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
     As of September 30, 2006, our financial performance caused us to not be in compliance with three of the covenants in the Credit Agreements and the UK Facility Agreement: the minimum amount of consolidated EBITDA (annualized), the consolidated leverage ratio and the consolidated fixed charge coverage ratio. Our lenders had the right to seek to accelerate the loan under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rates on our loans were increased. The increased interest cost was deferred and added to principal. In addition, the maturity dates of the loans were changed so that a total of $69.9 million was due on or before February 28, 2007. The financial covenants were modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non-cash expenses (“adjusted EBITDA”), adjusted monthly, and to limit capital expenditures. We did not comply with the adjusted EBITDA covenant for the months of December 2006 through October 2007. However, our lenders have granted waivers of our violation of the adjusted EBITDA covenant for those months. The terms of the Second Loan Agreement require that we maintain our common stock’s listing on the NASDAQ Global Market. We received a notice from NASDAQ that our common stock would be suspended from trading on the NASDAQ Global Market as of the opening of business on March 28, 2008 and would be subsequently delisted as a result of our failure to comply with NASDAQ’s Minimum Bid Price Rule unless we request an appeal of the staff’s determination. We have requested a hearing to appeal the staff’s determination.
     We also granted warrants to the holders of Term Loan B to purchase 3.1 million shares of our common stock at a price equal to a 5% premium above the weighted average price of our common stock for the seven trading days following November 20, 2006. Based on that formula, the exercise price of the warrants was set at $1.3638 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007. However, we were unable to file the registration statement by May 18, 2007 because we filed our Annual Report on Form 10-K for 2006 and our Quarterly Report on Form 10-Q for the first quarter of 2007 late. We expected to enter into further agreements requiring registration of our securities, and did so in February 2008. As soon as reasonably possible, we plan to file a registration statement covering the shares issuable upon exercise of the November 2006 warrants, shares issuable upon exercise of a warrant issued in February 2008 to LC Capital Master Fund, Ltd. and any other securities that we issue in the near future that require registration. Under the terms of the registration rights agreement, the warrant holders can seek damages due to our inability to file the registration statement. We have not received any demands from the warrant holders to file the registration statement as of the date of this report; we plan to file the registration statement as soon as reasonably practicable. Because the present value of the cash flows under the terms of the revised debt instruments were less than 10% different than the present value of the remaining cash flows under the terms of the original instruments, we accounted for the restructuring of our loans as a modification of the previously outstanding debt. Accordingly, we charged to expense the legal fees we incurred and recorded the fair value of the warrants and loan fees as deferred financing costs.
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

     As discussed further in Note 11, during the first six months of 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy business and used $98.6 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners and other lenders. These payments repaid all of our liability under the First Lien Credit Agreement, the UK Facility Agreement and Term Loan A and most of Term Loan B. Following these payments, as of December 31, 2007, the only remaining balance under our term loans and line of credit was $2.1 million on our Term Loan B which is due in June 2012.
     The borrowings pursuant to Term Loan B are collateralized by substantially all of our assets and the assets of our subsidiaries, and by a pledge of the stock of our United States subsidiaries and 65% of the stock of our foreign subsidiaries.
     Because we are uncertain whether we can comply with all of the terms of the restructured loan, the entire balance of the loan has been classified as a current liability on our balance sheet.
     Vault Cash Agreement
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
     Settlement Agreement
     In November 2007, we entered into a settlement agreement with Notemachine Limited, relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007. Pursuant to the settlement agreement, we agreed to repay £3,250,000 ($6.4 million using exchange rates as of December 31, 2007) in full and final settlement of claims by Notemachine relating to the sale. Payment terms under the settlement agreement were: £571,000 upon signing, £33,000 (interest only) in December 2007, £625,000 in January 2008, and 36 monthly payments of £71,212, including interest at 15% per annum, commencing February 1, 2008. The settlement agreement requires us to pay the remaining outstanding balance to Notemachine from the proceeds of any debt or equity financing, to the extent that proceeds are available following payment of any debt with prior or superior liens, including Term Loan B.
     We paid the November and December 2007 payments as scheduled, but paid only £250,000 in January. The remainder of the payment scheduled in January 2008 was paid in February 2008 with proceeds from the bridge loan described in the following paragraphs.
     Bridge Loan
     In February 2008, we entered into a Securities Purchase Agreement with LC Capital Master Fund, Ltd., as lender and Lampe Conway & Co., LLC, as administrative agent, pursuant to which we borrowed $1 million. £380,000 from the proceeds of the loan was used to pay the remainder of the January 2008 payment due to Notemachine, together with interest on the unpaid balance. The loan bears interest equal to adjusted LIBOR (as defined in the Securities Purchase Agreement) plus (i) 5% for each interest period for which we pay interest in cash or (ii) 15% for each interest period for which we do not pay interest in cash. The Securities Purchase Agreement does not allow us to pay interest in cash until our Term Loan B has been paid in full. The loan matures on the earliest of December 6, 2012 or immediately following our repayment of Term Loan B.
     In connection with the Securities Purchase Agreement, we granted a warrant to LC Capital Master Fund, Ltd., to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits. The warrants are exercisable at any time and expire on February 8, 2015. We have agreed to register the shares subject to the warrants.

7. Income Taxes
     The components of income tax expense (benefit) are as follows (in thousands):

	2005	2006	2007
Current:
Federal	$—	$—	$—
State	74	59	138
Foreign	11	21	—

Deferred:
Federal	(2,544)	(4,248)	—
State	(274)	(163)	—
Foreign	(2,169)	(286)	—

	$(4,902)	$(4,617)	$138

     Income tax expense (benefit) has been allocated as follows (in thousands):

	2005	2006	2007
Continuing operations	$(4,361)	$(5,194)	$—
Discontinued operations	(541)	577	138

	$(4,902)	$(4,617)	$138

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,
	2006	2007
Current:
Accrued liabilities	$(93)	$202
Accounts receivable allowance	171	137
Unrealized exchange gains	47	—
Valuation allowance	(125)	(339)

	$—	$—

Noncurrent:
Net operating losses	$17,619	$20,499
Losses of foreign subsidiaries	2,288	—
Capital loss carryforward	525	—
Accrued intercompany interest	—	—
Depreciation and amortization:
Equipment	(1,519)	(1,005)
Goodwill	7,862	24,152
Intangible assets	10,735	10,275
Other	14	16
Valuation allowance	(37,524)	(53,937)

	$—	$—

     We have established a valuation allowance to reduce our deferred tax assets to the amount that we believe we will realize. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, during 2006 we determined that we may not realize all or part of our net deferred tax assets in the future, and, accordingly, we have recorded a full valuation allowance against our net deferred tax assets. If we determine that we will realize deferred tax assets in the future, we will increase income in the period in which we make the determination.

     The effective tax rate for income (loss) from continuing operations differs from the federal statutory tax rate as follows:

	2005	2006	2007
Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.5	7.4	—
Tax rate differential on foreign earnings	.9	(.2)	—
Losses of foreign subsidiaries	—	4.5	—
Nondeductible expenses	(5.6)	(3.1)	—
Deferred tax asset valuation allowance	.2	(32.2)	(34.0)
United Kingdom interest settlement	8.8	—	—
Other	(.2)	(1.6)	—

	42.6%	8.8%	—%

     Non-deductible expenses primarily consist of differences between expense for stock-based compensation and the deduction for stock-based compensation for United States tax purposes, 50% of meals and entertainment that are not deductible for United States tax purposes and certain intercompany interest amounts.
     As of December 31, 2007, we have net operating loss carryforwards of approximately $39 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2027. The tax benefit of net operating losses of approximately $145,000, relating to the benefit of options exercised, when and if realized, will be credited directly to common stock. Utilization of our United States net operating loss carryforwards may be subject to certain limitations in the event of a change in control of the Company. Our United States federal income tax returns for the years 2004-2007 are subject to examination and adjustment by the Internal Revenue Service.
     As of December 31, 2007, our Canadian subsidiary has net operating loss carryforwards of approximately $15 million available to offset future taxable income in Canada which expire in the years 2009 through 2017. However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.
8. Shareholders’ Equity
     Preferred Stock
     On June 24, 1998, we issued and sold 1,777,778 Series A Preferred Shares and warrants to purchase 500,000 shares of common stock for net proceeds of approximately $19.8 million. Warrants to purchase 54,000 shares were exercised in 2005, and the remaining warrants expired unexercised.
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
     Repurchase of Common Stock
     In the fourth quarter of 2005 we announced that our Board of Directors had authorized the repurchase of shares of our common stock for up to $20.0 million. No shares were repurchased in 2006 or 2007. Any such repurchases would require approval from our lenders.
     Issuance of Common Stock
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

     Common Stock Warrants
     On November 20, 2006, we granted to the holders of our Term B loan warrants to purchase 3,072,074 shares of common stock at $1.3638 per share. These warrants expire in November 2013 (see Note 6).
     In February 2008, we granted a lender a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share. This warrant expires on February 8, 2015 (see Note 6).
     Common Stock Options and Restricted Stock Grants
     Non-cash stock compensation expense for 2006 and 2007 is included primarily in selling, general and administrative expense and includes amortization of stock options granted during 2006 and 2007 and previously unvested stock option grants and amortization of restricted shares of common stock granted to our directors and certain executive officers. During 2006 we accelerated the vesting of certain options granted to our former President and Chief Executive Officer and our former Executive Vice President. We recorded non-cash compensation expense of $685,000 in connection with these modifications during 2006.
     Non-cash compensation expense (in thousands):

	2006	2007
Modification of options previously granted	$685	$—
Amortization of:
Option grants	115	(2)
Restricted shares	339	510

	$1,139	$508

     We have reserved 3,700,000 shares of common stock for issuance under our stock incentive plans. Under our plans we are authorized to issue incentive and nonqualified stock options and restricted shares of common stock. All options terminate no more than ten years from the date of grant and vest over various schedules ranging up to five years. We issue new shares upon exercise of options.
     A summary of stock option activity during 2006 and 2007 follows:

	Shares	Weighted
	under	average
	option	exercise price
Outstanding January 1, 2006	1,457,015	$5.94
Options granted	65,000	3.09
Options exercised	(306,890)	1.97
Options forfeited	(557,000)	7.27

Outstanding December 31, 2006	658,125	6.39
Options granted	30,000	.98
Options exercised	(20,375)	1.59
Options forfeited	(391,125)	7.48

Outstanding December 31, 2007	276,625	4.62

     During the year ended December 31, 2006, options to purchase 306,890 common shares at prices from $1.15 to $6.50 were exercised, including options to purchase 285,140 shares that were exercised on a cashless basis as allowed under the Company’s Omnibus Stock Option Plan. As a result of the exercise of options during 2006, we issued 234,832 common shares. During the year ended December 31, 2007, options to purchase 20,375 common shares at prices from $1.15 to $1.80 were exercised, including options to purchase 4,375 shares that were exercised on a cashless basis. As a result of the exercise of options during 2007, we issued 17,718 common shares.
     As of December 31, 2007, options to acquire 213,292 shares at a weighted average exercise price of $5.51 per share were exercisable. As of December 31, 2007, there was approximately $1.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under our stock award plans that are expected to vest. We expect to recognize that cost over a weighted average period of 1.9 years.
     We did not grant any options during 2005. The weighted-average per share grant date fair value of options granted during 2006 and 2007 was $2.43 and $.89, respectively. The total intrinsic value of options exercised during 2005, 2006 and 2007 was $1.7 million, $1.6 million and $30,000, respectively.

     Options outstanding that were fully vested or expected to vest as of December 31, 2007:

Number of shares under option	276,625
Weighted average exercise price	$4.62
Aggregate intrinsic value	0
Weighted average remaining contractual term	3.3	years
Range of exercise prices	$.98 - $13.99
     For purposes of the pro forma calculations for 2005 in the table set forth in Note 1 and to determine the amount of compensation expense beginning in 2006, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The weighted average fair value of options granted during 2006 and 2007 as calculated by the Black-Scholes model, and the assumptions used are shown in the following table. No options were granted in 2005.

	2006	2007
Dividend yield	—	—
Expected volatility (based on historical data)	121.53% - 126.53%	128.61%
Risk-free interest rate	4.40% - 4.65%	4.08%
Expected life	3 - 5 years	6 years
     We have issued shares of restricted stock to our directors and certain officers. The restricted shares vest annually over periods of three to four years. A summary of restricted stock activity during 2006 and 2007 follows:

	Shares	Weighted average grant-date fair value
Unvested shares January 1, 2006	27,000	$13.97
Restricted shares granted	273,000	5.98
Restricted shares vested	(19,950)	8.04
Restricted shares forfeited	(22,010)	11.40

Unvested shares December 31, 2006	258,040	6.20
Restricted shares granted	500,000	1.55
Restricted shares vested	(69,637)	6.07
Restricted shares forfeited	(2,010)	13.97

Unvested shares December 31, 2007	686,393	2.80

     The total fair value of restricted shares vested during 2006 and 2007 was $30,000 and $148,000, respectively.
9. Profit Sharing Retirement Plan
     We have a profit sharing retirement plan for eligible employees. The plan has profit sharing and 401(k) components. Our contribution under the profit sharing portion of the plan is discretionary. Under the 401(k) part of the plan, each employee may contribute, on a pre-tax basis, up to the maximum allowed under the Internal Revenue Code.
     No amounts were accrued or paid for profit sharing for 2005, 2006 and 2007. We paid matching contributions of $120,000, $129,000 and $65,000 to our defined contribution plans for the years ended December 31, 2005, 2006, and 2007, respectively.
10. Commitments and Contingent Liabilities
     We have operating leases, primarily for office and warehouse space, with expiration dates through 2010. Minimum lease payments for our operating leases are: 2008 — $361,000; 2009 - $352,000; and 2010 — $105,000.
     Rental expense included in continuing operations for 2005, 2006 and 2007 was $552,000, $441,000, and $296,000, respectively.
     As of December 31, 2007, Wells Fargo Foothill Inc. had issued a letter of credit on our behalf in the amount of $3.1 million to secure our performance in connection with our vault cash agreement.

     We guaranteed certain equipment lease payments for TRM Copy Centres (UK) Ltd. when that company was our subsidiary. In June 2006 we sold all of the outstanding shares of that subsidiary to an unrelated third party. In October 2007 (the most recent date for which we have information from the lessor) the remaining balance payable under the leases we guarantee was £331,000 (approximately $655,000 using exchange rates as of December 31, 2007).
11. Discontinued Operations and Sales of Businesses
     During 2006 and 2007 we sold all of our photocopy operations and all of our ATM operations outside the United States. As a result, the operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses are shown as discontinued operations in the accompanying statements of operations for all periods presented.
     In June 2006 we sold all of the outstanding shares of our United Kingdom photocopier subsidiary for £2.32 million (approximately $4.3 million using exchange rates as of the date of sale). We recorded a gain on the sale of $1.9 million, including recognition in income of foreign currency translation adjustments of $1.5 million that had previously been recorded in other comprehensive income.
     Effective January 1, 2007, we sold substantially all of the assets of our Canadian ATM business for approximately Canadian $13.0 million (U.S. $11.1 million using exchange rates as of January 12, 2007). We have recorded a gain on the sale of $2.3 million.
     Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £43.2 million (approximately $84.7 million using exchange rates as of January 24, 2007), subject to certain adjustments. In November 2007 we entered into a settlement agreement pursuant to which we agreed to repay £3,250,000 as a final settlement of all claims under the sale and purchase agreement. In December 2007 we paid £571,000 of this liability. Payment terms for the remaining £2.7 million are described in Note 6. After taking into account the settlement agreement, we have recorded a gain on the sale of $4.8 million.
     On January 29, 2007, we sold substantially all of the assets of our United States photocopy business for approximately $8.8 million. We have recorded a gain on the sale of approximately $65,000.
     On June 19, 2007, we sold substantially all of the assets of our Canadian photocopy business for approximately Canadian $615,000 (approximately U.S. $582,000 using exchange rates as of June 19, 2007) in cash and assumption of liabilities, plus 50% of the cash flows from the operation of the business for seven years. We recorded a gain on the sale of approximately $2.7 million, substantially all due to recognition of currency exchange gains previously recorded in other comprehensive income.
     In connection with these sales, we made various representations and warranties and/or provided indemnities. The purchasers may make (and, in the case of the sale of United Kingdom ATM subsidiary, have made) claims against us relating to the representations, warranties or indemnities. Other than the purchaser of our former United Kingdom ATM subsidiary referred to above, none of the purchasers are pursuing claims against us.
     The aggregate of the sales prices for the businesses we sold in the first six months of 2007 was approximately $105 million, before selling costs. We used $98.6 million of the net cash proceeds of $102.4 million to make principal and interest payments on our debt. The balance was used to fund escrow deposits and deposits with our bank to collateralize outstanding letters of credit. As of December 31, 2007, $3.1 million was held by our bank as collateral for outstanding letters of credit, and is reported as restricted cash on our balance sheet.
     Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.
     Net revenues of discontinued operations through the dates of sale (in thousands):

	2005	2006	2007
Canada photocopy	$3,604	$3,405	$1,102
United Kingdom photocopy	4,250	1,646	—
United States photocopy	26,345	22,390	1,368
Canada ATM	8,807	7,148	—
United Kingdom ATM	32,475	32,300	1,653
Germany ATM	—	146	130

	$75,481	$67,035	$4,253

     Pretax income (loss) from discontinued operations through the dates of sale (in thousands):

	2005	2006			2007
			Gain
			on			Gain on
	Operations	Operations	sale	Total	Operations	sale	Total
Canada photocopy	$(360)	$(2,944)	$—	$(2,944)	$(2,975)	$2,664	$(311)
United Kingdom photocopy	(909)	(788)	1,900	1,112	—	—	—
United States photocopy	5,269	(16,481)	—	(16,481)	386	65	451
Canada ATM	(100)	(7,430)	—	(7,430)	(113)	2,242	2,129
United Kingdom ATM	(6,986)	(39,141)	—	(39,141)	(1,617)	4,840	3,223
Germany ATM	(454)	(1,064)	—	(1,064)	(55)	—	(55)

	$(3,540)	$(67,848)	$1,900	$(65,948)	$(4,374)	$9,811	$5,437

     Subsequent to the sales of our United States photocopy and Canadian photocopy and ATM businesses, we have resolved certain contingencies associated with those sales. In connection with the resolution of those contingencies and our settlement of claims by the purchaser of our United Kingdom ATM business, we recorded additional losses on the sales of discontinued operations of $221,000 in the second quarter of 2007, $1.6 million in the third quarter of 2007 and $213,000 in the fourth quarter of 2007.
     A charge of $2.7 million is included in discontinued operations for 2007 to write down the carrying amount of the assets of the Canadian photocopy business to their estimated fair value less cost to sell.
     Substantially all of the assets and liabilities of our United States photocopy business and our ATM businesses in Canada, the United Kingdom and Germany, which were sold in January 2007, are presented in the accompanying balance sheet as of December 31, 2006, as held for sale. The carrying amounts of assets reported as held for sale and related liabilities as of December 31, 2006 were as follows (in thousands):

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

12. Concentrations and Related Party Transactions
     We have purchased most of our ATMs from two suppliers, NCR Corporation and Triton Systems. In addition, NCR Corporation provides maintenance services for our company-owned installed ATMs. In 2005 we purchased equipment, parts and services from NCR Corporation in the amount of $4.8 million and from Triton Systems in the amount of $5.0 million. In 2006 we purchased equipment, parts and services from NCR Corporation aggregating $2.7 million and from Triton Systems aggregating $5.5 million. In 2007 we purchased equipment, parts and services from NCR Corporation aggregating approximately $1.6 million and from Triton Systems aggregating approximately $1.2 million. At December 31, 2007 we had $273,000 in accounts payable to NCR Corporation ($325,000 at December 31, 2006). At December 31, 2007 we had $268,000 in accounts payable to Triton Systems ($2.3 million at December 31, 2006).
     In connection with the acquisition of the eFunds ATM business, we entered into a Master Services Agreement with eFunds, (the “MSA”). The MSA had an initial term of five years. In December 2007, we entered into an agreement in principle with eFunds to terminate the MSA except for processing services, effective March 31, 2008. We incurred fees for services provided by eFunds of $6.4 million in 2005, $5.7 million in 2006 and $3.2 million in 2007. At December 31, 2007, we owed eFunds $3.3 million ($2.4 million at December 31, 2006). The December 31, 2007 balance owing to eFunds includes $2.5 million pursuant to the agreement to terminate the MSA (see Note 5). The $2.5 million payment is due upon execution of a mutually agreeable settlement and release agreement.
13. Segment Reporting
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

United States ATM	$ 37,140
Canada ATM	9,513
United Kingdom ATM	73,056
     We reallocated the goodwill based on the estimated relative fair values of the segments. See Note 14 regarding impairment of goodwill.
     As of September 30, 2006 we had the following six segments: Automated Teller Machine (“ATM”) operations in the United

States, Canada, the United Kingdom and Germany; and photocopy operations in the United States and Canada. The ATM segments owned and/or operated ATMs, sold ATM machines, and serviced equipment for others. The photocopy segments owned and maintained self-service photocopiers in retail establishments.
     In June 2006 we sold our United Kingdom photocopier subsidiary. In January 2007 we sold our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany, and we sold substantially all of the assets of our United States photocopier and Canadian ATM businesses. In June 2007 we sold substantially all of the assets of our Canadian photocopy business. As a result of these sales, we have presented the results of operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses as discontinued operations for all periods presented in the accompanying statements of operations, and have excluded those operations from the segment information in this footnote. General corporate overhead previously charged to the discontinued operations has been reallocated to our remaining segment.
     As a result of the foregoing sales, we now have only one operating segment — ATM operations in the United States. Our United States ATM business owns and/or operates ATM machines, sells ATM machines and services equipment for others.
     Substantially all of our revenues from continuing operations for 2005, 2006 and 2007 were derived from sales to customers in the United States. As of December 31, 2007, substantially all of our assets were located in the United States.
     All revenues are attributed to external customers. One ATM customer accounted for 16%, 20% and 25% of our net sales from continuing operations in 2005, 2006 and 2007, respectively. A second ATM customer accounted for 8%, 9% and 11% of our net sales from continuing operations in 2005, 2006 and 2007, respectively.
     Information about our assets by segment and geographic location as of December 31, 2005 and 2006 follows (in thousands):

	December 31,
	2005	2006
Total assets:
United States ATM	$228,683	$114,329
Canada photocopy	6,279	4,318
Other segments (primarily classified as assets held for sale in 2006)	106,820	107,797

	$341,782	$226,444

Goodwill:
United States ATM	$101,363	$16,748
Other segments (classified as assets held for sale in 2006)	17,512	59,006

	$118,875	$75,754

Long-lived assets:
United States ATM	$11,969	$9,287
Canada photocopy	5,841	2,493
Other segments (primarily classified as assets held for sale in 2006)	53,899	32,716

	$71,709	$44,496

14. Impairment Charges
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

•	Finite-lived intangible assets associated with the ATM businesses. Because of faster than anticipated attrition of customer contracts, operating losses and revised financial forecasts, we concluded that it was necessary to review the carrying value of the long-lived assets of our United States, Canadian and United Kingdom ATM segments. In that review, we determined that the future cash flows from those assets were not adequate to recover those assets, and we recorded impairment charges of $22.9 million in the United States, $272,000 in Canada and $7.7 million in the United Kingdom, based on comparisons of the carrying amounts of the assets to their estimated fair values. Our estimate of the fair value of the United States assets was based on the discounted values of estimated future cash flows over a seven-year period using an 11% discount rate. Our estimates of the fair value of the Canadian and United Kingdom assets were based on the estimated selling prices of those ATM segments.

•	Photocopy equipment in the United States and Canada. Because of operating losses in our United States and Canadian photocopy segments and revised financial forecasts, we concluded that it was necessary to review the carrying value of those segments’ long-lived assets, which consist almost entirely of photocopy equipment. As a result, we determined that future cash flows from the photocopy segments were not adequate to recover the carrying value of that equipment, and we recorded impairment charges of $18.7 million in the United States and $2.7 million in Canada based on a comparison of the carrying amounts of these assets to their estimated fair values. Our estimates of the fair values of the asset groups were based on the estimated selling price of the United States photocopy segment and the discounted value of estimated future cash flows over a ten-year period using an 11% discount rate for the Canadian photocopy segment.
15. Litigation and Potential Claims
     We are a defendant in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.
     As described in Note 11, in 2006 and 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy businesses in the United Kingdom, United States and Canada in five separate transactions. In connection with these sales, we have made various representations and warranties and provided indemnities. The purchasers may make claims against us relating to the representations, warranties or indemnities, or provisions for adjustment of the sales prices, and those claims could be substantial. The purchaser of our United Kingdom and German ATM businesses asserted claims pursuant to the sales agreement, and in November 2007, we entered into a settlement agreement described further in Notes 6 and 11 pursuant to which we agreed to repay a portion of the purchase price.
     During the second quarter of 2005 we reached a final settlement agreement in the amount of $700,000 with our directors’ and officers’ liability insurer to obtain reimbursement of monies we spent to settle litigation among certain former directors and shareholders, parties related to those former directors and shareholders and ourselves. We received the settlement payment of $700,000 and included it in other expense (income), net during the second quarter of 2005.
16. Corporate Restructuring, Equipment Write-downs and Inventory Write-down
     In connection with the corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we have made significant staff reductions, including termination of all of our United States field service employees. We have also vacated leased warehouse and office space occupied by the terminated employees. During the first six months of 2007 we paid severance of $167,000 to terminated employees. During the first quarter of 2007 we vacated warehouse and office space in eleven United States locations. The vacated space was leased under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we expect to incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties.

     The costs for both severance payments and vacated leases are included in restructuring charges in our statement of operations for 2007.
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
17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006:
Sales	$29,517	$27,552	$26,414	$24,173
Net sales	12,531	10,108	9,712	9,729
Gross profit	6,858	4,795	3,819	3,136
Loss from continuing operations	(605)	(3,284)	(44,132)	(5,545)
Loss from discontinued operations	(894)	(1,213)	(54,723)	(9,695)
Net loss	(1,499)	(4,497)	(98,855)	(15,240)
Basic and diluted loss per share:
Continuing operations	(.04)	(.19)	(2.58)	(.32)
Discontinued operations	(.05)	(.07)	(3.20)	(.57)
Net loss	(.09)	(.26)	(5.78)	(.89)

2007:
Sales	$22,899	$23,546	$23,327	$20,614
Net sales	8,631	8,797	8,337	7,910
Gross profit	2,744	2,768	2,710	2,589
Loss from continuing operations	(7,731)	(1,933)	(3,265)	(797)
Income (loss) from discontinued operations	5,500	(280)	(1,624)	1,703
Net income (loss)	(2,231)	(2,213)	(4,889)	906
Basic and diluted income (loss) per share:
Continuing operations	(.45)	(.11)	(.19)	(.05)
Discontinued operations	.32	(.02)	(.09)	.10
Net income (loss)	(.13)	(.13)	(.28)	.05
     In the second quarter of 2006 we established a new credit facility which we used to refinance our existing term loan and lines of credit, incurring a $3.5 million loss on early extinguishment of debt of which $3.1 million is included in continuing operations. Also in the second quarter of 2006 we sold our United Kingdom photocopier subsidiary and recorded a gain on the sale of $2.2 million.
     As discussed in Note 14, during the third quarter of 2006 we recorded impairment charges of $96.1 million for the impairment of equipment, goodwill and finite-lived intangible assets, of which $43.3 million is included in continuing operations and $52.8 million is included in discontinued operations.
     The loss from discontinued operations for the fourth quarter of 2006 includes a charge of $1.7 million for estimated value added taxes.

     As discussed in Note 11, during the first quarter of 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy businesses. We recorded a net gain from these sales of $9.8 million in the first quarter of 2007. We used a substantial portion of the proceeds from the sale of these businesses to repay debt, resulting in a loss on early extinguishment of debt of $4.0 million in the first quarter of 2007. In the second quarter of 2007 we sold our Canadian photocopy business.
     As discussed in Note 16, we recorded restructuring charges of $963,000 in the first quarter of 2007, and we recorded equipment and inventory write-downs totaling $1.4 million in the third quarter of 2007.
     Subsequent to the sales of our United States photocopy and Canadian photocopy and ATM businesses, we have resolved certain contingencies associated with those sales. In connection with the resolution of those contingencies and our revised estimates and of the ultimate settlement of claims by the purchaser of our Untied Kingdom ATM business, we recorded additional losses on the sales of discontinued operations of $221,000 in the second quarter of 2007, $1.6 million in the third quarter of 2007, and $213,000 in the fourth quarter of 2007.
     A charge of $2.7 million is included in discontinued operations for the first quarter of 2007 to write down the carrying amount of the assets of our Canadian photocopy business to their estimated fair value less cost to sell.
     In the fourth quarter of 2007 we entered into an agreement with eFunds Corporation terminating our Master Services Agreement. In connection with the termination of that agreement we agreed to make a payment to eFunds that was approximately $2.0 million less than the liability we had recorded for services performed under the agreement. The $2.0 million was credited to expense in the fourth quarter of 2007.
     In the fourth quarter of 2007 we closed the bank accounts of our Canadian subsidiary and transferred the cash balances to a United States bank account, substantially liquidating the Canadian subsidiary. In connection with the substantial liquidation of that subsidiary we recognized in income from discontinued operations $2.7 million of currency exchange gains previously recorded in other comprehensive income.
     As discussed in Note 3, in the fourth quarter of 2007 we accrued a prepayment fee of $750,000 payable to the lender under TRM Inventory Funding Trust’s Loan and Servicing Agreement. The fee is included in our 2007 loss on early extinguishment of debt.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)—15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
Management’s Report on Internal Control Over Financial Reporting
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.
Remediation of Previously Disclosed 2006 Material Weaknesses
We have remediated the following material weaknesses first reported as of December 31, 2006:
     Ineffective controls over segment disclosures and impairment analysis of goodwill and long-lived assets. Effective beginning in the fourth quarter of 2006, each quarter our senior accounting management prepares a summary and analysis of changes in our operations, organization and financial reporting practices that might affect our operating segments or reporting units, including a conclusion on the appropriateness of the operating segments and reporting units we have identified. Because of business sales, we currently have only one operating segment. Further, whenever we conclude that any of our long-lived assets must be tested for recoverability, our senior accounting management prepares a summary of the significant assumptions and methods used in the resulting analysis. These summaries are reviewed by our Chief Financial Officer.
     Inadequate staffing in the United Kingdom. In January 2007 we sold all of our operations in the United Kingdom.
     Based on our testing of our enhanced procedures relating to segment disclosures and impairment analysis, and the sale of all of our operations except our United States ATM operations, our management has determined that, as of December 31, 2007, we have remediated the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the fourth quarter of 2007.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of shareholders to be filed not later than 120 days after December 31, 2007 and is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of shareholders to be filed not later than 120 days after December 31, 2007 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of shareholders to be filed not later than 120 days after December 31, 2007 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of shareholders to be filed not later than 120 days after December 31, 2007 and is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of shareholders to be filed not later than 120 days after December 31, 2007 and is incorporated herein by this reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
1. Financial Statements
2. Financial Statement Schedules:
II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits:
     (a) The exhibits listed below are filed as part of this report

Exhibit
Number

2.1	Share Purchase Agreement dated May 18, 2006 between TRM Copy Centers (USA) Corporation, and Digital 4 Convenience PLC, (incorporated herein by reference to Exhibit 2.1 of Form 10-K for the fiscal year ended December 31, 2006)

2.2	Asset Purchase Agreement dated December 14, 2006 between TRM (Canada) Corporation, EZEE ATM LP, and TRM Corporation (incorporated herein by reference to Exhibit 2.2 of Form 10-K for the fiscal year ended December 31, 2006)

2.3	Asset Purchase Agreement dated December 13, 2006, by and among Skyview Capital, LLC, TRM Copy Centers, LLC, TRM Corporation, and TRM Copy Centers (USA) Corporation (incorporated herein by reference to Exhibit 2.3 of Form 10-K for the fiscal year ended December 31, 2006)

2.4	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited (incorporated herein by reference to Exhibit 2.4 of Form 10-K for the fiscal year ended December 31, 2006)

2.5	Asset Purchase Agreement dated June 19, 2007 between TRM (Canada) Corporation and Multitech Services Inc. (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the period ended March 31, 2007)

3.1	(a) Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

(b) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

Exhibit
Number

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.4	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2006)

4.5	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on November 22, 2006)

4.6	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on November 22, 2006)

4.7	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on November 22, 2006)

4.8	Warrant to LC Master Fund, Ltd.

10.1	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003)

10.2	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)

10.3	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)

	b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

	c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.4	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.5	Form of Stock Option Agreements:

		a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

		b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

		c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

Exhibit
Number

10.6	Employment Agreements:

		a)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

		b)	Employment Agreement dated May 21, 2007, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.6(c) of Form 10-Q for the period ended March 31, 2007)

		c)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney

		d)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney

		e)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

		f)	Retainer Agreement dated May 31, 2007 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.6(b) of Form 10-Q for the period ended March 31, 2007)

		g)	Employment Agreement dated August 1, 2007 by and between TRM Corporation and Michael Dolan (incorporated herein by reference to Exhibit 10.6(a) of Form 10-Q for the period ended June 30, 2007)

		h)	Severance Agreement and Release of Claims dated September 17, 2007, by and between TRM Corporation and Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on September 19, 2007)

10.7	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)

	b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)

	c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corporation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)

10.8	a)	Loan and Servicing Agreement dated March 17, 2000 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

	b)	Third Amendment to Loan and Servicing Agreement dated as of April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

	c)	Fourth Amendment to Loan and Servicing Agreement dated as of July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

	d)	Fifth Amendment to Loan and Servicing Agreement dated as of April 23, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(d) of Form 10-K for the fiscal year ended December 31, 2006)

	e)	Sixth Amendment to Loan and Servicing Agreement dated as of May 28, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, (incorporated herein by reference to Exhibit 10.8(e) of Form 10-K for the fiscal year ended December 31, 2006)

	f)	Seventh Amendment to Loan and Servicing Agreement dated as of July 21, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

Exhibit
Number

(incorporated herein by reference to Exhibit 10.8(f) of Form 10-K for the fiscal year ended December 31, 2006)

	g)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

	h)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 (c) of Form 10-K for the fiscal year ended December 31, 2004)

	i)	Tenth Amendment to Loan and Servicing Agreement dated as of July 21, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 10.8(i) of Form 10-K for the fiscal year ended December 31, 2006)

	j)	Forbearance Agreement dated March 28, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2006)

	k)	Eleventh Amendment to Loan and Servicing Agreement dated as of June 1, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(k) of Form 10-K for the fiscal year ended December 31, 2006)

	l)	Twelfth Amendment to Loan and Servicing Agreement dated as of September 30, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2007)

	m)	Thirteenth Amendment to Loan and Servicing Agreement dated as of January 31, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(m) of Form 10-K for the fiscal year ended December 31, 2006)

	n)	Fourteenth Amendment to Loan and Servicing Agreement dated as of November 2, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended September 30, 2007)

	o)	Fifteenth Amendment to Loan and Servicing Agreement dated as of December 21, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

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

Exhibit
Number

(incorporated herein by reference to Exhibit 10.9 of Form 10-Q filed for the quarter ended June 30, 2006)

	c)	Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006 (incorporated herein by reference to Exhibit 10.10 of Form 10-Q filed for the quarter ended June 30, 2006)

	d)	First Amendment to Credit Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, as Borrowers, the subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent and as a Lender and GSO Origination Funding Partners, LP, as a Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 22, 2006)

	e)	Amended and Restated Second Lien Loan Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, GSO Origination Funding Partners LP, and the other lenders identified therein (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 22, 2006)

	f)	Supplemental Deed Amending a Facility Agreement dated November 2006, by and among TRM (ATM) Limited, GSO Luxembourg Onshore Funding SarL, Wells Fargo Foothill, Inc. and TRM Corporation (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 22, 2006)

	g)	Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)

10.11	a)	Securities Purchase Agreement dated February 8, 2008 by and among TRM Corporation, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC

	b)	Registration Rights Agreement dated February 8, 2008 between TRM Corporation and LC Capital Master Fund, Ltd.

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 31, 2008.

TRM CORPORATION
By:	/s/ Richard B. Stern
Richard B. Stern
President and Chief Executive Officer

POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 31, 2008 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Richard B. Stern Richard B. Stern	President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Dolan Michael J. Dolan	Chief Financial Officer (Principal Financial Officer)

/s/ Jon S. Pitcher Jon S. Pitcher	Principal Accounting Officer (Principal Accounting Officer)

/s/ Jeffrey F. Brotman	Director

Jeffrey F. Brotman

/s/ Nancy Alperin	Director

Nancy Alperin

/s/ Tony C. Banks	Director

Tony C. Banks

/s/ Ethan S. Buyon	Director

Ethan S. Buyon

/s/ Alan D. Schreiber	Director

Alan D. Schreiber

/s/ Harmon S. Spolan	Director

Harmon S. Spolan

/s/ John S White	Director

John S. White

EXHIBIT INDEX

Exhibit
Number

2.1	Share Purchase Agreement dated May 18, 2006 between TRM Copy Centers (USA) Corporation, and Digital 4 Convenience PLC, (incorporated herein by reference to Exhibit 2.1 of Form 10-K for the fiscal year ended December 31, 2006)

2.2	Asset Purchase Agreement dated December 14, 2006 between TRM (Canada) Corporation, EZEE ATM LP, and TRM Corporation (incorporated herein by reference to Exhibit 2.2 of Form 10-K for the fiscal year ended December 31, 2006)

2.3	Asset Purchase Agreement dated December 13, 2006, by and among Skyview Capital, LLC, TRM Copy Centers, LLC, TRM Corporation, and TRM Copy Centers (USA) Corporation (incorporated herein by reference to Exhibit 2.3 of Form 10-K for the fiscal year ended December 31, 2006)

2.4	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited (incorporated herein by reference to Exhibit 2.4 of Form 10-K for the fiscal year ended December 31, 2006)

2.5	Asset Purchase Agreement dated June 19, 2007 between TRM (Canada) Corporation and Multitech Services Inc. (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the period ended March 31, 2007)

3.1	(a) Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

(b) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.4	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2006)

4.5	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on November 22, 2006)

4.6	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on November 22, 2006)

4.7	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on November 22, 2006)

4.8	Warrant to LC Capital Master Fund, Ltd.

Exhibit
Number

10.1	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003)

10.2	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)

10.3	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)

	b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

	c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.4	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.5	Form of Stock Option Agreements:

		a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

		b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

		c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

10.6	Employment Agreements:

		a)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

		b)	Employment Agreement dated May 21, 2007, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.6(c) of Form 10-Q for the period ended March 31, 2007)

		c)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney

		d)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney

		e)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

		f)	Retainer Agreement dated May 31, 2007 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.6(b) of Form 10-Q for the period ended March 31, 2007)

		g)	Employment Agreement dated August 1, 2007 by and between TRM Corporation and Michael Dolan (incorporated herein by reference to Exhibit 10.6(a) of Form 10-Q for the period ended June 30, 2007)

Exhibit
Number

		h)	Severance Agreement and Release of Claims dated September 17, 2007, by and between TRM Corporation and Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on September 19, 2007)

10.7	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)

	b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)

	c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corporation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)

10.8	a)	Loan and Servicing Agreement dated March 17, 2000 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)

	b)	Third Amendment to Loan and Servicing Agreement dated as of April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

	c)	Fourth Amendment to Loan and Servicing Agreement dated as of July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

	d)	Fifth Amendment to Loan and Servicing Agreement dated as of April 23, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(d) of Form 10-K for the fiscal year ended December 31, 2006)

	e)	Sixth Amendment to Loan and Servicing Agreement dated as of May 28, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, (incorporated herein by reference to Exhibit 10.8(e) of Form 10-K for the fiscal year ended December 31, 2006)

	f)	Seventh Amendment to Loan and Servicing Agreement dated as of July 21, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(f) of Form 10-K for the fiscal year ended December 31, 2006)

	g)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

	h)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 (c) of Form 10-K for the fiscal year ended December 31, 2004)

	i)	Tenth Amendment to Loan and Servicing Agreement dated as of July 21, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 10.8(i) of Form 10-K for the fiscal year ended December 31, 2006)

	j)	Forbearance Agreement dated March 28, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2006)

Exhibit
Number

	k)	Eleventh Amendment to Loan and Servicing Agreement dated as of June 1, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(k) of Form 10-K for the fiscal year ended December 31, 2006)

	l)	Twelfth Amendment to Loan and Servicing Agreement dated as of September 30, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2007)

	m)	Thirteenth Amendment to Loan and Servicing Agreement dated as of January 31, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(m) of Form 10-K for the fiscal year ended December 31, 2006)

	n)	Fourteenth Amendment to Loan and Servicing Agreement dated as of November 2, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended September 30, 2007)

	o)	Fifteenth Amendment to Loan and Servicing Agreement dated as of December 21, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association

10.9	a)	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)

	b)	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

10.10	a)	Credit Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.8 of Form 10-Q filed for the quarter ended June 30, 2006)

	b)	Second Lien Loan Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.9 of Form 10-Q filed for the quarter ended June 30, 2006)

	c)	Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006 (incorporated herein by reference to Exhibit 10.10 of Form 10-Q filed for the quarter ended June 30, 2006)

	d)	First Amendment to Credit Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, as Borrowers, the subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent and as a Lender and GSO Origination Funding Partners, LP, as a Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 22, 2006)

	e)	Amended and Restated Second Lien Loan Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, GSO Origination Funding Partners LP, and the other lenders identified therein (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 22, 2006)

	f)	Supplemental Deed Amending a Facility Agreement dated November 2006, by and among TRM (ATM) Limited, GSO Luxembourg Onshore Funding SarL, Wells Fargo Foothill, Inc. and TRM Corporation (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 22, 2006)

	g)	Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)

Exhibit
Number

10.11	a)	Securities Purchase Agreement dated February 8, 2008 by and among TRM Corporation, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC

	b)	Registration Rights Agreement dated February 8, 2008 between TRM Corporation and LC Capital Master Fund, Ltd.

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2005, 2006 and 2007
(In thousands)

		Additions	Additions
	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other	Deductions -			End of
	of Period	Expenses	Accounts	Write Offs	Reclassifications		Period

Year ended December 31, 2005
Allowance for deferred taxes	$1,250	$—	$—	$(34)	$—		$1,216
Allowance for doubtful accounts	532	1,832	—	(622)	—		1,742

Year ended December 31, 2006
Allowance for deferred taxes	1,216	41,332	—	—	(4,899	)(1)	37,649
Allowance for doubtful accounts	1,742	912	—	(1,140)	(1,046	)(1)	468

Year ended December 31, 2007
Allowance for deferred taxes	37,649	16,627	—	—	—		54,276
Allowance for doubtful accounts	468	171	—	(285)	—		354

[1]	Reclassified as assets held for sale