Form 10-K/A
period 2007-12-31
TRM CORP
filed 2008-04-29
CIK 749254

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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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
Documents incorporated by reference: None

EXPLANATORY NOTE
We will not file our Proxy Statement for our 2008 Annual Stockholders Meeting within 120 days after December 31, 2007, our fiscal year end. This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Original Filing is being filed with the Securities and Exchange Commission to provide the information required pursuant to the rules of the Securities and Exchange Commission in Part III, Items 10, 11, 12, 13, and 14 of the Original Filing. Part IV of the Original Filing has been amended to contain currently dated certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A.
Although this Form 10-K/A sets forth the Original Filing in its entirety, this Form 10-K/A only amends Part III of the Original Filing. Except for the inclusion of Part III described above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that may have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that may have occurred or facts that may have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context. This Form 10-K/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, as well as any Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

TRM CORPORATION

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
Trademarks
          Most of our ATM locations are identified by distinctive yellow, green and black trapezoidal signs bearing “TRM ATM™,” “Got Cash?” and “TRM Cash Machine™.” We have registered the name “TRM Corporation™” and “TRM ATM™” trademarks for signage used in the United States. Those trademarks currently expire between 2009 and 2011 but can be renewed. We consider our business name and brands to be important to our business.
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
          NASDAQ’s staff notified us that, unless we requested an appeal of the delisting determination, NASDAQ would suspend trading of our common stock at the opening of business on March 28, 2008, and our common stock would subsequently be delisted. We have requested a hearing to appeal the Staff’s determination which will stay any delisting action pending the issuance of a decision by the Panel following the hearing. See Item 1A, “Risk Factors – Risks Relating to Our Common Stock – The delisting of our common stock from the NASDAQ Global Market may result in impairment of the price at which our common stock trades and the liquidity of the market for it.”
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

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
TRM	$100.00	$1,332.81	$3,707.81	$1,164.06	$334.38	$73.44
NASDAQ (US)	$100.00	$149.52	$162.72	$166.18	$182.57	$197.98
NASDAQ Retail	$100.00	$139.25	$176.61	$178.29	$194.71	$177.15

Securities Authorized for Issuance under Equity Compensation Plans

			Number of common shares
	Number of common shares		remaining available for future
	to be issued upon exercise	Weighted-average exercise	issuance under equity
	of outstanding options,	price of outstanding options,	compensation plans (excluding
	warrants and rights	warrants and rights	shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1996 Restated Stock Incentive Plan	231,625	$4.60	—
Omnibus Stock Incentive Plan:
Restricted stock awards	686,393
Options	30,000	$.98

Total Omnibus Stock
Incentive Plan	716,393		703,870
Equity compensation plans not approved by security holders:
2001 Nonqualified Stock Option Plan	15,000	$12.12	—

Total	963,018		703,870

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
•	Transaction-based sales – sales we derive from withdrawal fees and interchange fees.
•	Withdrawal fees – fees we receive from a processor derived from a customer making an ATM withdrawal. Withdrawal fees are sometimes referred to as surcharge or convenience fees in the industry.

•	Interchange fees – fees that an EFTN charges the customer’s financial institution for routing a withdrawal transaction or an account balance inquiry. The interchange fee is shared between the EFTN and us, as the ATM service provider, based on an agreement between us and the EFTN. Interchange fees apply on all transactions on ATMs that we own and ATMs owned by merchants and managed or serviced by us.
•	Service and other sales – fees we charge for providing repair and maintenance and other services and parts and supplies to merchants who purchase or rent ATMs from us and to third-party ATM operators.

•	Sales of ATM equipment – sales of ATM equipment to merchants in our merchant-owned program and to independent operators.

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

	Results of Operations – Continuing Operations
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
Loss from Discontinued Operations
          As discussed in “Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 – Loss from Discontinued Operations,” we show the operations of our Canadian, United Kingdom and German ATM businesses and our United Kingdom, United States and Canadian photocopy businesses as discontinued operations for all periods presented in our consolidated statements of operations.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for us beginning in 2009. We are currently evaluating the impact, if any, this statement will have on our financial statements.
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

TRM Corporation
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2006 and 2007
(In thousands)

	2005	2006	2007
Operating activities:
Net loss	$(8,871)	$(120,091)	$(8,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charges and asset write downs	—	96,062	3,592
Depreciation and amortization	21,441	19,965	3,152
Loss on disposal of equipment	2,006	1,182	834
Non-cash stock compensation	—	1,139	508
Gain on sale of investment in equity security	(1,312)	—	—
Provision for doubtful accounts	1,832	912	171
Loss on early extinguishment of debt	—	2,560	4,059
Gain on sale of discontinued operations	—	(362)	(4,528)
Cumulative foreign currency translation adjustment recognized in income	—	(1,538)	(5,283)
Changes in items affecting operations, net of effects of business acquisitions and dispositions:
Restricted cash	—	—	(3,073)
Accounts receivable	(764)	4,840	1,753
Inventories	5,095	1,723	1,164
Income taxes receivable	(96)	(4)	215
Prepaid expenses and other	(134)	617	1,359
Accounts payable	(6,760)	601	374
Income taxes payable	—	67	—
Accrued expenses	6,282	(1,960)	(1,500)
Deferred income taxes	(5,222)	(4,844)	—

Total operating activities	13,497	869	(5,630)

Investing activities:
Proceeds from sale of equipment	74	45	162
Capital expenditures	(15,116)	(7,023)	(61)
Proceeds from sale of discontinued operations	—	4,280	101,540
Proceeds from sale of investment in equity security	9,583	—	—
Acquisition of intangible and other assets	(1,192)	(862)	(471)

Total investing activities	(6,651)	(3,560)	101,170

Financing activities:
Borrowings on notes payable	26,543	119,148	1,374
Repayment of notes payable	(64,714)	(114,079)	(98,641)
Debt financing costs	(833)	(2,972)	—
Principal payments on capital lease obligations	(2,093)	(700)	(25)
Change in restricted cash – TRM Inventory Funding Trust	585	1,261	11,896
Repayment of TRM Inventory Funding Trust note payable, net of proceeds from issuance	(836)	(1,572)	(13,192)
Net proceeds from sale of common stock	38,233	—	—
Proceeds from exercise of stock options and warrants	344	91	25
Preferred stock dividends	(367)	—	—
Other	(87)	(19)	53

Total financing activities	(3,225)	1,158	(98,510)

Effect of exchange rate changes	511	(89)	(1,257)

Net increase (decrease) in cash and cash equivalents	4,132	(1,622)	(4,227)
Beginning cash and cash equivalents	5,576	9,708	8,086

Ending cash and cash equivalents, including $3,302 classified as assets held for sale at December 31, 2006	$9,708	$8,086	$3,859

Supplemental cash flow information:
Non-cash transactions:
Conversion of Series A preferred stock to common stock	$11,620	$—	$—
Issuance of warrants in conjunction with debt modification	—	2,820	—
Payments:
Cash paid for interest	10,271	9,312	605
Cash paid for income taxes (net of refunds)	522	1	(7)
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for us beginning in 2009. We are currently evaluating the impact, if any, this statement will have on our financial statements.
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

     Net revenues of discontinued operations through the dates of sale (in thousands):

	2005	2006	2007
Canada photocopy	$3,604	$3,405	$1,102
United Kingdom photocopy	4,250	1,646	—
United States photocopy	26,345	22,390	1,368
Canada ATM	8,807	7,148	—
United Kingdom ATM	32,475	32,300	1,653
Germany ATM	—	146	130

	$75,481	$67,035	$4,253

     Pretax income (loss) from discontinued operations through the dates of sale (in thousands):

	2005	2006			2007
			Gain			Gain
			on			on
	Operations	Operations	sale	Total	Operations	sale	Total
Canada photocopy	$(360)	$(2,944)	$—	$(2,944)	$(2,975)	$2,664	$(311)
United Kingdom photocopy	(909)	(788)	1,900	1,112	—	—	—
United States photocopy	5,269	(16,481)	—	(16,481)	386	65	451
Canada ATM	(100)	(7,430)	—	(7,430)	(113)	2,242	2,129
United Kingdom ATM	(6,986)	(39,141)	—	(39,141)	(1,617)	4,840	3,223
Germany ATM	(454)	(1,064)	—	(1,064)	(55)	—	(55)

	$(3,540)	$(67,848)	$1,900	$(65,948)	$(4,374)	$9,811	$5,437

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
     As a result of the foregoing sales, we now have only one operating segment – ATM operations in the United States. Our United States ATM business owns and/or operates ATM machines, sells ATM machines and services equipment for others.
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
17. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006:
Sales	$29,517	$27,552	$26,414	$24,173
Net sales	12,531	10,108	9,712	9,729
Gross profit	6,858	4,795	3,819	3,136
Loss from continuing operations	(605)	(3,284)	(44,132)	(5,545)
Loss from discontinued operations	(894)	(1,213)	(54,723)	(9,695)
Net loss	(1,499)	(4,497)	(98,855)	(15,240)
Basic and diluted loss per share:
Continuing operations	(.04)	(.19)	(2.58)	(.32)
Discontinued operations	(.05)	(.07)	(3.20)	(.57)
Net loss	(.09)	(.26)	(5.78)	(.89)

2007:
Sales	$22,899	$23,546	$23,327	$20,614
Net sales	8,631	8,797	8,337	7,910
Gross profit	2,744	2,768	2,710	2,589
Loss from continuing operations`	(7,731)	(1,933)	(3,265)	(797)
Income (loss) from discontinued operations	5,500	(280)	(1,624)	1,703
Net income (loss)	(2,231)	(2,213)	(4,889)	906
Basic and diluted income (loss) per share:
Continuing operations	(.45)	(.11)	(.19)	(.05)
Discontinued operations	.32	(.02)	(.09)	.10
Net income (loss)	(.13)	(.13)	(.28)	.05
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)–15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     On April 18, 2008, Alan D. Schreiber, Nancy L. Alperin, Tony C. Banks, Harmon S. Spolan and John S. White resigned from our Board of Directors. Our Board of Directors is divided into three classes serving staggered three-year terms. The following table sets forth information regarding our executive officers and directors.

Name	Age	Position	Term Expires
Jeffrey F. Brotman	44	Chairman	2009
Richard B. Stern	47	President and Chief Executive Officer	2009
Michael J. Dolan	44	Chief Financial Officer	—
Jon S. Pitcher	58	Principal Accounting Officer	—
Douglas B. Falcone	49	Chief Operating Officer, Executive Vice President and Director	2008
Ethan S. Buyon	53	Director	2008
Kenneth Paull	48	Director	2008
Thomas S. McNamara	49	Director	2008
Jeffrey F. Brotman, Chairman of the Board of Directors. Mr. Brotman was elected to the Board of Directors and appointed President and Chief Executive Officer in March 2006 and was elected Chairman of the Board in September 2006. Mr. Brotman resigned as President and Chief Executive Officer effective June 15, 2007. Mr. Brotman has served as Executive Vice President of Resource America, Inc., a specialized asset management company since June 2007. Until March 2006, Mr. Brotman had been the President and Managing Member of the law firm, Ledgewood, P.C., in Philadelphia, Pennsylvania, which he joined in 1992. Mr. Brotman remained of counsel at Ledgewood until June 2007. He was on the Board of Directors of The Turnaround Fund, a Portland-based mutual fund, from its inception in 2003 until March 2006. He has been an adjunct Professor of Law at the University of Pennsylvania Law School since 1990, where he has taught courses in accounting and lending transactions.
Richard B. Stern, President and Chief Executive Officer. Mr. Stern has been our President and Chief Executive Officer since June 15, 2007. Prior to serving as President and Chief Executive Officer, Mr. Stern served as Chief Operating Officer from November 2006 to June 2007. He initially served as our Executive Vice President of Corporate Operations from October 2006 to November 2006. Mr. Stern previously served as Vice President/General Manager of Building Solutions for American Tower Corporation from August 2005 to September 2005. He previously held that position with SpectraSite Communications, which was acquired by American Tower, from May 2002 to August 2005. From January 2000 to May 2002, Mr. Stern served as Vice President of Real Estate, Building Division, with SpectraSite Communications.
Michael J. Dolan, Chief Financial Officer. Mr. Dolan was appointed our Chief Financial Officer on August 1, 2007. Mr. Dolan previously served as Senior Vice President and General Manager of Direct Group, a privately held direct mail and fulfillment services company, from September 2005 to October 2006. Prior to that, Mr. Dolan served as Chief Financial Officer of Direct Group from September 1999 to August 2005. He previously served as Finance Leader with Acxiom Corporation, a multinational database, customer relationship and data content management company, from April 1993 to August 1999. From September 1989 to March 1993, Mr. Dolan served as Corporate Accounting Manager of Acxiom Corporation. From August 1988 to August 1989, Mr. Dolan served as Division Controller of Acxiom Corporation.
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

Douglas B. Falcone, Chief Operating Officer, Executive Vice President and Director. Mr. Falcone was appointed as a director and the Chief Operating Officer and Executive Vice President in April 2008. Mr. Falcone previously served as President, Vice President, Secretary and Treasurer of LJR Consulting Corp. d/b/a Access to Money, an ATM company we acquired in April 2008, from October 1998 to April 2008.
Ethan S. Buyon was appointed to the Board of Directors in February 2008. Mr. Buyon has been the interim Chief Operating Officer for Citi Residential Lending, Inc. since September 2007 and has been a Managing Director at Citi Markets and Banking since February 2008. Mr. Buyon served as a Managing Director of CRP Partners (and its processor firm The Recovery Group) from October 2003 to February 2008. From May 2002 to October 2003, Mr. Buyon served as a Managing Director of Crossroads, LLC, a national restructuring and financial advisory firm.
Kenneth Paull was appointed to the Board of Directors in April 2008. Mr. Paull has been the Executive Vice President of Bluewave Computing, an information technology outsourcing business, from February 2007 to present. Before joining Bluewave Computing, Mr. Paull served as Senior Vice President-National Account and ATM Divisions at RBS Lynk (formerly Lynk Systems), an electronic payment processor, from January 2001 to January 2006.
Thomas S. McNamara was appointed to the Board of Directors in April 2008. Mr. McNamara is an attorney and President of the law firm of Indik & McNamara, P.C. from March 2000 to present, of which he is a founding shareholder. From October 2007 to present, Mr. McNamara also served as President and Chairman of the Board of Directors of Innovative Clinical Solutions, Ltd., a company engaged in implementing plans of liquidation.
Information Concerning the Audit Committee
     Our Board of Directors has a standing Audit Committee. The Audit Committee reviews the scope and effectiveness of audits by the independent accountants, matters relating to the integrity of the company’s finances and financial statements, the adequacy of our internal controls and related party transactions. The committee is also responsible for engaging our independent registered public accounting firm. The 2007 members of the Audit Committee were Mr. Spolan (Chairman), Ms. Alperin and Mr. Banks. The Board of Directors determined that each member of the Audit Committee met the independence standards set forth in the Nasdaq listing standards, and met the independence standards set forth in Rule 10A-3 of the Securities Exchange Act of 1934, or the Exchange Act. The current members of the Audit Committee are Messrs. Buyon (Chairman), McNamara and Paull. The Board of Directors determined that each member of the Audit Committee meets the independence standards set forth in Rule 10A-3 of the Exchange Act. The Board of Directors determined that Mr. Spolan qualified as an “audit committee financial expert” as defined in applicable rules and regulations under the Exchange Act and that Mr. Buyon qualifies as an “audit committee financial expert” as defined in applicable rules and regulations under the Exchange Act.
Code of Ethics
     Under the auspices of the Audit Committee, the Board of Directors has adopted a Code of Ethics that applies to our officers, directors and employees. The Code of Ethics is available on our website at www.trm.com.
Section 16(a) Beneficial Ownership Reporting Compliance
     Reports of all transactions in our common stock by insiders are required to be filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of the reports received, or representations of such reporting persons, we believe that during 2007 no officers, directors or beneficial owners failed to file reports of ownership and changes of ownership on a timely basis.
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
     However, as a result of the significant financial problems we faced beginning at the end of 2005, our primary objectives have been to create individual compensation packages in 2007 to attract new officers (Mr. Dolan), to retain Mr. Brotman as Chairman of the Board, to retain Mr. Stern as President and Chief Executive Officer, and to retain another of our officers (Mr. Tierney) through the sale of our U.S. photocopy operations, Canadian ATM business and Canadian photocopy operations. Compensation arrangements negotiated with Messrs. Stern and Dolan and consulting arrangements negotiated with Messrs. Brotman and Tierney reflected these objectives.
     In structuring our compensation packages, we used three elements: base salary, annual cash incentive compensation in the form of discretionary bonuses and discretionary long-term incentive compensation in the form of stock options or restricted stock grants.
     Base Salary. Base salaries for executive officers were determined in part by pay practices in unaffiliated companies and our assessment of the amount which would induce an officer to remain with us and assist us in resolving our financial difficulties. Base salaries are not intended to compensate individuals for extraordinary personal performance.
     Cash Bonuses. We do not have a defined bonus pool. In general, the bonuses, if any, that may be awarded to executives are determined based on one of two elements, or a combination of those elements: our overall performance during the preceding year and the individual’s performance. However, as a result of our financial problems and need to attract and retain qualified persons to resolve these problems, the 2007 bonuses to Messrs. Brotman and Stern, which were negotiated as part of their compensation packages under their employment and retainer agreements, reflected amounts we determined were necessary to induce them to continue employment with us. The bonus awarded Mr. Tierney reflected our determination of the amount necessary to retain Mr. Tierney as a consultant. Annual bonus payments to executive officers are at the discretion of the Compensation Committee except the 2006 and 2007 bonuses to Messrs. Brotman and Stern which were negotiated as part of their compensation packages. For other employees, the determination of bonus amounts has been delegated by the Compensation Committee to the Chief Executive Officer.
     Long-Term Incentives.
          General. Long-term incentives are designed to focus on our long-term goals and performance and to provide a reward directly tied to stockholder return: the performance of our common stock. The particular plans are intended to encourage participants to strive to achieve our long-term success and to remain with us in order to fully benefit from the plans.
          Stock Options and Restricted Stock. Historically, our primary long-term incentive compensation has been through stock options. We have a stock option plan in which our key employees, including executive officers, are eligible to participate. The Board of Directors and the Compensation Committee has in the past used stock options as an incentive to employees to remain with us and to exert their best efforts on behalf of us, as well as a method of aligning their interests with shareholders. Typically, options initially granted to persons becoming executive officers depended on the level of responsibility and position of the grantee and subsequent grants were made based on the Compensation Committee’s subjective assessment of the individual’s performance. Options generally become exercisable in equal increments over a stated period of years, typically between one and four years. However, because of our financial problems and our need to attract and retain key executives in 2006 and 2007, the Compensation Committee determined to focus more on restricted stock grants as long-term incentives. As a result, Mr. Stern received 500,000 shares of restricted stock as part of his negotiated compensation when he became our President and Chief Executive Officer in June 2007. A restricted stock award typically fully vests between one and four years and may be subject to performance criteria relating to the vesting of the shares determined by the administrative committee comprised of the Board of Directors or a committee established by the Board of Directors.
          Savings Plan. We have a 401(k) plan that offers eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which we supplement by matching contributions in the form of cash or common stock. During 2007, our matching contributions were paid 100% in cash. Participation in this plan is at the discretion of the qualified employees.
Summary Compensation Table
     The following table sets forth the compensation paid or accrued by our company during the years ended December 31, 2006 and 2007, to the principal executive officer, principal financial officer and each of our three most highly compensated executive officers other than the principal executive officer and principal financial officer (the “Named Executive Officers”).

					Stock	Option
Name and					Awards	Awards		All Other
Principal Position	Year	Salary ($)		Bonus ($)	($)(1)	($)(2)		Compensation ($)(3)		Total ($)
Richard B. Stern(7)	2007	$376,947		$170,000	$141,448 (8)	$41,979		$2,226		$732,600
President and Chief	2006	50,000		25,000	9,125	12,152		—		96,277
Executive Officer

Jeffrey F. Brotman(4)	2007	$417,300	(5)	$80,000	$344,500	—		$129,175	(6)	$970,975
Chairman of the Board	2006	344,076		350,000	229,667	—		508		924,251

Michael J. Dolan(9)	2007	$81,797		—	—	$5,775	(10)	$2,802		$90,374
Chief Financial Officer	2006	—		—	—	—		—		—

Daniel E. O’Brien(11)	2007	$303,591	(12)	$20,000	—	—		$22,419	(13)	$346,010
Chief Financial Officer	2006	162,693		—	—	$19,492		4,656		186,841

Jon S. Pitcher(14)	2007	$131,088		$32,814	—	—		$5,453		$169,355
Principal Accounting	2006	$130,735		$3,500	—	—		$4,061		$138,296
Officer

Danial J. Tierney(15)	2007	$313,975	(16)	$40,000	—	—		$117,157	(17)	$471,132
	2006	307,581		54,331	$19,350	$76,042		7,616		464,920

(1)	Represents the dollar amount of restricted stock awards recognized or “expensed” for each of the Named Executive Officers as compensation costs for financial statement reporting purposes (excluding forfeiture assumptions) in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment”, or FAS 123R, for fiscal 2007. See Note 8 to our financial statements for the assumptions made in connection with these calculations. We recognize compensation expense for grants of restricted stock over the requisite service period on a straight-line basis.

(2)	We estimate the value of each option award on the date of grant using the Black-Scholes model (excluding forfeiture assumptions) and the assumptions summarized in Note 8 to our financial statements. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period for each separately vesting portion of each award in accordance with FAS No. 123R.

(3)	Includes 401(k) contribution match by our company, life insurance premiums, and COBRA health insurance premiums paid by or on behalf of the Named Executive Officer.

(4)	Mr. Brotman resigned as President and Chief Executive Officer effective June 15, 2007 and was appointed Chairman of our Board of Directors on June 15, 2007.

(5)	Includes $44,315 for accrued but unused paid-time-off.

(6)	Includes consulting fees in the amount of $121,875.

(7)	Mr. Stern was appointed President and Chief Executive Officer effective June 15, 2007.

(8)	On May 2, 2007, our Compensation Committee approved a restricted stock award to Mr. Stern which was granted on June 15, 2007. The award originally was scheduled to vest 25% per year beginning June 15, 2008, so that the award would have become fully vested on June 15, 2011. On April 18, 2008, we completed an $11.0 million financing through Lampe, Conway & Co., LLC and, in connection therewith issued warrants to LC Capital Master Fund, Ltd. Because the warrants were immediately exercisable, the issuance constituted a “change of control” within the meaning of the 2005 Omnibus Stock Incentive Plan, or the Omnibus Plan, and all of Mr. Stern’s unvested restricted stock became vested.

(9)	Mr. Dolan was appointed Chief Financial Officer on August 1, 2007.

(10)	Stock option award granted August 1, 2007. The award originally was scheduled to vest 25% per year beginning August 1, 2008, so that the award would be fully vested in four years. On April 18, 2008, we completed an $11.0 million financing through Lampe, Conway & Co., LLC and, in connection therewith issued warrants to LC Capital Master Fund, Ltd. Because the warrants were immediately exercisable, the issuance constituted a “change of control” within the meaning of the Omnibus Plan, and all of Mr. Dolan’s unvested restricted stock became vested.

(11)	Mr. O’Brien resigned as Chief Financial Officer effective August 1, 2007.

(12)	Includes $170,000 severance pay and $17,039 for accrued but unused paid-time-off.

(13)	Includes $14,000 for outplacement services.

(14)	Mr. Pitcher’s employment will terminate on April 30, 2008.

(15)	Mr. Tierney resigned on January 1, 2007.

(16)	Includes $275,000 severance pay and $15,000 for accrued but unused paid-time-off.

(17)	Includes consulting fees in the amount of $85,000 and payment of $20,000 for outplacement services.
2007 Grants of Plan-Based Awards

All Other
		Stock Awards:	All Other Option	Exercise or	Grant Date Fair
		Number of Shares	Awards:	Base Price of	Value of Stock
	Grant	of Stock or Units	Number of Securities	Option Awards	and Option
Name	Date	(#)	Underlying Options (#)	($/share)	Awards ($)
Richard B. Stern	6/15/2007	500,000 (1)	—	—	775,000 (2)
Jeffrey F. Brotman	—	—	—	—	—
Michael J. Dolan	8/1/2007	—	30,000	$0.98	$26,700 (3)
Daniel E. O’Brien.	—	—	—	—	—
Jon Pitcher	—	—	—	—	—
Danial J. Tierney.	—	—	—	—	—

(1)	Restricted stock award.

(2)	Grant date fair value excluding forfeiture assumptions was determined pursuant to FAS 123R based on a price per share of $1.55 which was the market value on the grant date, June 15, 2007.

(3)	Grant date fair value excluding forfeiture assumptions was determined pursuant to FAS 123R using the Black-Scholes option pricing model.
     Mr. Stern’s restricted stock award was issued pursuant to his employment agreement dated May 21, 2007 and under the Omnibus Plan, and Mr. Dolan’s stock option grant was issued pursuant to his employment agreement dated August 1, 2007 and under the Omnibus Plan.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
     We provide additional disclosure below of factors relating to the Summary Compensation Table and Grants of Plan-Based Awards Table, including descriptions of the employment agreements of the Named Executive Officers and those who have resigned and terms of their compensation.
     For a description of the material terms of the awards issued to Mr. Stern, see “Principal Shareholders,” footnote 2, and see also “Outstanding Equity Awards at 2007 Fiscal Year-End,” footnotes 1 and 2.

Employment Contracts of Named Executive Officers
     On May 21, 2007, Mr. Stern entered into an employment agreement to serve as President and Chief Executive Officer that replaced his previous agreement entered into in October 2006 to serve as Executive Vice President of Corporate Operations. The agreement provides for a base salary of $375,000. Mr. Stern is also eligible to receive an annual bonus based upon reasonably specific criteria to be developed by the Compensation Committee. The target annual bonus amount is 50% of Mr. Stern’s base salary, although on the first two anniversaries of when Mr. Stern initially commenced his employment with the company, he is entitled to an annual bonus of not less than $100,000. Under the terms of the agreement, Mr. Stern was granted 500,000 shares of restricted stock effective June 15, 2007 which was originally scheduled to vest 25% on each anniversary date of the stock award. The restricted stock and stock options awarded under his previous agreement will continue to vest on the schedule provided under his previous agreement which allows for vesting over three years. Pursuant to a “change of control” provision within the meaning of the Omnibus Plan, all of Mr. Stern’s unvested restricted stock and options became vested on April 18, 2008. Mr. Stern is also entitled to termination payments under specified circumstances. Mr. Stern’s employment term ends upon termination of his employment agreement due to his death, disability, termination for cause or termination without cause. For a discussion of the termination provisions of Mr. Stern’s agreement, see “Director and Executive Compensation — Post-Employment Compensation – Other Post-Employment Payouts.”
     On June 15, 2007, Mr. Brotman entered into a retainer agreement as our Chairman of the Board that replaced his employment agreement which he entered into in May 2006. Under the retainer agreement, Mr. Brotman will receive annual base compensation of $225,000, which will be reviewed annually by the Compensation Committee to determine if the amount should be increased. Mr. Brotman is also eligible to receive an annual bonus each year in an amount determined by a majority of the Board of Directors or the Compensation Committee. The Retainer Agreement provides that in the event that any amounts under the Retainer Agreement would constitute “excess parachute payments,” Mr. Brotman will be provided with a gross-up payment from the company. For a discussion of the termination provisions of Mr. Brotman’s agreement, see “Director and Executive Compensation - Post-Employment Compensation – Other Post-Employment Payouts.”
     On August 1, 2007, Mr. Dolan entered into an employment agreement to serve as our Chief Financial Officer for a term of one year with automatic one year renewal periods unless either party gives notice of non-renewal. The agreement provides for a base salary of $200,000. Mr. Dolan is also eligible to receive an annual bonus, targeted at 35% of his base salary, although upon completion of his first year of employment, he is entitled to a guaranteed bonus of $70,000, as long as he is actively employed by us at that time. Under the terms of the agreement, Mr. Dolan was granted options to purchase 30,000 shares of our common stock, which were originally scheduled to vest 25% per year over four years. Pursuant to a “change of control” provision within the meaning of the Omnibus Plan, all of Mr. Dolan’s options became vested on April 18, 2008. For a discussion of the termination provisions of Mr. Dolan’s agreement, see “Director and Executive Compensation - Post-Employment Compensation – Other Post-Employment Payouts.”
     On November 2, 2006, Mr. Pitcher entered into a retention and severance agreement with us. For a discussion of the termination provisions of Mr. Pitcher’s agreement, see “Director and Executive Compensation — Post-Employment Compensation – Other Post-Employment Payouts.”
Employment Contracts of Named Executive Officers Who Have Resigned
     Mr. O’Brien resigned as our Chief Financial Officer on August 1, 2007 which terminated his employment agreement. Mr. O’Brien’s employment agreement provided for a base salary of $135,000 and eligibility for incentive compensation upon the achievement of performance criteria to be established by the Compensation Committee of our Board of Directors. Mr. O’Brien also received use of a leased automobile and was entitled to termination payments under specified circumstances.
     Upon his resignation as President and Chief Executive Officer, Mr. Brotman entered into a retainer agreement relating to his continuation as Chairman of the Board of Directors, described above. For a discussion of the termination provisions of Mr. Brotman’s retainer agreement, see “Director and Executive Compensation — Post-Employment Compensation – Other Post-Employment Payouts.”
Retainer, Consulting or Severance Agreements of Named Executive Officers Who Have Resigned
     On September 17, 2007, Mr. O’Brien entered into a Severance Agreement and Release of Claims with us. The terms of the severance agreement with Mr. O’Brien are described in “Director and Executive Compensation — Post-Employment Compensation – Other Post-Employment Payouts.”

     When Mr. Tierney resigned in January 2007, he entered into a severance agreement and a consulting agreement with us. The terms of the severance agreement with Mr. Tierney are described in “Director and Executive Compensation — Post-Employment Compensation – Other Post-Employment Payouts.” Under the terms of the consulting agreement, Mr. Tierney agreed to provide consulting services from January 2, 2007 to July 1, 2007 for a fee of $85,000 payable in equal monthly installments of $14,166.67 from January 2007 through and including June 2007, subject to partial acceleration upon the sale of our U.S. photocopy business. Mr. Tierney received an accelerated payment of his consulting fee of $50,000 in February 2007. Mr. Tierney also received a $20,000 bonus upon the sale of the U.S. photocopy business in January 2007, and a $20,000 bonus upon the sale of the Canadian photocopy business in June 2007.
Post-Employment Compensation
Pension Benefits
     We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan.
Nonqualified Deferred Compensation
     We do not provide any nonqualified defined contribution or other deferred compensation plans.
Other Post-Employment Payouts
     Several Named Executive Officers have provisions in their employment contracts that provide for payments in connection with termination.
     Mr. Stern’s employment agreement provides that if we terminate Mr. Stern without cause, or at any time within three months before or 12 months after the occurrence of a change of control, except for cause, (i) all of his stock options and restricted stock will vest upon the date of his termination, (ii) we will pay him all amounts of accrued but unpaid base salary to the date of termination and a pro-rata amount of the targeted annual bonus for that year, (iii) we will pay him an amount equal to two years of base salary plus two years targeted annual bonus and (iv) we will provide health and dental insurance to him until the earlier of (a) two years from the date of his termination or (b) the commencement of his employment with another employer. If Mr. Stern terminates his employment other than by reason of a constructive dismissal, we must pay Mr. Stern all accrued but unpaid base salary to the date of termination and provide certain fringe benefits as well as any annual bonus that has been awarded but not yet paid. Additionally, Mr. Stern may terminate his employment if there is a constructive dismissal, and receive the same termination benefits as for a termination without cause. We may terminate Mr. Stern for cause with not less than ten days written notice. We will have no other compensation obligations other than (i) amounts of base compensation accrued through the date of termination and (ii) reimbursement of appropriately documented expenses incurred before the termination. In such event, Mr. Stern would be entitled to elect to continue participation in any health, dental, life, accident and disability insurance plans at Mr. Stern’s expense if the plans allow for continuation at no cost to us. “Cause” is defined in the employment agreement as (i) a breach or neglect of the material duties that he is required to perform or acting in a manner that is materially contrary to our best interests and such breach, neglect or actions are not cured within 30 days after receipt of notice, (ii) the reasonable belief of a majority of the Board of Directors that he has committed a crime of moral turpitude, (iii) use of alcohol in an inappropriate manner or any unlawful controlled substance while performing duties and such use materially interferes with the performance of his duties, (iv) commission of any act of criminal fraud, material dishonesty or misappropriation relating to or involving us, (v) material violation of a rule, regulation, policy, plan or express direction of the Board of Directors, or (vi) unauthorized disclosure of confidential information. “Change of Control” is defined in the employment agreement to have occurred upon the earliest to occur of the following events: (i) the direct or indirect sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of our properties or assets and those of our subsidiaries taken as a whole, to any person or entity, (ii) the adoption of a plan relating to our liquidation or dissolution, (iii) the consummation of any transaction in which a person or entity becomes the beneficial owner of more than 35% of our voting stock, or (iv) we consolidate or merge with or into another entity or vice versa after which beneficial owners of voting stock representing in the aggregate a majority of the total voting power of our voting stock or the surviving entity immediately following the transaction. “Constructive Dismissal” is defined in the employment agreement as (i) any requirement that Mr. Stern’s principal office be relocated to a location that is in excess of 50 miles from Philadelphia, Pennsylvania, without his prior written consent, (ii) any material reduction in his title or reporting relationship, responsibilities or authority, (iii) any material reduction in his base compensation, unless any such reduction is applied in connection with, and matches in duration and percentage, a reduction in total cash compensation of all of the executive officers, provided that in such event such reduction does not exceed 10% of his base compensation and target annual bonus for the immediately preceding year, (iv) following a change of control, any reduction in base compensation, without his prior written consent; or (v) any breach by us of our material obligations to Mr. Stern that are not cured within 30 days after written notice.
     Mr. Brotman’s retainer agreement, effective on June 15, 2007, provides that if he is removed from his position as Chairman at any time within three months before or twelve months after the occurrence of a change of control of the company or for any other reason except for cause (i) all of his stock options and restricted stock will vest upon the date of his termination and will be exercisable for ten years and (ii) we will pay him an amount equal to the average of his highest three years of base compensation plus annual bonus multiplied by 2.99. If Mr. Brotman terminates his service with us within one year after a change of control, we will pay him an amount equal to the average of his highest three years of base compensation plus annual bonus multiplied by 2.99. If Mr. Brotman is removed as Chairman or as a director for cause, we will not have any further obligation to Mr. Brotman for base retainer compensation, annual bonus or any other form of compensation other than (i) amounts of base retainer compensation accrued through the effective date of removal and (ii) reimbursement of documented expenses incurred before his removal. If Mr. Brotman is removed as Chairman but not as a director, Mr. Brotman will be entitled to continuing compensation in the amount generally provided by us to our non-employee directors. In the event that any amounts under the retainer agreement would constitute “excess parachute payments” as that term is defined for purposes of Section 280G of the Internal Revenue Code of 1986, as amended and the treasury regulations, we will provide Mr. Brotman with a gross-up payment. Mr. Brotman’s retainer agreement also contains non-competition and confidentiality covenants that extend for twelve months following termination of his service as Chairman. “Cause” and “Change of Control” are defined in the retainer agreement the same way as they are defined in Mr. Stern’s employment agreement.
     Mr. Dolan’s employment agreement provides that if we terminate Mr. Dolan any time within three months before or 12 months after the occurrence of a change of control, except for cause, (i) all of his stock options will vest upon the date of his termination, (ii) if his employment is terminated within the first year of employment, we must pay him an amount equal to one year of base salary plus the guaranteed bonus, and (iii) for any year thereafter, we must pay him an amount equal to two years of base salary, provided that in each case, Mr. Dolan executes and does not revoke a separation agreement and general release. If we terminate Mr. Dolan without cause or if his employment is terminated within the first year of employment, we must pay him an amount equal to one year of base salary, and, if he is terminated thereafter, we must pay him an amount equal to two years of base salary and his stock options will vest upon such termination, provided that Mr. Dolan executes and does not revoke a separation agreement and general release. If Mr. Dolan terminates his employment under the employment agreement, we will pay Mr. Dolan all accrued but unpaid base salary, vested stock options and reimbursement of appropriately documented expenses incurred before the termination of his employment. A “change of control” is defined in the employment agreement as (a) the direct or indirect sale, lease, transfer, conveyance or other disposition of all or substantially all of the properties or assets of the company and its subsidiaries taken as a whole, (b) the adoption of a plan relating to the liquidation or dissolution of the company, (c) the consummation of any transactions in which a person or entity becomes the beneficial owner of more than 35% of our voting stock, (d) we consolidate or merge with or into another entity or vice versa after which beneficial owners of voting stock representing in the aggregate a majority of the total voting power of our voting stock immediately prior to the transaction are not beneficial owners of voting stock representing a majority of the total voting power of the voting stock of the company or surviving entity immediately following the transaction, or (e) the first day on which a majority of the members of our Board of Directors are not continuing directors. “Cause” is defined in the employment agreement the same way as it is defined in Mr. Stern’s employment agreement.
     Mr. Pitcher’s retention and severance agreement provided for the payment of a cash bonus of $32,814 payable upon the earlier of nine months from the execution of the agreement or consummation of a change in control unless Mr. Pitcher shall have resigned or shall have been terminated for cause. As Mr. Pitcher’s employment was not terminated, the cash bonus was paid in August 2007. The agreement also provides that in the event of termination without cause or in the event of a change of control, Mr. Pitcher will receive six months of base salary at the rate in effect immediately prior to termination, full payment of all accrued but unused paid-time-off, and payment in full for COBRA benefits for a period of six months. “Change of Control” is defined in the retention and severance agreement the same way as it is defined in Mr. Stern’s employment agreement, except Mr. Pitcher’s agreement does not contain the third prong of the definition. “Cause” is defined in the retention and severance agreement the same way as it is defined in Mr. Stern’s employment agreement. The Company notified Mr. Pitcher on February 19, 2008, that his employment will terminate on April 30, 2008.
     Mr. O’Brien’s severance agreement provided that we would pay Mr. O’Brien (i) $170,000 as a severance payment, (ii) $20,000 as a previously awarded but unpaid “stay bonus”, and (iii) $17,039 as payment for accrued but unused paid-time-off, plus his salary for August 2007, to the extent it had not previously been paid. Pursuant to the agreement, we took all necessary corporate action to cause the vesting of all unvested restricted stock or stock options and extended the expiration date of the stock options to five years from the termination of employment. Additionally, the agreement also provided for one year of outplacement services provided that such fee not exceed $14,000. Subsequently, we paid $14,000 to Lee Hecht Harrison Ltd. on September 26, 2007 for such services. The agreement also provided that if Mr. O’Brien elected to continue health insurance coverage in accordance with the requirements of COBRA, and subject to the terms and conditions of our group health insurance plan, we would pay Mr. O’Brien’s share of health insurance premium for family coverage for one year from the termination of his employment.
Estimated Termination Benefits(1)

		Lump			Accelerated	Accelerated
		Sum			Vesting of	Vesting of
		Severance			Stock	Option
		Payment	Benefits(2)		Awards	Awards(4)
Name	Reason for Termination	($)	($)		($)(3)	($)
Jeffrey F. Brotman	Termination by Mr. Brotman within	381,225	—		67,500	—
	one year of change of control
	Termination by Company within three
	months before or twelve months
	after change of control (except for
	cause)	381,225	—		67,500	—
	Termination by Company for cause	—	—		—	—

Richard B. Stern	Termination by Company without	1,156,803	—		240,000	—
	cause or other than upon change of
	control
	Termination by Company within three
	months before or twelve months
	after change of control (except for
	cause)	1,156,803	—		240,000	—
	Constructive dismissal	1,156,803	—		240,000	—
	Termination by Mr. Stern other than
	due to a constructive dismissal	—	—		—	—
	Termination by Company for cause	—	—		—	—

Michael J. Dolan	Termination by Company without	274,884	—		—	—
	cause within one year of employment.
	Termination by Company without
	cause after one year of employment	404,884	—		—	—
	Termination by Company for cause	—	—		—	—
	Termination by Company within three
	months before or twelve months
	after change of control (except for
	cause)	274,884	—		—	—

Jon S. Pitcher	Termination by Company without cause	77,543	—		—	—
	Termination by Company upon change
	of control	77,543	—		—	—
	Termination by Company for cause	—	—		—	—

Daniel E. O’Brien(5)	Termination by Company without cause	207,039	18,277	(6)	—	—

Danial J. Tierney(7)	Termination by Company without	313,975	31,877	(8)	—	—
	cause or upon change of control

(1)	Termination benefits for Mr. Brotman are based upon the retainer agreement he entered into effective June 15, 2007 (described in “Director Compensation”), and not his previous employment agreement which was terminated upon his resignation as President and Chief Executive Officer without payment of termination compensation being required. However, the Compensation Committee of the Board of Directors voted to award Mr. Brotman a $30,000 bonus following his resignation. In addition, the termination benefits for Mr. Stern are based upon the provisions of the employment agreement dated May 21, 2007 that he entered into in connection with his appointment as President and Chief Executive Officer to replace Mr. Brotman. The termination benefits for Mr. O’Brien are based upon his severance agreement in effect on

December 31, 2007. The termination benefits for Mr. Tierney are based upon his severance agreement in effect on December 31, 2006.

(2)	Represents rates in effect as of March 31, 2008 for insurance benefits.

(3)	Represents the value of restricted stock award disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table,” calculated by multiplying the number of shares accelerated by the closing price of our stock on December 31, 2007.

(4)	Does not include accelerated options that were “out of the money” at December 31, 2007.

(5)	Mr. O’Brien resigned from the company effective August 31, 2007 and pursuant to his severance agreement received $170,000 as a severance payment, $20,000 as a previously awarded but unpaid “stay bonus”, and $17,039 as payment for accrued but unused paid-time-off.

(6)	Includes insurance benefits and career coaching services, pursuant to his severance agreement in effect at December 31, 2007.

(7)	Mr. Tierney resigned from the company on January 1, 2007 and, pursuant to his severance agreement in effect at December 31, 2006, received accrued but unpaid salary through December 31, 2006 in the amount of $23,975, accrued vacation and illness time in the amount of $15,000, and severance in the amount of $275,000.

(8)	Includes insurance benefits and career coaching services, pursuant to his severance agreement in effect at December 31, 2006.
Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards				Stock Awards
	Number	Number
	of	of			Number	Market
	Securities	Securities			of	Value of
	Underlying	Underlying			Shares	Shares or
	Unexercised	Unexercised			or Units	Units of
	Options	Options	Option	Option	of Stock That	Stock
	(#)	(#)	Exercise	Expiration	Have Not	That Have
Name	Exercisable	Unexercisable(1)	Price ($)	Date	Vested (#)(1)(2)	Not Vested ($)(3)
Richard B. Stern	16,667	33,333	$2.19	10/4/2011	33,333	$15,000
					500,000	$225,000

Jeffrey F Brotman	—	—	—	—	150,000	$67,500

Michael J. Dolan	—	30,000	$0.98	8/1/2017	—	—

Daniel E. O’Brien(4)	2,500	—	$1.80	8/31/2012	—	—
	10,000	—	$11.75	8/31/2012
	5,000	—	$12.12	8/31/2012

Jon S. Pitcher	—	—	—	—	—	—

Danial J. Tierney(5)	20,000	—	$8.00	1/1/2009	—	—
	40,000	—	$4.50	1/1/2009
	50,000	—	$1.80	1/1/2009
	15,000	—	$12.12	1/1/2009

(1)	On April 18, 2008, we completed an $11.0 million financing through Lampe, Conway & Co., LLC and, in connection therewith issued warrants to LC Capital Master Fund, Ltd. Because the warrants were immediately exercisable, the issuance constituted a “change of control” within the meaning of the Omnibus Plan, and all of the unexercised options became exercisable and all of the unvested restricted stock became vested.

(2)	Mr. Brotman’s restricted stock was originally scheduled to vest 25% on May 15 in each of 2007, 2008, 2009 and 2010. 500,000 shares of Mr. Stern’s restricted stock were originally scheduled to vest 25% on June 16 in each of 2008, 2009, 2010 and 2011; 33,333 shares of Mr. Stern’s restricted stock were originally scheduled to vest 33% on October 4 in each of 2007, 2008 and 2009.

(3)	Market value at December 31, 2007, based on closing market price of the common stock on December 31, 2007 of $0.45.

(4)	The number of exercisable options and expiration dates for Mr. O’Brien are as of December 31, 2007. His options fully vested on the date of his resignation and the grant expiration dates were amended to be five years from date of termination.

(5)	The number of exercisable options and expiration dates for Mr. Tierney are as of December 31, 2007. His options fully vested on the date of his resignation. Grant expiration dates were amended to be the shorter of two years from date of termination or ten years from date of grant. The unexercised options became exercisable on July 1, 2007.
2007 Option Exercises and Stock Vested Table
     The following table sets forth stock options exercised by the Named Executive Officers and each vesting of stock awards during the last fiscal year.

	Option Awards		Stock Awards(1)
	Number of Shares	Value	Number of Shares	Value
	Acquired	Realized	Acquired	Realized
Name	on Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting ($)
Richard B. Stern	—	—	16,667	$15,500	(3)
Jeffrey F. Brotman	—	—	50,000	$130,000	(2)
Michael J. Dolan	—	—	—	—
Daniel E. O’Brien	—	—	—	—
Jon S. Pitcher	—	—	—	—
Danial J. Tierney	—	—	15,000 (4)	$30,750	(5)

(1)	For a discussion of the accelerated vesting of the stock awards, see “Summary Compensation Table,” footnotes 8 and 10.

(2)	Represents the value of restricted stock award calculated by multiplying the number of shares vested by the closing price of our stock on May 15, 2007.

(3)	Represents the value of restricted stock award calculated by multiplying the number of shares vested by the closing price of our stock on October 4, 2007.

(4)	Mr. Tierney’s restricted stock award vested upon his resignation from the company on January 1, 2007.

(5)	Represents the value of restricted stock award calculated by multiplying the number of shares vested by the closing price of our stock on January 3, 2007.

2007 Director Compensation
2007 Directors Fees Paid

	Fees Earned or Paid
	in Cash During 2007	Total
Name(1)(2)	($)	($)
Nancy L. Alperin	27,500	27,500
Tony C. Banks	22,500	22,500
Jeffrey F. Brotman	121,875	121,875
Edward E. Cohen(3)	68,750	68,750
Alan D. Schreiber	27,000	27,000
Harmon S. Spolan	27,000	27,000
John S. White	31,333	31,333

(1)	Effective June 15, 2007, Mr. Brotman receives $225,000 per year for his services as Chairman of the Board of Directors pursuant to a retainer agreement, described in this section.

(2)	Ethan S. Buyon has been omitted from this table since his service as a director did not begin until February 22, 2008 and Kenneth Paull and Thomas S. McNamara have been omitted from this table since their service as directors did not begin until April 23, 2008. Mr. Stern has been omitted from this table as he is a management member of the Board of Directors and is not separately compensated for his service on the Board of Directors. Mr. Douglas B. Falcone has been omitted from this table since his service as a director did not begin until April 18, 2008 and he is a management member of the Board of Directors and will not be separately compensated for his service on the Board of Directors. Effective on April 18, 2008, Ms. Alperin and Messrs. Schreiber, Banks, Spolan and White resigned from the Board of Directors.

(3)	Edward E. Cohen resigned from the board effective June 15, 2007. During the first six months of 2007 when Mr. Cohen served as a director, he was paid a retainer of $68,750 representing the prorated amount of his annual retainer.
     Except for the arrangements described below, unaffiliated members of the Board of Directors are paid an annual retainer of $25,000 and receive $1,000 for each formal meeting of the Board of Directors or a committee they attend. The Chairmen of the Audit, Compensation and Investment Committees are paid an additional retainer of $5,000 per year. None of the directors will receive compensation for their services in 2008.
     Mr. E. Cohen, who served as Chairman of the Executive Committee of the Board of Directors, had the responsibility for Board of Directors oversight between meetings of the Board of Directors and, in connection with this responsibility, was paid a retainer of $150,000 per year.
     On May 31, 2007, Mr. Brotman and the company entered into a retainer agreement with respect to his continuing service as Chairman of the Board of Directors. Under the retainer agreement, Mr. Brotman receives annual base compensation of $225,000, which is reviewed annually to determine if it should be increased. The retainer agreement also provides that Mr. Brotman is eligible to receive an annual bonus each year in an amount determined by a majority of the Board of Directors or the Compensation Committee. For a discussion of termination payments under Mr. Brotman’s retainer agreement, see “Post-Employment Compensation – Other Post Employment Payouts.” Mr. Brotman was paid $54,167 for his services from January 1, 2008 through April 18, 2008. He will not receive any further base compensation under the retainer agreement for 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
     For information relating to the securities issued under the equity compensation plans, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Principal Shareholders
     The following table sets forth the number and percentage of shares of common stock beneficially owned, as of April 23, 2008, by each of the company’s directors and executive officers, all of its directors and executive officers as a group and other persons who beneficially own more than 5% of outstanding voting securities. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares issuable pursuant to options or warrants exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such persons.

		Percent
Beneficial Owner	Number(1)(2)	of Class
Lampe, Conway & Co., LLC(3)	16,374,903	44.9%
680 Fifth Avenue, 12th Floor New York, NY 10019

Douglas B. Falcone(4)	3,550,000	16.5%
5208 N.E. 122nd Avenue Portland, OR 97230

GSO Funds(5)	2,431,212	9.9%
280 Park Avenue New York, NY 10017

Stark Master Fund Ltd.(6)	1,557,479	7.2%
3600 South Lake Drive St. Francis, WI 53235

Loeb Partners Corp.(7)	1,084,178	5.0%
61 Broadway New York, NY 10006

Lance Laifer(8)	1,082,881	5.0%
112 West 27th Street New York, NY 10001

Richard B. Stern	900,000	4.2%
5208 N.E. 122nd Avenue Portland, OR 97230

Jeffrey F. Brotman	200,021	.9%
5208 N.E. 122nd Avenue Portland, OR 97230

Danial J. Tierney(9)	140,000	*
P. O. Box 1177 Brush Prairie, WA 98606

Michael J. Dolan	30,000	*
5208 N. E. 122nd Avenue Portland, OR 97230

Daniel E. O’Brien(10)	17,500	*
5208 N.E. 122nd Avenue Portland, OR 97230

		Percent
Beneficial Owner	Number(1)(2)	of Class
Ethan S. Buyon	1,000	*
16 Vermont Avenue White Plains, NY 10606

Jon S. Pitcher	—	—
5208 N.E. 122nd Avenue Portland, OR 97230

Thomas S. McNamara	—	—
5208 N.E. 122nd Avenue Portland, OR 97230

Kenneth Paull	—	—
5208 N.E. 122nd Avenue Portland, OR 97230

Directors and executive officers as a group (8 persons)	4,831,021	22.4%

*	Represents less than 1 percent.

(1)	The number of common shares that may be obtained upon exercise of options that are currently exercisable as follows: Mr. Richard B. Stern 50,000 shares; Mr. Michael J. Dolan 30,000 shares; and all executive officers and directors as a group, 80,000 shares.

(2)	On April 18, 2008, Mr. Richard B. Stern received an award of 300,000 shares of restricted common stock. The award will vest over three years in equal installments beginning April 18, 2009. On June 15, 2007, Mr. Richard B. Stern received an award of 500,000 shares of restricted common stock. The award was fully vested on April 18, 2008. On October 4, 2006, Mr. Richard B. Stern received an award of 50,000 shares of restricted common stock. On May 15, 2006, Mr. Jeffrey F. Brotman received an award of 200,000 shares of restricted common stock. The award was fully vested on April 18, 2008. The restricted stock awarded, whether or not vested, carries with it stockholder rights, including the right to vote the shares. These restricted shares are included in the number of shares reported as beneficially owned by Messrs. Brotman and Stern.

(3)	This information is based upon a Schedule 13D/A dated and filed with the SEC on April 24, 2008, reporting that Lampe, Conway & Co., LLC (the “Agent”), the investment manager of LC Capital Master Fund, Ltd. (the “Lender”), the Lender, Steven G. Lampe, a managing member of the Agent and Richard F. Conway, a managing member of the Agent, have shared dispositive power with respect to 16,374,903 shares. On February 8, 2008, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with the Lender and Agent, pursuant to which the Lender extended credit in the form of a loan totaling $1,000,000. In connection with the Purchase Agreement, we issued warrants to the Lender to purchase in the aggregate 2,500,000 shares (the “Warrant Shares”) of our common stock at an exercise price initially equal to $0.40 per Warrant Share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits. The warrants may be exercised at any time and expire on February 8, 2015. On April 18, 2008, we entered into a Securities Purchase Agreement (the “Agreement”) with the Lender and Agent, pursuant to which the Lender purchased notes from us totaling $11,000,000. In connection with the Agreement, we issued warrants to the Lender to purchase in the aggregate 12,500,000 shares (the “Additional Warrant Shares”) of our common stock at an exercise price initially equal to $0.28 per Additional Warrant Share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price. The additional warrants may be exercised immediately and expire on April 18, 2015.

(4)	Mr. Falcone joined the company in April 2008 as Chief Operating Officer and Executive Vice President.

(5)	This information is based upon a Schedule 13G/A dated March 3, 2008, and filed with the SEC on March 11, 2008. Each of GSO Credit Opportunities Fund (Helios), L.P., GSO Special Situations Overseas Benefit Plan Fund Ltd., GSO Special Situations Overseas Fund, Ltd. and GSO Domestic Capital Funding LLC, which are collectively referred to as the GSO Funds, holds warrants, which are collectively exercisable for the aggregate amount of 3,072,074 shares of common stock. GSO Special Situations Fund LP owns 100% of the equity in GSO Domestic Capital Funding LLC. GSO Capital Partners LP is the investment manager to each of the GSO Funds and GSO Special Situations Fund LP and is therefore vested with investment discretion with respect to the warrants and the shares of common stock issuable upon exercise of the warrants. GSO LLC is the general partner of GSO Capital Partners LP, and in that capacity, directs its operations. Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover are the managing members of GSO LLC, and in that capacity, direct its operations. As such, each of the GSO Funds, Special Situations Fund LP, GSO Capital Partners LP, GSO LLC, Mr. Goodman, Mr. Smith and Mr. Ostrover may be deemed a beneficial owner of the warrants and the shares of common stock issuable upon exercise of the warrants held by the GSO Funds. The number of shares reflected is equal to 9.99% of our issued and outstanding shares of common stock, as each of the warrants provides that in no event shall the holder of any warrant be entitled to exercise such warrant for any number of shares that, upon giving effect to such exercise, would cause the aggregate number of shares of our common stock owned by the reporting persons to exceed 9.99% of our outstanding shares of common stock following such exercise. The total number of shares for which the warrants are exercisable, absent the foregoing limitation, is 3,072,074.

(6)	This information is based upon a Schedule 13G/A dated February 14, 2008 and filed with the SEC on February 14, 2008, reporting that Michael A. Roth and Brian J. Stark, who direct the management of Stark Offshore Management LLC (“Stark Offshore”), which acts as the investment manager and has sole power to direct the management of Stark Master Fund Ltd., share voting and dispositive power with respect to 1,577,479 shares. All of the foregoing represents an aggregate of 1,557,479 shares of common stock held by Stark Master Fund Ltd.

(7)	This information is based on a Form 13F for the reporting date December 31, 2007.

(8)	Based on information as of April 30, 2007 received from Mr. Lance Laifer, as sole director and principal stockholder of Laifer Capital Management, Inc., Mr. Laifer is the beneficial owner of 1,082,881 shares of common stock. Laifer Capital Management, Inc., has the sole power (i) to vote and to direct the voting of and (ii) to dispose and direct the disposition of 414,914 shares of common stock beneficially owned by Hilltop Partners, L.P., and sole power (i) to vote and to direct the voting of and (ii) to dispose and direct the disposition of 213,266 shares of common stock beneficially owned by Hilltop Offshore #2. Laifer shares with various Wolfson family entities the power to dispose and direct the disposition of 454,701 shares of common stock beneficially owned by the Wolfson entities. The Wolfson entities retain the sole power to vote and direct the voting of the shares of common stock owned by them. Mr. Laifer resigned from the Board of Directors on April 7, 2006.

(9)	Mr. Tierney resigned from the company as Executive Vice President on January 1, 2007.

(10)	Mr. O’Brien resigned from the company as Chief Financial Officer on August 1, 2007, and left the employment of the company effective August 31, 2007.
Changes in Control
     As previously reported in our Form 8-K filed on April 23, 2008 and in our Form 8-K filed on February 11, 2008, each of which is incorporated herein by reference, we issued LC Capital Master Fund, Ltd. warrants to purchase an aggregate of 15,000,000 shares of our common stock, which are currently exercisable. Additionally, in connection with the financing transactions reported in those Forms 8-K, LC Capital Master Fund, Ltd. appointed two directors to our Board of Directors and has the right to appoint an additional director if it holds an aggregate of 2,500,000 warrant shares. If LC Capital Master Fund, Ltd. exercises its warrants or appoints an additional director to our Board of Directors, it may be deemed to constitute a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Transactions with Related Persons
     In determining whether and to what extent we use service providers that have a relationship with any of our officers, directors or major shareholders, the Board of Directors assesses whether such service providers have experience, expertise or knowledge that are required or which would be inefficient and costly to replace. In all cases, we pay fair market value for any services provided by such parties, and any of our officers or directors who may have a relationship with such parties do not participate in the decision to retain such service providers or in their payment.
     In 2007, the law firm of Ledgewood, P.C., provided legal services to us. Mr. Jeffrey F. Brotman, our Chairman of the Board and, from March 13, 2006 to June 15, 2007 our President and Chief Executive Officer, was the President and Managing Partner of the law firm from 1992 to March 2006. He remained of counsel at Ledgewood until June 2007. Fees paid to such firm were $361,823 in 2007 and $506,000 in 2006.

     In 2006, the law firm of Wolf, Block, Schorr & Solis-Cohen LLP provided legal services to us. Mr. Hersh Kozlov, who was one of our directors until his resignation on December 29, 2006, is a partner of such firm. Fees paid to such firm were $279,000 in 2006.
Director Independence
     The Board of Directors currently consists of six directors, three of whom the Board of Directors has determined are independent within the meaning of Rule 10A-3(b) promulgated under the Exchange Act and NASD Rules 4200(a)(15) and 4350(d), the rules of the Nasdaq Stock Market upon which we were listed until April 24, 2008. The independent directors are Messrs. Paull, McNamara and Buyon and the other directors are Messrs. Brotman, Stern and Falcone. Ms. Alperin, and Messrs. Schreiber, Spolan, Banks and White also served as directors during 2007 and were considered independent directors within the meaning of NASD Rules 4200(a)(15) and 4350(d). The standing committees of the Board of Directors are the Audit Committee, Compensation Committee, Executive Committee and Investment Committee. The Board of Directors as a group fulfills the nominating committee functions and nominees must be approved by a majority of the independent directors of our Board of Directors. The members of the Audit Committee and Compensation Committee meet the independence standards set forth in Rule 10A-3(b) promulgated under the Exchange Act and the independence standards set forth in the Nasdaq listing standards.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Our independent registered public accounting firm for the fiscal year ended December 31, 2006 was PricewaterhouseCoopers LLP (“PwC”). On December 29, 2006, PwC advised us that it declined to stand for reappointment as our independent registered public accounting firm to provide future services after completion of procedures regarding Form 10-Q for the quarter ended September 30, 2006 and completion of services related to the audit of our financial statements as of and for the year ending December 31, 2006 and the Form 10-K in which such financial statements were included. This decision was accepted by our Audit Committee.
     On June 7, 2007, we engaged McGladrey & Pullen, LLP (“McGladrey”) as our new principal accountant for 2007. We have selected McGladrey to be our principal accountant for 2008 as well.
     We incurred the following fees for services performed by McGladrey and PwC for fiscal years 2007 and 2006:
     Audit Fees: The aggregate fees billed by McGladrey for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2007, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2007, and assistance with the review of documents filed with the SEC for 2007 were $710,761. Fees billed by PwC for the audit of our annual financial statements for 2006, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2006, and for assistance with review of documents filed with the SEC for 2006 were $1,911,000. Audit fees for 2006 include fees billed in connection with the audit of the statutory financial statements of our United Kingdom subsidiaries. Audit fees for 2006 also included the audit of management’s report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
     Audit-Related Fees: The aggregate fees billed by PwC for audit-related services were $22,000 in 2006. Audit-related services included the audit of TRM Inventory Funding Trust, the vehicle that provides us with cash to supply its ATMs. We did not incur any audit-related fees from McGladrey during 2007.
     Tax Fees: The aggregate fees billed by PwC for professional tax services were $135,000 in 2006. Professional tax services during 2006 consisted of compliance, planning and advice relating to United States, United Kingdom and Canadian taxes. We did not incur any fees for tax services from McGladrey during 2007.
     All Other Fees: None.
     The entirety of services provided by McGladrey for 2007 and PwC for 2006 were provided by full-time employees of McGladrey and PwC.
     Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the audit committee of that company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions as set forth in Rule 2-01(c)(7)(i)(C) under the Exchange Act are met. All of the audit-related and tax services described above were pre-approved by our Audit Committee and, therefore, were not provided pursuant to a waiver of the pre-approval requirements set forth in such rule.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report
1.	Financial Statements
2.	Financial Statement Schedules:
II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits:
(a)	The exhibits listed below are filed as part of this report

Exhibit
Number

2.1	Share Purchase Agreement dated May 18, 2006 between TRM Copy Centers (USA) Corporation, and Digital 4 Convenience PLC, (incorporated herein by reference to Exhibit 2.1 of Form 10-K for the fiscal year ended December 31, 2006)

2.2	Asset Purchase Agreement dated December 14, 2006 between TRM (Canada) Corporation, EZEE ATM LP, and TRM Corporation (incorporated herein by reference to Exhibit 2.2 of Form 10-K for the fiscal year ended December 31, 2006)

2.3	Asset Purchase Agreement dated December 13, 2006, by and among Skyview Capital, LLC, TRM Copy Centers, LLC, TRM Corporation, and TRM Copy Centers (USA) Corporation (incorporated herein by reference to Exhibit 2.3 of Form 10-K for the fiscal year ended December 31, 2006)

2.4	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited (incorporated herein by reference to Exhibit 2.4 of Form 10-K for the fiscal year ended December 31, 2006)

2.5	Asset Purchase Agreement dated June 19, 2007 between TRM (Canada) Corporation and Multitech Services Inc. (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the period ended March 31, 2007)

3.1	(a) Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

(b) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

Exhibit
Number

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.4	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2006)

4.5	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on November 22, 2006)

4.6	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on November 22, 2006)

4.7	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on November 22, 2006)

4.8	Warrant to LC Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.8 of Form 10-K for the fiscal year ended December 31, 2007)

10.1	a)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

	b)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

	c)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

	d)	Lease dated August 10, 1994 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s corporate headquarters in Portland, Oregon) (incorporated herein by reference to Exhibit 10.4 of Form 10-K for the fiscal year ended June 30, 1995)

	e)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2 (e) of Form 10-K for the fiscal year ended December 31, 2003)

10.2	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)

10.3	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005)

	b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

	c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)

10.4	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.5	Form of Stock Option Agreements:
a)	For option grants before fiscal 1994 (incorporated herein by reference to Exhibit 10.9 of Form S-1 dated November 8, 1991 [No. 33-43829])

b)	For option grants during fiscal 1994 (incorporated herein by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended June 30, 1994)

c)	For option grants during fiscal 1995 (incorporated herein by reference to Exhibit 10.8 of Form 10-K for the fiscal year ended June 30, 1995)

Exhibit
Number

10.6	Employment Agreements:
a)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

b)	Employment Agreement dated May 21, 2007, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.6(c) of Form 10-Q for the period ended March 31, 2007)

c)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference as Exhibit 10.6(d) of Form 10-K for the fiscal year ended December 31, 2006)

d)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(e) of Form 10-K for the fiscal year ended December 31, 2006)

e)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

f)	Retainer Agreement dated May 31, 2007 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.6(b) of Form 10-Q for the period ended March 31, 2007)

g)	Employment Agreement dated August 1, 2007 by and between TRM Corporation and Michael Dolan (incorporated herein by reference to Exhibit 10.6(a) of Form 10-Q for the period ended June 30, 2007)

h)	Severance Agreement and Release of Claims dated September 17, 2007, by and between TRM Corporation and Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on September 19, 2007)

i)	Retention and Severance Agreement dated November 2, 2006 by and between TRM Corporation and Jon Pitcher

10.7	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)
b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)

c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corporation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)

10.8	a)	Loan and Servicing Agreement dated March 17, 2000 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)
b)	Third Amendment to Loan and Servicing Agreement dated as of April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

c)	Fourth Amendment to Loan and Servicing Agreement dated as of July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

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

Exhibit
Number

g)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

h)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10(c) of
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

o)	Fifteenth Amendment to Loan and Servicing Agreement dated as of December 21, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(o) of
Form 10-K for the fiscal year ended December 31, 2007)

10.9	a)	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)
b)	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

Exhibit
Number

10.10	a)	Credit Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.8 of Form 10-Q filed for the quarter ended June 30, 2006)
b)	Second Lien Loan Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.9 of Form 10-Q filed for the quarter ended June 30, 2006)

c)	Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006 (incorporated herein by reference to Exhibit 10.10 of Form 10-Q filed for the quarter ended June 30, 2006)

d)	First Amendment to Credit Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, as Borrowers, the subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent and as a Lender and GSO Origination Funding Partners, LP, as a Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 22, 2006)

e)	Amended and Restated Second Lien Loan Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, GSO Origination Funding Partners LP, and the other lenders identified therein (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 22, 2006)

f)	Supplemental Deed Amending a Facility Agreement dated November 2006, by and among TRM (ATM) Limited, GSO Luxembourg Onshore Funding SarL, Wells Fargo Foothill, Inc. and TRM Corporation (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 22, 2006)

g)	Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)

10.11	a)	Securities Purchase Agreement dated February 8, 2008 by and among TRM Corporation, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC (incorporated herein by reference to Exhibit 10.11(a) of Form 10-K for the fiscal year ended December 31, 2007)

	b)	Registration Rights Agreement dated February 8, 2008 between TRM Corporation and LC Capital Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.11(b) of Form 10-K for the fiscal year ended December 31, 2007)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Accounting Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on April 29, 2008.

TRM CORPORATION
By:	/s/ Richard B. Stern
Richard B. Stern
President and Chief Executive Officer

POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on April 29, 2008 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Richard B. Stern	President and Chief Executive Officer

Richard B. Stern	(Principal Executive Officer)

/s/ Michael J. Dolan	Chief Financial Officer

Michael J. Dolan	(Principal Financial Officer)

/s/ Jon S. Pitcher	Principal Accounting Officer

Jon S. Pitcher	(Principal Accounting Officer)

/s/ Jeffrey F. Brotman	Director

Jeffrey F. Brotman

/s/ Douglas B. Falcone	Director

Douglas B. Falcone

/s/ Kenneth Paull	Director

Kenneth Paull

/s/ Ethan S. Buyon	Director

Ethan S. Buyon

/s/ Thomas S. McNamara	Director

Thomas S. McNamara

EXHIBIT INDEX

Exhibit
Number

2.1	Share Purchase Agreement dated May 18, 2006 between TRM Copy Centers (USA) Corporation, and Digital 4 Convenience PLC, (incorporated herein by reference to Exhibit 2.1 of Form 10-K for the fiscal year ended December 31, 2006)

2.2	Asset Purchase Agreement dated December 14, 2006 between TRM (Canada) Corporation, EZEE ATM LP, and TRM Corporation (incorporated herein by reference to Exhibit 2.2 of Form 10-K for the fiscal year ended December 31, 2006)

2.3	Asset Purchase Agreement dated December 13, 2006, by and among Skyview Capital, LLC, TRM Copy Centers, LLC, TRM Corporation, and TRM Copy Centers (USA) Corporation (incorporated herein by reference to Exhibit 2.3 of Form 10-K for the fiscal year ended December 31, 2006)

2.4	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited (incorporated herein by reference to Exhibit 2.4 of Form 10-K for the fiscal year ended December 31, 2006)

2.5	Asset Purchase Agreement dated June 19, 2007 between TRM (Canada) Corporation and Multitech Services Inc. (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the period ended March 31, 2007)

3.1	(a) Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

(b) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.4	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2006)

4.5	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on November 22, 2006)

4.6	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on November 22, 2006)

4.7	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed on November 22, 2006)

4.8	Warrant to LC Master Fund, Ltd. (incorporated herein by reference to Exhibit 4.8 of Form 10-K for the fiscal year ended December 31, 2007)

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

a)      Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

b) Employment Agreement dated May 21, 2007, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.6(c) of Form 10-Q for the period ended March 31, 2007)

c)      Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference as Exhibit 10.6(d) of Form 10-K for the fiscal year ended December 31, 2006)

d)      Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(e) of Form 10-K for the fiscal year ended December 31, 2006)

e) Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

f) Retainer Agreement dated May 31, 2007 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.6(b) of Form 10-Q for the period ended March 31, 2007)

g) Employment Agreement dated August 1, 2007 by and between TRM Corporation and Michael Dolan (incorporated herein by reference to Exhibit 10.6(a) of Form 10-Q for the period ended June 30, 2007)

h)      Severance Agreement and Release of Claims dated September 17, 2007, by and between TRM Corporation and Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on September 19, 2007)

i) Retention and Severance Agreement dated November 2, 2006 by and between TRM Corporation and Jon Pitcher

Exhibit
Number

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

h)      Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10(c) of Form 10-K for the fiscal year ended December 31, 2004)

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

Exhibit
Number

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

o)      Fifteenth Amendment to Loan and Servicing Agreement dated as of December 21, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(o) of Form 10-K for the fiscal year ended December 31, 2007)

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

Exhibit
Number

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

g) Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)

10.11
a)      Securities Purchase Agreement dated February 8, 2008 by and among TRM Corporation, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC (incorporated herein by reference to Exhibit 10.11(a) of Form 10-K for the fiscal year ended December 31, 2007)

b)      Registration Rights Agreement dated February 8, 2008 between TRM Corporation and LC Capital Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.11(b) of Form 10-K for the fiscal year ended December 31, 2007)

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