Form 10-Q
period 2008-03-31
TRM CORP
filed 2008-05-15
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,485,619 shares of common stock outstanding at May 12, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. EXHIBITS
SIGNATURE
Stock Purchase Agreement
Amended and Restated Warrant to GSO Credit Opportunities Fund (Helios), L.P.
Amended and Restated Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd
Amended and Restated Warrant to GSO Special Situations Fund Ltd.
Amended and Restated Warrant to GSO Domestic Capital Funding Partners LP.
Warrant to LC Capital Master Fund, Ltd.
Employment Agreement dated April 18, 2008 by and between TRM Corporation and Douglas Falcone.
Sixteenth Amendment to Loan and Servicing Agreement
Securities and Purchase Agreement
Amended and Restated Registration Rights Agreement
Guarantee and Collateral Agreement
Amended and Restated Settlement Agreement
Guarantee and Collateral Agreement
Subordinated Promissory Note issued to Douglas Falcone on April 18, 2008.
Vault Cash Agreement dated April 18, 2008 between TRM Corporation and Douglas Falcone.
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	December 31,	March 31,
	2007	2008
Assets
Current assets:
Cash	$3,859	$4,896
Restricted cash	3,073	2,675
Accounts receivable, net	2,611	2,115
Inventories	50	50
Prepaid expenses and other	369	1,019
Deferred financing costs	172	1,121
Restricted cash – TRM Inventory Funding Trust	61,805	63,905

Total current assets	71,939	75,781
Equipment, less accumulated depreciation	4,222	3,863
Goodwill	16,748	16,748
Intangible assets, less accumulated amortization	585	617
Other assets	795	760

Total assets	$94,289	$97,769

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,099	$6,104
Income taxes payable	36	25
Accrued expenses	9,929	8,973
Term loan	2,051	—
TRM Inventory Funding Trust note payable	58,505	61,520

Total current liabilities	76,620	76,622

Term loans and other debt	—	3,138
Settlement agreement due after one year	3,009	2,699

Total liabilities	79,629	82,459

Minority interest	1,500	1,500

Commitments and contingencies (note 9)

Shareholders’ equity:
Common stock, no par value - 50,000 shares authorized; 17,213 shares issued and outstanding	136,181	137,267
Additional paid-in capital	63	63
Accumulated deficit	(123,084)	(123,520)

Total shareholders’ equity	13,160	13,810

Total liabilities and shareholders’ equity	$94,289	$97,769

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
Three months ended March 31, 2007 and 2008
(Unaudited)
(In thousands, except per share data)

	2007	2008
Sales	$22,899	$18,065
Less discounts	14,268	10,627

Net sales	8,631	7,438
Cost of sales:
Cost of vault cash	1,445	982
Other	4,442	3,716

Gross profit	2,744	2,740
Selling, general and administrative expense (including non-cash stock compensation of $80 in 2007 and $158 in 2008)	5,304	2,909
Restructuring charges (Note 10)	963	—

Operating loss	(3,523)	(169)
Interest expense and amortization of debt issuance costs	35	315
Loss on early extinguishment of debt	4,035	—
Other expense, net	138	(48)

Loss from continuing operations	(7,731)	(436)
Income from discontinued operations	5,500	—

Net loss	$(2,231)	$(436)

Weighted average common shares outstanding	17,137	17,213
Basic and diluted income (loss) per share:
Continuing operations	$(.45)	$(.03)
Discontinued operations	.32	—

Net loss	$(.13)	$(.03)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(In thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amounts	capital	deficit	Total
Balances, December 31, 2007	17,213	$136,181	$63	$(123,084)	$13,160
Net loss	—	—	—	(436)	(436)
Stock option expense	—	9	—	—	9
Restricted stock expense	—	149	—	—	149
Issuance of warrants in connection with new debt	—	928	—	—	928

Balances, March 31, 2008	17,213	$137,267	$63	$(123,520)	$13,810

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Three months ended March 31, 2007 and 2008
(Unaudited)
(In thousands)

	2007	2008
Operating activities:
Net loss	$(2,231)	$(436)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges and asset write-downs	2,701	—
Depreciation and amortization	1,302	527
Non-cash stock compensation	80	158
Loss (gain) on disposal of equipment	4	—
Provision for doubtful accounts	—	87
Loss on early extinguishment of debt	4,035	—
Gain on sale of discontinued operations	(7,181)	—
Cumulative foreign currency translation adjustments recognized in income	(2,622)	—
Changes in items affecting operations, net of effects of business dispositions:
Restricted cash	(4,563)	398
Accounts receivable	(398)	409
Inventories	191	100
Prepaid expenses and other	583	(650)
Accounts payable	1,202	5
Income taxes payable	(1)	(11)
Accrued expenses and settlement agreement	2,716	(1,266)

Total operating activities	(4,182)	(679)

Investing activities:
Proceeds from sale of equipment	12	—
Capital expenditures	(33)	(36)
Proceeds from sale of discontinued operations	99,169	—
Acquisition of intangible and other assets	(61)	(250)

Total investing activities	99,087	(286)

Financing activities:
Borrowings on notes payable	1,118	1,087
Repayment of notes payable	(98,409)	—
Principal payments on capital lease obligations	(26)	—
Decrease (increase) in restricted cash – TRM Inventory Funding Trust	3,011	(2,100)
Proceeds (repayments) of TRM Inventory Funding Trust note, net	(3,234)	3,015
Proceeds from exercise of stock options	23	—
Other capital additions	53	—

Total financing activities	(97,464)	2,002

Effect of exchange rate changes	(1,014)	—

Net increase (decrease) in cash and cash equivalents	(3,573)	1,037
Beginning cash and cash equivalents, including $3,302 classified as assets held for sale at December 31, 2006	8,086	3,859

Ending cash and cash equivalents	$4,513	$4,896

Supplemental cash flow information:
Non-cash transaction -
Issuance of warrants in connection with new debt	$—	$928
Payments:
Cash paid for interest	$975	$101
Cash paid for income taxes	$—	$11
See accompanying notes to consolidated financial statements.

TRM Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Interim Financial Data
     The consolidated financial statements of TRM Corporation and its subsidiaries included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2008.
2. Net Loss Per Share
     Basic and diluted net loss per share are based on the weighted average number of shares outstanding during each period, with diluted net loss per share including the effect of potentially dilutive securities. For diluted net loss per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. For the three-month periods ended March 31, 2007 and 2008 our stock options, warrants and shares of unvested restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
3. Equipment:

	December 31,	March 31,
	2007	2008
	(in thousands)
ATMs	$7,764	$7,205
Computer equipment	5,200	5,233
Furniture and fixtures	1,150	1,150

	14,114	13,588
Accumulated depreciation	(9,892)	(9,725)

	$4,222	$3,863

4. Notes Payable and Other Debt:

	December 31,	March 31,
	2007	2008
	(in thousands)
Term Loan B	$2,051	$2,138
Lampe Note	—	1,000

	2,051	3,138
Less Current	2,051	0

Non-Current	$0	$3,138

     Because we were uncertain whether we could comply with all of the terms of our Term Loan B, as of December 31, 2007, we classified the entire balance of the loan as a current liability on our balance sheet. In April 2008, we refinanced both the Amended and Restated Second Lien Loan Agreement, dated as of November 20, 2006, by and among us, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as borrowers, the subsidiaries of the borrowers identified therein, as the guarantors, Wells Fargo Foothill, Inc., as administrative agent, GSO Origination Funding Partners, LP, a Delaware limited partnership, and the other lenders from time to time party thereto (the “Term Loan B”), and the $1,000,000 Lampe Note described below with the new Lampe Loan Facility described below. As a result, in our March 31, 2008 balance sheet, we have classified both of these loans as long-term liabilities.
     Subsequent Event – New Lampe Loan Facility
     On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LC Capital Master Fund, Ltd. as lender (the “Lender”) and Lampe, Conway & Co., LLC as administrative and collateral agent (the “Lampe Loan Facility”). We used proceeds from this loan primarily to pay (1) the remaining balance of our Term Loan B that we owed to GSO Origination Funding Partners and the other lenders, (2) the previous $1.0 million we borrowed from LC Capital Master Fund, Ltd. in February 2008, (3) $1.0 million we owed under a settlement agreement with the purchaser of our United Kingdom and German ATM businesses, (4) the $2.5 million settlement we owed to eFunds Corporation and (5) the cash portion of the purchase price for our acquisition of Access to Money as discussed in Note 11. The $11.0 million note from the Lender bears interest at 13%, payable semiannually, and is due in April 2011. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments and to meet quarterly minimum Consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs. The borrowings pursuant to the Lampe Loan Facility are collateralized by substantially all of our assets and the assets of our subsidiaries.
     In connection with the Lampe Loan Facility, we granted warrants to the Lender to purchase up to 12,500,000 shares of our common stock at an exercise price initially equal to $.28 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price. The warrants are exercisable at any time and expire on April 18, 2015. We have agreed to register the shares subject to the warrants. Using the Black-Scholes valuation model, we estimated the total fair value of the warrants issued to the Lender to be approximately $5.9 million. The fair value of the warrants, together with legal and other fees relating to the Lampe

Loan Facility will be recorded as deferred financing costs and amortized over the term of the loan.
     Term Loan B
     The balance we owed under our Term Loan B as of March 31, 2008 was the remaining outstanding balance of borrowings under a credit facility established in June 2006, pursuant to which we borrowed approximately $111 million from GSO Origination Funding Partners LP and other lenders. Interest on our Term Loan B was at LIBOR plus 12% (14.70% as of March 31, 2008). Term Loan B was due in June 2012. The borrowings pursuant to Term Loan B were collateralized by substantially all of our assets and the assets of our subsidiaries.
     Lampe Note
     On February 8, 2008, we entered into a Securities Purchase Agreement with LC Capital Master Fund, Ltd., as Lender, and Lampe, Conway & Co., LLC, as administrative agent (the “Original Securities Purchase Agreement”), pursuant to which we borrowed $1 million. The $1 million note issued from LC Capital Master Fund, Ltd. (the “Lampe Note”) bore interest equal to adjusted LIBOR (as defined in the Original Securities Purchase Agreement) plus (i) 5% per annum for each interest period for which we paid interest in cash or (ii) 15% per annum for each interest period for which we did not pay interest in cash. As of March 31, 2008, the interest rate on the Lampe Note was approximately 17.7%. The Original Securities Purchase Agreement did not allow us to pay interest in cash until our Term Loan B was paid in full. The loan matured on the earliest of December 6, 2012 or immediately following our repayment of Term Loan B. The Lampe Note was unsecured, but payment of principal and interest was guaranteed by our subsidiaries, TRM ATM Corporation, Access Cash International LLC, TRM Copy Centers (USA) Corporation and TRM ATM Acquisition Corporation.
     In connection with the Original Securities Purchase Agreement, we granted warrants to the Lender to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits, or if we issue common stock, or securities convertible into common stock, at a lower price. Upon issuance of the warrants with a lower exercise price to the Lender in April 2008, the exercise price of these warrants was automatically reduced to $.28 per share. The warrants are exercisable at any time and expire on February 8, 2015. We have agreed to register the shares subject to the warrants.
     Using the Black-Scholes valuation model, we estimated the fair value of the warrant issued to the Lender to be approximately $928,000. We recorded the fair value of the warrant, together with $63,000 of legal fees incurred as deferred financing costs to be amortized over the term of the loan. Since this loan was paid in full in April 2008, the remaining balance of the deferred financing costs including an additional $253,000, which was the result of the revaluation of the warrant issued in February 2008, will be charged to expense and classified as a loss on early extinguishment of debt in the second quarter of 2008.

     Settlement Agreement
     In November 2007, we entered into a settlement agreement with Notemachine Limited (“Notemachine”), relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007. Pursuant to the settlement agreement, we agreed to repay £3,250,000 (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale. As of March 31, 2008, we owed £1,963 (approximately $3.9 million) pursuant to the settlement agreement. Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1,410,000. We also executed an amended settlement agreement with Notemachine on April 18, 2008 (the “Amended Settlement Agreement”) under which the outstanding balance is due in monthly payments of £71,212 including interest at 15% per annum through March 2010. Earlier payment is required if we obtain sufficient financing or accumulate a certain level of surplus cash (both as defined in the amended settlement agreement). Under the amended settlement agreement, our liability to Notemachine is collateralized by a security interest in substantially all of our assets and the assets of our subsidiaries, which security interest is subordinate to the security interest granted to Lender, under the Lampe Loan Facility.
     TRM Inventory Funding Trust Note Payable
     In March 2008, we notified our current vault cash provider that we intend to terminate our current vault cash arrangement during the second quarter of 2008 and that we have made arrangements with another provider of vault cash that we believe will provide vault cash for us at a lower cost. We have used the new vault cash provider for a small test sample of our ATMs which is a violation of the covenants of the Loan and Servicing Agreement. Although we expect our current provider to cooperate in our transition to a new vault cash provider, our current provider could declare us to be in default of TRM Inventory Funding Trust’s Loan and Servicing Agreement and demand immediate repayment of our vault cash liability. Because our vault cash provider has the right to demand immediate repayment, we have classified the balance of the TRM Inventory Funding Trust note payable as a current liability and the related restricted cash as a current asset in the accompanying consolidated balance sheet.
5. Shareholders’ Equity
     Stock-Based Compensation
     Stock-based compensation expense, which is included in selling, general and administrative expense during the three months ended March 31, 2007 and 2008 was as follows (in thousands):

	2007	2008
Option grants	$(23)	$9
Restricted shares	103	149

Total stock-based compensation expense	$80	$158

     A summary of stock option activity during the three months ended March 31, 2008 follows:

	Number of	Weighted average
	shares	exercise price
Outstanding January 1, 2008	276,625	$4.62
Options granted	—	—
Options exercised	—	—
Options forfeited	(7,500)	9.75

Outstanding March 31, 2008	269,125	4.47

     As of March 31, 2008, options to purchase 205,792 shares of common stock at a weighted average exercise price of $5.35 per share were vested and exercisable.
     As of December 31, 2007, 686,393 unvested shares of restricted stock were outstanding. During the three months ended March 31, 2008, no new shares of restricted stock were granted, none vested and none were forfeited.
     Warrants issued in connection with our new borrowing in April 2008 triggered a “change in control” provision in our Omnibus Stock Incentive Plan, resulting in immediate vesting, as of April 18, 2007, of all of our outstanding stock options and restricted stock grants. As a result of this vesting, in April 2008, we will estimate the fair value of the revised options and restricted stock grants, and will charge to expense any excess of the fair value of those revised options and restricted stock grants over their remaining unamortized value together with the remaining unamortized value of the options and restricted stock grants based on their original issuance terms.
     Common Stock Warrants
     In November 2006, we granted to the holders of our Term Loan B warrants to purchase 3,072,074 shares of our common stock at $1.3638 per share. Pursuant to the terms of these warrants, the price per share was reduced to $.40 in February 2008 and further to $.28 in April 2008 upon issuance of the warrants to the Lender. See Note 4.
     As described further in Note 4, we also have outstanding warrants granting the Lender rights to acquire 2,500,000 and 12,500,000 shares of common stock at $.28 per share.
     We have agreed to register the shares subject to all of our outstanding warrants.

6. Provision for Income Taxes
     We have recorded no benefit from our losses for the first quarters of 2007 or 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. As of March 31, 2008, we have net operating losses of approximately $42 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2028, and our Canadian subsidiary has net operating loss carryforwards of approximately $15 million available to offset future taxable income in Canada which expire in the years 2009 through 2017. However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.
7. Geographic Information
     Substantially all of our revenues from continuing operations for the three months ended March 31, 2007 and 2008 were derived from sales to customers in the United States. As of March 31, 2008, substantially all of our assets were located in the United States.
8. Discontinued Operations and Sales of Businesses
     During 2006 and 2007 we sold all of our photocopy operations and all of our ATM operations outside the United States. As a result, the operations of our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses are shown as discontinued operations in the accompanying statement of operations for the three months ended March 31, 2007.
     Net revenues of discontinued operations for the three months ended March 31, 2007 through the dates of sale were as follows (in thousands):

Canada photocopy	$525
United States photocopy	1,368
United Kingdom ATM	1,653
Germany ATM	130

$3,676

     Pretax income (loss) from discontinued operations for the three months ended March 31, 2007 through the dates of sale was as follows (in thousands):

		Gain on
	Operations	Sale	Total
Canada photocopy	$(2,916)	$—	$(2,916)
United States photocopy	398	833	1,231
Canada ATM	(113)	2,550	2,437
United Kingdom ATM	(1,617)	6,420	4,803
Germany ATM	(55)	—	(55)

	$(4,303)	$9,803	$5,500

9. Commitments and Contingent Liabilities
     We are a defendant in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.
     We guaranteed certain equipment lease payments for TRM Copy Centres (UK) Ltd. when that company was our subsidiary. In June 2006 we sold all of the outstanding shares of that subsidiary to an unrelated third party. In October 2007 (the most recent date for which we have information from the lessor) the remaining balance payable under the leases we guarantee was £331,000 (approximately $656,000).
10. Corporate Restructuring
     In connection with the corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we made significant staff reductions, including elimination by the end of May 2007 of substantially all of our United States field service employees. We also vacated leased warehouse and office space occupied by the terminated employees.
     During the first quarter of 2007, we paid severance to terminated employees of $77,000 and accrued additional severance of $90,000 at the end of the quarter that was paid primarily in April and May 2007. We also vacated warehouse and office space in eleven United States locations. The vacated space was leased under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we will incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties.
     The costs for both severance payments and vacated leases are included in restructuring charges in our statement of operations for the three months ended March 31, 2007.
11. Subsequent Event – Access to Money Acquisition
     On April 18, 2008, we acquired all of the capital stock of LJR Consulting Corp., doing business as Access To Money (“Access To Money”), an independent ATM deployer. The purchase price consisted of $4,250,000 in cash, 3,550,000 shares of our common stock valued at $995,535, and a note payable to the former owner of Access To Money in the amount of $9,754,465 bearing interest at 13% per annum with interest payable quarterly and the principal balance due April 18, 2015. Payments under this promissory note are subordinated to the payment in full of the amount under the Securities Purchase Agreement and the Amended Settlement Agreement with Notemachine.

12. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157 “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 became effective for us beginning in 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 became effective for us beginning in 2008. Our adoption of SFAS No. 159 did not have a material impact on our results of operations, financial position or cash flows.
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
     Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of the risks and uncertainties that may impact our business in Item 1A — “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2007. Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise except as required under the federal securities laws and the rules and regulations of the SEC.
Overview
     During 2006 we operated ATM networks in the United States, United Kingdom, Canada and Germany, and we operated photocopier networks in the United States, United Kingdom and Canada. Between June 2006 and June 2007, we sold our photocopier businesses and our foreign ATM businesses and used substantially all of the net proceeds from those sales to pay debt. Our remaining debt under a credit facility pursuant to which we owed $99.3 million at the end of 2006 was $2.1 million as of December 31, 2007. In April 2008, we borrowed $11.0 million which we used to pay the remaining balance due under our 2006 financing arrangement, together with other debts. We also used a portion of the proceeds from our April 2008 borrowing to pay the cash portion of the purchase price of LJR Consulting Corp., doing business as Access To Money (“Access To Money”), an ATM operator that we acquired in April 2008. Effective April 18, 2008, our consolidated results of operations will include the operations of Access To Money. During the first quarter of 2008, our United States ATM networks had an average of 8,117 transacting ATMs compared to an average of 10,808 transacting ATMs during the first quarter of 2007. At the time we acquired Access To Money, it had 4,248 transacting ATMs.

     We had a $7.7 million loss from continuing operations in the first quarter of 2007, including a $4.0 million loss on early extinguishment of debt. In the first quarter of 2008, we had a loss from continuing operations of $436,000.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
ATM Results of Operations – Continuing Operations

	2007		2008
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)
Transaction-based sales	$21,376	100.0%	$16,424	100.0%
Less discounts	14,268	66.7	10,627	64.7

Net transaction-based sales	7,108	33.3%	5,797	35.3%

Service and other sales	1,178		1,183
Sales of ATM equipment	345		458

Net sales	8,631		7,438
Cost of sales:
Cost of vault cash	1,445		982
Other	4,442		3,716

Gross profit	$2,744		$2,740

Operating data:
Average number of transacting ATMs	10,808		8,117
Withdrawal transactions	9,073,262		6,746,827
Average withdrawals per ATM per month	280		277
Average transaction-based sales per withdrawal transaction	$2.35		$2.43
Average discount per withdrawal transaction	$1.57		$1.57
Net transaction-based sales per withdrawal transaction	$.78		$.86
Sales
     For the first quarter of 2008, sales from continuing operations decreased by $4.8 million, or 21%, to $18.1 million from $22.9 million for the first quarter of 2007.
     The $4.8 million decrease in ATM sales was primarily a result of a $5.0 million decrease in transaction-based sales, offset by a $113,000 increase in sales of ATM equipment.
     The $5.0 million decrease in transaction-based sales resulted from a 24.9% decrease in the average number of transacting ATMs in our networks, primarily as a result of attrition of the contracts acquired from eFunds Corporation in November 2004 and approximately 1,300 ATMs that failed to meet Triple Data Encryption standards and that were disabled January 1, 2008. We anticipate that some number of these merchants may ultimately contact us to upgrade their machines. Additionally, approximately 600 merchant machines operated on a limited basis under extension agreements with a few networks, with approximately 75 of these machines awaiting upgrade parts; we anticipate that the majority of these machines will be upgraded by May 30, 2008.
     The decrease in the number of ATMs in our network was partially offset by a 3.4% increase in average transaction-based sales per withdrawal transaction.
Sales Discounts
     Sales discounts decreased to $10.6 million in the first quarter of 2008 from $14.3 million in the first quarter of 2007. Sales discounts as a percentage of transaction-based sales decreased to 64.7% in the first quarter of 2008 from 66.7% in the first quarter of 2007. The decrease in the number of ATMs in our networks has been primarily in the merchant-owned, merchant-cashed portion of our estate, causing the percentage of machines for which we provide cash to increase. Since the discounts on the machines for which we provide cash are generally lower than the discounts for machines for which merchants provide cash, our discounts as a percent of transaction-based sales have decreased.
Cost of Sales
     Although sales from continuing operations decreased by $4.8 million in the first quarter of 2008 compared to the first quarter of 2007, discounts and cost of sales decreased as well, resulting in gross profit for the first quarter of 2008 almost exactly equal to gross profit for the first quarter of 2007.
     Our cost of vault cash decreased by $463,000 to $982,000 for the first quarter of 2008 from $1,445,000 for the first quarter of 2007. The number of ATMs for which we provide cash has decreased by 10% from March 31, 2007 to March 31, 2008, and the total amount of vault cash in our system has decreased by 10%, to $63.9 million at March 31, 2008 from $70.7 million at March 31, 2007. In addition, the interest rate on our vault cash facility has decreased to 4.05% as of March 31, 2008 from 7.17% at March 31, 2007 due to decreased commercial paper interest rates and .4% reduction in the markup we pay to the lender under our vault cash facility.
     As a result of the sale of our United States photocopy business in January 2007, we determined that it would be more economical to hire third parties to perform maintenance on our equipment and on merchants’ equipment where that is our responsibility. As of the end of 2006, we had 129 field service employees in the United States, and had reduced this number to nine by the end of the first quarter of 2007 and to zero by the first quarter of 2008. As a result of the phase-out of our field service staff, our labor cost included in cost of sales was reduced from $508,000 in the first quarter of 2007 to zero in the first quarter of 2008. In addition, our parts expense decreased by $281,000 and our auto expense decreased by $212,000, as these expenses were borne by third parties in the first quarter of 2008. These expense reductions, totaling $1,001,000, were partially offset by a $668,000 increase in our third party service cost, resulting in a $333,000 net reduction in our equipment maintenance expense.

     Our ATM processing costs, telecommunication costs and armored car carrier costs decreased by $230,000, or approximately 12%, due to reductions in the volume of transactions and number of ATM machines for which we provide cash and telecommunications services.
Selling, General and Administrative Expense
     Selling, general and administrative expense attributed to continuing operations decreased by $2.4 million to $2.9 million in the first quarter of 2008 from $5.3 million in the first quarter of the prior year. Selling, general and administrative expense as a percent of sales decreased to 16.1% in the first quarter of 2008 from 23.2% in the first quarter of the prior year. Specific decreases included:
•	Labor costs decreased by $911,000, or approximately 47%. In connection with and following the sales of businesses in January and July 2007, we have substantially reduced our selling, general and administrative staff, from 102 employees as of December 31, 2006, to 39 employees as of March 31, 2008.

•	Our cost for outsourced services decreased by $738,000, primarily because of our settlement with eFunds Corporation resulting in the termination of most of the services that they were performing for us under the Master Services Agreement we entered into in 2004.

•	Legal, accounting and consulting expenses decreased by $585,000. During the first quarter of 2007, we sold a substantial portion of our operations and terminated most of our employees. There were no such events during the first quarter of 2008.
Restructuring Charges
     Restructuring charges incurred during the first quarter of 2007 are discussed in Note 10 to our condensed consolidated financial statements.
Interest Expense and Amortization of Debt Issuance Costs
     Interest expense and amortization of debt issuance costs increased to $315,000 for the first quarter of 2008 from $35,000 in the first quarter of 2007. This increase was due to interest and amortization of debt issuance costs relating to the settlement agreement we entered into in November 2007 with Notemachine Limited (“Notemachine”) and the $1,000,000 note issued from LC Capital Master Fund, Ltd. (the “Lender”) in February 2008 (the “Lampe Note”). In connection with the $1,000,000 Lampe Note, we recorded deferred financing costs of $991,000, mostly the estimated value of warrants issued to the Lender. Because this loan and our loan under the Amended and Restated Second Lien Loan Agreement, dated as of November 20, 2006, by and among us, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as borrowers, the subsidiaries of the borrowers identified therein, as the guarantors, Wells Fargo Foothill, Inc., as administrative agent, GSO Origination Funding Partners, LP, a Delaware limited partnership, and the other lenders from time to time party thereto (the “Term Loan B”) were paid in full in April 2008, the remaining unamortized carrying value of the deferred financing costs of $1.1 million as of March 31, 2008 together with $253,000 of additional deferred financing costs as the result of the revaluation of the Lampe warrant issued in February 2008 will be charged to expense and classified as a loss on early extinguishment of debt in the second quarter of 2008.
     Our interest expense and amortization of debt issuance costs will increase substantially in the second quarter of 2008. On April 18, 2008, we borrowed $11,000,000 pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Lender and Lampe, Conway & Co., LLC as administrative and collateral agent (the “Lampe Loan Facility”) and issued a $9,754,465 note to the former owner of Access To Money. After repayment of other debts with part of the proceeds from the Lampe Loan Facility, our interest-bearing debt increased by $16.6 million. Both the notes in connection with the acquisition of Access To Money and in connection with the Lampe Loan Facility bear interest at 13% per annum. In addition, debt issuance costs relating to the Lampe Loan Facility, which include the $5.9 million estimated value of the warrants issued to the Lender, will be amortized over the 3-year term of the $11,000,000 note issued under the Securities and Purchase Agreement. See Note 4 to our condensed consolidated financial statements for a discussion of the Lampe Loan Facility and the Notemachine settlement agreement.
Loss on Early Extinguishment of Debt
     In January 2007, we used $98.4 million of the net proceeds from the sales of our businesses to make principal and interest payments on our term loans and line of credit. In connection with those payments we wrote off deferred financing costs of $4.0 million.
Provision for Income Taxes
     We have recorded no benefit from our losses for the first quarter of 2007 and 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.
Discontinued Operations
     During 2006 and 2007, we sold all of our photocopy operations and all of our ATM operations outside the United States. As a result, the operations of our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses are shown as discontinued operations in the accompanying statement of operations for the three months ended March 31, 2007. See Note 8 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Loss
     Our net loss for the first quarter of 2008 was $436,000 compared to a net loss of $2.2 million for the first quarter of 2007. The decreased net loss in 2008 is due to a $7.3 decrease in our loss from continuing operations, partially offset by a $5.5 million decrease in income from discontinued operations. The reduction in our loss from continuing operations was due primarily to the $2.4 million reduction in selling, general and administrative expense, the $963,000 reduction in restructuring charges and the $4.0 million reduction in loss on early extinguishment of debt.
Liquidity and Capital Resources
General
     Between June 2006 and June 2007, we sold our photocopier businesses and our foreign ATM businesses and used substantially all of the net proceeds from those sales to pay debt. Our remaining debt under a credit facility pursuant to which we owed GSO Origination Funding Partners LP (“GSO”) and other lenders $99.3 million at the end of 2006 was $2.1 million as of December 31, 2007. On April 18, 2008, we borrowed $11.0 million pursuant to the Securities Purchase Agreement. We used proceeds from this loan primarily to pay (1) the remaining balance due under our 2006 financing arrangement with GSO and the other lenders, (2) the previous $1.0 million Lampe Note, (3) $1.0 million we owed under a settlement agreement with Notemachine, (4) the $2.5 million settlement we owed to eFunds Corporation and (5) the cash portion of the purchase price for our acquisition of Access to Money as discussed in Note 11 to our condensed consolidated financial statements. Following this borrowing, as of April 18, 2008, other than accounts payable and accrued liabilities in the normal course of business, we had the following debt (in thousands):

Lampe Loan Facility	$11,000
Note payable to former Access to Money owner	9,754
Notemachine settlement agreement	2,799
TRM Inventory Funding Trust note payable	58,511

$82,064

     Our principal ongoing funding requirements are for working capital to finance our operations, fund capital expenditures and make payments on our debt.
     During the first quarter of 2008, we used $679,000 of cash in our operating activities compared to $4.2 million used in operating activities (including discontinued operations) during the first quarter of 2007. During the first quarter of 2007, we received $99.2 million in proceeds from the sales of businesses, and we used substantially all of those proceeds to repay debt and accrued interest.
     We had cash and cash equivalents of $4.9 million at March 31, 2008, compared to $3.9 million at December 31, 2007, and a net working capital deficit of $841,000 at March 31, 2008 compared to a net working capital deficit of $4.7 million at December 31, 2007.
     After borrowing $11.0 million under the Lampe Loan Facility in April 2008 and the repayment of the remaining balance with GSO, the Company has eliminated its position of default that could have triggered additional cross defaults raising questions about its ability to continue as a going concern. We believe that our liquidity and capital resources are adequate for our currently anticipated needs and feel that we are position to enter into collaborative relationships, raise additional capital, and continue to improve the financial condition and results of operations.
Lampe Loan Facility
     On April 18, 2008, we borrowed $11.0 million pursuant to the Securities Purchase Agreement with the Lender and Lampe, Conway & Co., LLC as administrative and collateral agent. The $11.0 million loan bears interest at 13%, payable semiannually, and is due in April 2011. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments and to meet quarterly minimum Consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs. The borrowings pursuant to the Lampe Loan Facility are collateralized by substantially all of our assets and the assets of our subsidiaries.
     In connection with the Lampe Loan Facility, we granted warrants to the Lender to purchase up to 12,500,000 shares of our common stock at an exercise price initially equal to $.28 per share subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price. The warrants are exercisable at any time and expire on April 18, 2015. In connection with the Securities Purchase Agreement entered into on February 8, 2008 with the Lender and Lampe, Conway & Co., as administrative agent (the “Original Securities Purchase Agreement”), we granted Lender warrants to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price. Upon the issuance of the warrants to Lender in April 2008 with a lower exercise price, the exercise price of the warrants issued in February was automatically reduced to $.28 per share. These warrants are exercisable at any time and expire on February 8, 2015.
     The Securities Purchase Agreement provides that as long as the Lender holds an aggregate of 1,250,000 warrant shares or warrants exercisable for 1,250,000 warrant shares, the Lender is entitled to appoint to our board of directors one designee selected by the Lender. If the Lender holds an aggregate of 2,500,000 warrant shares or warrants exercisable for 2,500,000 warrant shares, the Lender is entitled to appoint to our board of directors three designees selected by the Lender. Lender currently appointed two directors to our board of directors and has the right to appoint an additional director if it holds an aggregate of 2,500,000 warrant shares.
Note Payable to Former Access To Money Owner
     As part of the purchase price for all of the capital stock of Access To Money, in April 2008 we issued a note payable to the former owner in the amount of $9,754,465. The note bears interest at 13% per annum with interest payable quarterly and the principal balance due April 18, 2015. Payments under the promissory note are subordinated to the payment in full of the Lampe Loan Facility and the amended and restated settlement agreement with Notemachine.

Notemachine Settlement Agreement
     In November 2007, we entered into a settlement agreement with Notemachine relating to the sale of our United Kingdom and German ATM businesses to Notemachine in January 2007. Pursuant to the settlement agreement, we agreed to repay £3,250,000 ($6.4 million using exchange rates as of December 31, 2007) in full and final settlement of claims by Notemachine relating to the sales. Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1,410,000. We also executed an amended settlement agreement with Notemachine on April 18, 2008 under which the outstanding balance is due in monthly payments of £71,212 including interest at 15% through March 2010. Earlier payment is required if we obtain sufficient financing or accumulate a certain level of surplus cash (both as defined in the amended settlement agreement).
TRM Inventory Funding Trust Note Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. As of March 31, 2008, we had access to $100 million of vault cash under the facility of which $63.9 million was being used. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources — United States Vault Cash Facility” in our Annual Report on Form 10-K/A, filed on April 29, 2008, for a discussion of our vault cash facility.
     Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.35% (1.75% prior to May 2007) plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans. Interest for the quarter ended March 31, 2008 was $827,000.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of March 31, 2008. Autobahn’s annual return is equal to 1.35% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility. Autobahn’s fees for the quarter ended March 31, 2008 were $35,000.
     We maintained a letter of credit for $2.7 million as of March 31, 2008, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.

     Termination. In March 2008, we notified the Trust and the other parties to the vault cash facility that we intend to terminate the current vault cash arrangement during the second quarter of 2008. We have made arrangements with another provider of vault cash that we believe will provide vault cash for us at a lower cost. We do not anticipate that this change in vault cash providers will cause any significant interruption in our business. We have tested the new vault cash provider’s abilities in a small sample of our ATMs. This test created an exclusivity violation under our current agreement. Although we expect our current provider will cooperate in our transition to the new provider, it could declare us to be in default of TRM Inventory Funding Trust’s Loan and Servicing Agreement and demand repayment of our vault cash liability before we have finalized arrangements to replace that cash in our ATMs. If we terminate our current vault cash arrangement prior to its maturity in 2012 and repay the Trust’s borrowings, we will owe a prepayment fee of $750,000. However, we will be able to terminate the letter of credit guaranteeing our performance as servicer of the facility, and restricted cash of $2.7 million held by our bank as collateral for the letter of credit will become available for use in operations. We expect to pay the prepayment fee from the released restricted cash.
Off-balance Sheet Arrangements
     We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates as of March 31, 2008 are consistent with those discussed in our Annual Report on
Form 10-K/A for the year ended December 31, 2007.
New Accounting Standards
     See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in interest rates, which could impact our results of operations and financial condition. We have a liability denominated in British pounds that exposes us to foreign currency exchange rate risk. We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes.
Interest Rate Risk
     We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income from continuing operations was $70,000 for the quarter ended March 31, 2008, and $38,000 for the same period in 2007. If the interest rate we earned on the $7.6 million in cash we had available for investment at March 31, 2008 increased or decreased by 1%, our interest income would increase or decrease by $76,000 per year.
     Interest on our Term Loan B and our Lampe Note issued under the Original Securities Purchase Agreement were at variable rates. As of April 18, 2008, both of these loans were paid in full with proceeds from a new note issued in connection with the Securities Purchase Agreement that bears interest at a fixed rate. Effective April 18, 2008, our only borrowing at a variable interest rate is the TRM Inventory Funding Trust note.
     Under our United States vault cash facility, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $61.5 million at March 31, 2008 and $58.5 million at March 31, 2007 under this arrangement. The weighted average interest rate on these borrowings at March 31, 2008 was 4.05%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $862,000 and $1.4 million, respectively, for the quarters ended March 31, 2008 and 2007. If the interest rate for the Trust’s borrowings at March 31, 2008 increased by 1%, to a weighted average of 5.05%, our cost of sales would increase by $615,000 per year.
Foreign Currency Risk
     As of March 31, 2008, we owed £1,963,000 (approximately $3.9 million) to the purchaser of our United Kingdom and German ATM businesses. If the value of the British pound were to fluctuate significantly from the March 31, 2008 exchange rate, our financial position would be affected. A 10% increase in the value of the British pound versus the United States dollar would increase our liability by $390,000. A 10% decrease in the value of the British pound versus the United States dollar would decrease our liability by $390,000. Since we pay interest at a rate of 15% per annum on this liability, our interest expense would also be affected by a fluctuation in the exchange rate.
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
     Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.
     There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.
PART II – OTHER INFORMATION
ITEM 1. RISK FACTORS
     The risk factors set forth in our Form 10-K/A for the fiscal year ended December 31, 2007 (the “2007 10-K”) include risks related to our financing agreements with GSO and other lenders as well as risks in connection with the previous Lampe, Conway & Co., LLC facility entered into in February 2008 (collectively the “Previous Financings”). Since we used the proceeds of the $11.0 million we borrowed from Lender under the Securities Purchase Agreement in April 2008 to repay the balance due to GSO and the other lenders and the $1.0 million due to Lampe, Conway & Co., LLC, the risks in Item 1A of the 2007 10-K related to the Previous Financings are no longer applicable.
We may be unable to integrate our recent acquisition of Access To Money in an efficient manner and inefficiencies would increase our cost of operations and reduce our ability to return to profitability.
     In April 2008, we acquired all of the capital stock of Access To Money. This acquisition involved inherent risks to our business, including the following:
•	the operations, technology and personnel of Access To Money may be difficult to integrate;

•	the allocation of management resources to complete the integration may disrupt our day-to-day business; and

•	the acquired business may not achieve anticipated revenues, earnings or cash flow. Such a shortfall could require us to write down the carrying value of the intangible assets associated with Access To Money, which would affect our reported earnings.
     Any inability on our part to manage effectively the integration of this acquisition could limit our ability to successfully grow our revenue and return our business to profitability.
The delisting of our common stock from the NASDAQ Global Market may result in impairment of the price at which our common stock trades and the liquidity of the market for it.

     In our annual report on Form 10-K for the year ended December 31, 2007, we reported that we had received a NASDAQ Staff Determination Letter stating that our shares would be delisted as a result of our failure to satisfy the minimum stock price requirement of the NASDAQ Global Market and that we had appealed the Staff’s determination and requested a hearing. On April 21, 2008, we announced that we would withdraw our request for a hearing. Effective April 24, 2008, our common stock was delisted from the NASDAQ Global Market, and is no longer traded on any national stock exchange. Since April 24, 2008, our stock has been quoted on the Pinks Sheets LLC, an electronic quotation service through which participating broker-dealers can make markets and enter orders to buy and sell shares of companies. As a consequence of the delisting, the ability of a stockholder to sell our common stock and the price obtainable for our common stock may be materially impaired. Even if we regain compliance with the minimum stock price requirement and seek to be relisted, we cannot be certain that NASDAQ will approve any application we may make for relisting or that any other exchange will approve our common stock for listing.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On February 8, 2008, we entered into the Original Securities Purchase Agreement with Lender and Lampe, Conway & Co., LLC, as administrative agent and in connection with the Original Purchase Agreement, we issued warrants on February 8, 2008 to the Lender to purchase in the aggregate 2,500,000 shares of our common stock. These warrant shares had an exercise price initially equal to $0.40 per warrant share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price. In connection with warrants issued to the Lender in April 2008, at an exercise price initially equal to $0.28 per share, the exercise price of warrants issued in February 2008 were reduced to $0.28 per share. The warrants may be exercised at any time and expire on February 8, 2015. We have agreed to register the warrant shares pursuant to a registration rights agreement entered into between us and the Lender, dated February 8, 2008. We relied upon the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) as the Lender is an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act and was not organized for the purpose of acquiring the warrants or the warrant shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     As of March 31, 2007, we failed to meet financial covenants in our credit facilities with GSO Origination Funding Partners LP and other lenders, which constituted a default under these facilities. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part 1 of this quarterly report, in April 2008, we paid the remaining balance of our loans under these facilities.

ITEM 6. EXHIBITS
     (a) Exhibits

2.1	Stock Purchase Agreement dated April 18, 2008 between TRM Corporation and Douglas Falcone.

3.1(a)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998).

3.1(b)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998).

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 9, 2007).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748]).

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1).

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2).

4.4	Warrant to LC Capital Master Fund, Ltd., dated February 8, 2008 (incorporated herein by reference to Exhibit 4.8 of Form 10-K for the fiscal year ended December 31, 2007).

4.5	Amended and Restated Warrant to GSO Credit Opportunities Fund (Helios), L.P., dated April 18, 2008.

4.6	Amended and Restated Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd., dated April 18, 2008.

4.7	Amended and Restated Warrant to GSO Special Situations Fund Ltd., dated April 18, 2008.

4.8	Amended and Restated Warrant to GSO Domestic Capital Funding Partners LP., dated April 18, 2008.

4.9	Warrant to LC Capital Master Fund, Ltd., dated April 18, 2008.

10.6	Employment Agreement dated April 18, 2008 by and between TRM Corporation and Douglas Falcone.

10.8	Sixteenth Amendment to Loan and Servicing Agreement dated as of April 18, 2008 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association.

10.11
(a)   Securities Purchase Agreement dated February 8, 2008 by and among TRM Corporation, LC Capital Master Fund, Ltd. and Lampe, Conway & Co., LLC (incorporated herein by reference to Exhibit 10.11(a) of Form 10-K for the fiscal year ended December 31, 2007).

(b)    Registration Rights Agreement dated February 8, 2008 between TRM Corporation and LC Capital Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.11(b) of Form 10-K for the fiscal year ended December 31, 2007).

(c) Securities and Purchase Agreement dated April 18, 2008 among TRM Corporation, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC.

(d) Amended and Restated Registration Rights Agreement dated April 18, 2008 between TRM Corporation and LC Capital Master Fund, Ltd.

(e)   Guarantee and Collateral Agreement dated April 18, 2008 among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, TRM Acquisition Corporation, Access Cash International LLC, LJR Consulting Corp. d/b/a Access To Money and Lampe, Conway & Co., LLC.

10.12	(a) Amended and Restated Settlement Agreement dated April 18, 2008 between TRM Corporation and Notemachine Limited.

(b) Guarantee and Collateral Agreement dated April 18, 2008 among TRM Corporation and Notemachine Limited.

10.13	Subordinated Promissory Note issued to Douglas Falcone on April 18, 2008.

10.14	Vault Cash Agreement dated April 18, 2008 between TRM Corporation and Douglas Falcone.

31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRM CORPORATION
Date: May 15, 2008	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer