Form 10-Q
period 2008-06-30
TRM CORP
filed 2008-08-14
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19657
TRM CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0809419

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12402 N.E. Marx Street
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
YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,485,619 shares of common stock outstanding at August 13, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURE
Articles of Amendment to the Restated Articles of Incorporation of TRM Corporation
Warrant to LC Capital Master Fund, Ltd.
Warrant to Cadence Special Holdings II, LLC
Lease dated January 9, 2008, between 1101 Associates, LP and TRM Corporation (for registrant's executive offices)
ATM Vault Cash Purchase Agreement
Amendment No. 1 to Securities Purchase Agreement
Secured Promissory Note issued to LC Capital Master Fund, Ltd. for $11,000,000
Secured Promissory Note issued to LC Capital master Fund, Ltd. for $9,900,000
Secured Promissory Note issued to Cadence Special Holdings II, LLC for $1,100,000
Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	December 31,	June 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$3,859	$5,162
Restricted cash	3,073	2,883
Accounts receivable, net	2,611	4,588
Leases receivable, net	—	163
Inventories	50	350
Prepaid expenses and other	369	445
Deferred financing costs	172	2,128
Restricted cash — TRM Inventory Funding Trust	61,805	69,107

Total current assets	71,939	84,826
Property and equipment, net	4,222	3,808
Non-current leases receivable, net	—	806
Intangible assets, net	585	2,812
Goodwill	16,748	31,128
Deferred financing costs, long term	—	3,831
Other assets	795	729

Total assets	$94,289	$127,940

Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,099	$8,399
Income taxes payable	36	25
Accrued and other expenses	7,637	6,178
Term loans	2,051	4,116
TRM Inventory Funding Trust note payable	58,505	67,020

Total current liabilities	74,328	85,738

Long term liabilities:
Term loans and other debt	5,301	21,036
Deferred tax liability, net	—	917
Total liabilities	79,629	107,691

Minority interest	1,500	1,500

Shareholders’ equity:
Common stock, no par value — 50,000 shares authorized; 21,486 shares issued and outstanding; (17,213 at December 31, 2007)	136,181	145,912
Additional paid-in capital	63	63
Accumulated deficit	(123,084)	(127,226)

Total shareholders’ equity	13,160	18,749

Total liabilities, minority interest and shareholders’ equity	$94,289	$127,940

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Sales	$23,546	$23,872	$46,445	$41,937
Less discounts	14,749	14,896	29,017	25,523

Net sales	8,797	8,976	17,428	16,414
Cost of sales:
Cost of vault cash	1,345	916	2,790	1,899
Other	4,684	4,244	9,126	7,960

Gross profit	2,768	3,816	5,512	6,555
Selling, general and administrative expense (including non-cash stock compensation of $204 in 2007 and $1,619 in 2008)	4,324	4,960	9,625	7,873
Restructuring charges (Note 14)	—	—	963	—
Equipment write-offs	15	15	18	11

Operating loss	(1,571)	(1,159)	(5,094)	(1,329)
Interest expense and amortization of debt issuance costs	125	1,101	160	1,415
Loss on early extinguishment of debt	24	1,456	4,059	1,456
Other expense (income), net	213	(9)	351	(58)

Loss from continuing operations before benefit from income taxes	(1,933)	(3,707)	(9,664)	(4,142)
Benefit for income taxes	—	—	—	—

Loss from continuing operations	(1,933)	(3,707)	(9,664)	(4,142)
Discontinued operations:
Income (loss) from operations, including gains on sales	(280)	—	5,220	—
Provision (benefit) for income taxes	—	—	—	—

Income (loss) from discontinued operations	(280)	—	5,220	—

Net loss	$(2,213)	$(3,707)	$(4,444)	$(4,142)

Weighted average common shares outstanding	17,168	20,090	17,153	18,652
Basic and diluted income (loss) per share:
Continuing operations	$(.11)	$(.18)	$(.56)	$(.22)
Discontinued operations	(.02)	—	.30	—

Net loss	$(.13)	$(.18)	$(.26)	$(.22)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(In thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amounts	capital	deficit	Total
Balances, December 31, 2007	17,213	$136,181	$63	$(123,084)	$13,160
Net loss	—	—	—	(4,142)	(4,142)
Issuance of common stock	3,550	995	—	—	995
Stock option expense	—	46	—	—	46
Restricted stock expense	723	1,573	—	—	1,573
Issuance of warrants in connection with new debt	—	7,117	—	—	7,117

Balances, June 30, 2008	21,486	$145,912	$63	$(127,226)	$18,749

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Six months ended June 30, 2007 and 2008
(Unaudited)
(In thousands)

	2007	2008
Operating activities:
Net loss	$(4,444)	$(4,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges and asset write-downs	2,701	—
Depreciation and amortization	1,941	1,463
Non-cash stock compensation	204	1,619
Loss on disposal of equipment	146	11
Provision for doubtful accounts	—	135
Loss on early extinguishment of debt	4,059	1,374
Gain on sale of discontinued operations	(6,960)	—
Cumulative foreign currency translation adjustments recognized in income	(2,622)	—
Changes in items affecting operations, net of effects of business dispositions:
Restricted cash	(4,384)	190
Accounts receivable	(604)	(2,113)
Leases receivable	—	897
Inventories	(172)	299
Prepaid expenses and other	1,091	(76)
Accounts payable	786	2,300
Income taxes payable	—	(11)
Accrued expenses and settlement agreement	(833)	(4,163)

Cash used in operating activities	(9,091)	(2,217)

Investing activities:
Proceeds from sale of equipment	22	101
Capital expenditures	(41)	(264)
Proceeds from sale of discontinued operations	103,671	—
Acquisition of intangible and other assets	(294)	(171)
Acquisition of business, net of cash acquired	—	(4,308)

Cash provided by (used in) investing activities	103,358	(4,642)

Financing activities:
Borrowings on notes payable	1,206	12,210
Repayment of notes payable	(98,641)	(4,430)
Debt financing costs	—	(831)
Principal payments on capital lease obligations	(26)	—
Decrease (increase) in restricted cash — TRM Inventory Funding Trust	1,825	(7,303)
Proceeds (repayments) of TRM Inventory Funding Trust note, net	(2,409)	8,516
Proceeds from exercise of stock options	25	—
Other capital additions	53	—

Cash provided by (used in) financing activities	(97,967)	8,162

Effect of exchange rate changes	(1,221)	—

Net increase (decrease) in cash and cash equivalents	(4,921)	1,303
Beginning cash and cash equivalents, including $3,302 classified as assets held for sale at December 31, 2006	8,086	3,859

Ending cash and cash equivalents	$3,165	$5,162

Supplemental cash flow information:
Non-cash transaction —
Issuance of warrants in connection with new debt	$—	7,117
Payments:
Cash paid for interest	$1,089	$354
Cash paid for income taxes	$13	$11
Supplemental non-cash financing and investing activities disclosure:
Note payable issued in the acquisition of Access To Money	$—	$9,754
Value of shares issued in the acquisition of Access To Money	$—	$996
See accompanying notes to consolidated financial statements.

TRM Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Interim Financial Data
     The consolidated financial statements of TRM Corporation and its subsidiaries included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2008.
2. Financial Statement Reclassifications
     Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ equity or previously reported net income.
3. Net Loss Per Share
     Basic and diluted net loss per share are based on the weighted average number of shares outstanding during each period, with diluted net loss per share including the effect of potentially dilutive securities. For diluted net loss per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. For the three and six months ended June 30, 2007 and 2008 our stock options, warrants and shares of unvested restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
4. Leases Receivables
     We have direct finance leases with a customer in place for ATMs and bank branch build out construction and equipment expiring 2013. The total remaining minimum lease payments to be received over the term of the leases equals $969,000. The estimated residual value of the leased property at the end of term is $75,000 and unearned income over the term is expected to be $443,000.

5. Inventories

	December 31,	June 30,
	2007	2008
	(in thousands)
Parts	$9	$44
ATMs held for resale	41	306

	$50	$350

6. Equipment

	December 31,	June 30,
	2007	2008
	(in thousands)
ATMs	$7,764	$7,373
Computer equipment	5,200	5,250
Furniture and fixtures	1,150	1,119
Vehicles	—	50

	14,114	13,839
Accumulated depreciation	(9,892)	(9,984)

	$4,222	$3,808

7. Acquisition of LJR Consulting Corp.
     On April 18, 2008, we acquired all of the capital stock of LJR Consulting Corp., doing business as Access To Money (“Access To Money”), an independent ATM deployer. The purchase price consisted of $4,250,000 in cash, 3,550,000 shares of our common stock valued at $995,535, and a note payable to the former owner of Access To Money in the amount of $9,754,465 bearing interest at 13% per annum with interest payable quarterly and the principal balance due April 18, 2015. Payments under this promissory note are subordinated to the payment in full of the amount under the Securities Purchase Agreement and the Amended Settlement Agreement with Notemachine. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. The allocated fair value of the assets acquired was as follows:

(in thousands)
Cash	$1,048
Accounts receivable	937
Inventory	135
Equipment	132
Lease receivable, net	1,077
Other assets	587
Intangible assets:
Customer contracts	1,200
Distributor agreements	225
Non-contractual customer base	250
Non compete agreements	175
Trademarks	500
Goodwill	14,380

Total assets acquired	20,646

Accounts payable	$137
Notes payable	989
Accrued liabilities	2,035
Other liabilities	1,016
Deferred tax liability	917

Subtotal liabilities	5,094

Total	$15,552

     The allocation above is subject to change as management refines the allocation of the acquired intangibles. We intend to amortize on a straight-line basis the intangible assets, with the exception of trademarks, over periods ranging from three to five years. The acquisition is expected to enhance our presence in the marketplace by significantly increasing our market share, enhancing the geographical distribution of our operations and enabling us to increase our productivity. These factors contributed to establishing the purchase price which resulted in the recognition of the goodwill. Goodwill is not subject to amortization for financial reporting purposes. All of the intangible assets acquired will be reviewed for impairment at least annually.
8. Notes Payable and Other Debt:

	December 31,	June 30,
	2007	2008
	(in thousands)

Term Loan B	$2,051	$—
Lampe Loan Facility	—	11,000
Note payable to former Access To Money owner	—	9,755
Notemachine	5,301	2,597
Other Debt	—	1,800
TRM Inventory Funding Trust note payable	58,505	67,020

	$65,857	$92,172

     New Lampe Loan Facility
     In June 2006, we borrowed approximately $111 million from GSO Origination Funding Partners LP and other lenders. Under the Amended and Restated Second Lien Loan Agreement, dated as of November 20, 2006, by and among us, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as borrowers, the subsidiaries of the borrowers identified therein, as the guarantors, Wells Fargo Foothill, Inc., as administrative agent, GSO Origination Funding Partners, LP, a Delaware limited partnership, and the other lenders from time to time party thereto (the “Term Loan B”), we owed $2.1 million as of December 31, 2007. Interest on Term Loan B was at LIBOR plus 12% (14.70% as of March 31, 2008). The borrowings pursuant to Term Loan B were collateralized by substantially all of our assets and the assets of our subsidiaries. Because we were uncertain whether we could comply with all of the terms of Term Loan B, as of December 31, 2007, we classified the entire balance of the loan as a current liability on our balance sheet.
     On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LC Capital Master Fund, Ltd. as lender (the “Lender”) and Lampe, Conway & Co., LLC as administrative and collateral agent (the “Lampe Loan Facility”). We used proceeds from this loan primarily to pay (1) the remaining balance of Term Loan B that we owed to GSO Origination Funding Partners and the other lenders, (2) $1.0 million we borrowed from LC Capital Master Fund, Ltd. in February 2008, (3) $1.0 million we owed under a settlement agreement with the purchaser of our United Kingdom and German ATM businesses, (4) the $2.5 million settlement we owed to eFunds Corporation and (5) the cash portion of the purchase price for the acquisition of Access To Money. The $11.0 million note from the Lender bears interest at 13%, payable semiannually, and is due in April 2011. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments and to meet quarterly minimum Consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs. The borrowings pursuant to the Lampe Loan Facility are collateralized by substantially all of our assets and the assets of our subsidiaries.
     In connection with the Lampe Loan Facility, we granted warrants to the Lender to purchase up to 12,500,000 shares of our common stock at an exercise price initially equal to $.28 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price. The warrants are exercisable at any time and expire on April 18, 2015. We have agreed to register the shares subject to the warrants. Using the Black-Scholes valuation model, we estimated the total fair value of the warrants issued to the Lender to be approximately $5.9 million. The components of the valuation included an expected term of seven years, a risk free rate of 3.8%, and volatility percentage of 133.4. The fair value of the warrants, together with legal and other fees relating to the Lampe Loan Facility will be recorded as deferred financing costs and amortized over the term of the loan.
     On May 30, 2008, the Lender transferred 1,250,000 of its warrants to Cadence Special Holdings II, LLC (“Cadence”), at an exercise price initially equal to $.28 per share. The warrants are exercisable at any time and expire on April 18, 2015. We have agreed to register the shares subject to the warrants.
     Original Lampe Loan
     In connection with the Securities Purchase Agreement entered into on February 8, 2008 with Lender and Lampe, Conway & Co., LLC, we granted warrants to the Lender to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits, or if we issue common stock, or securities convertible into common stock, at a lower price. Upon issuance of warrants granted under the Lampe Loan Facility which had a lower exercise price, the exercise price of these warrants was automatically reduced to $.28 per share. The warrants are exercisable at any time and expire on February 8, 2015. We have agreed to register the shares subject to the warrants. Using the Black-Scholes valuation model, we estimated the fair value of the warrant issued to the Lender to be approximately $928,000. We recorded the fair value of the warrant, together with $63,000 of legal fees incurred as deferred financing costs to be amortized over the term of the loan. Since this loan was paid in full in April 2008, the remaining balance of the deferred financing costs including an additional $253,000, which was the result of the revaluation of the warrant issued in February 2008, was charged to expense and classified as a loss on early extinguishment of debt in the second quarter of 2008.
     Notemachine Settlement Agreement
     In November 2007, we entered into a settlement agreement with Notemachine Limited (“Notemachine”), relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007. Pursuant to the settlement agreement, we agreed to repay £3,250,000 (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale. As of June 30, 2008, we owed £1.3 million (approximately $2.6 million) pursuant to the settlement agreement. $1.2 million of the $2.6 million remaining debt is recorded in Term loans and other debt. Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1,410,000. We also executed an amended settlement agreement with Notemachine on April 18, 2008 (the “Amended Settlement Agreement”) under which the outstanding balance is due in monthly payments of £71,212 including interest at 15% per annum through March 2010. Earlier payment is required if we obtain sufficient financing or accumulate a certain level of surplus cash (both as defined in the amended settlement agreement). Under the amended settlement agreement, our liability to Notemachine is collateralized by a security interest in substantially all of our assets and the assets of our subsidiaries, which security interest is subordinate to the security interest granted to Lender, under the Lampe Loan Facility.
     Other Debt
     The $1.8 million of other debt represents notes payable balances due to banks for cash in ATMs and a line of credit used by Access To Money to fund the purchase of ATMs for lease to customers.
     TRM Inventory Funding Trust Note Payable
     In March 2008, we notified our current vault cash provider that we intended to terminate our vault cash arrangement with them and that we had made arrangements with another provider of vault cash whom we anticipate will provide vault cash for us at a lower cost. Pursuant to a Cash Provisioning Agreement, as amended, dated August 28, 2007, between Genpass Technologies, L.L.C., doing business as Elan Financial Services (“Elan”), TRM ATM Corporation, and Pendum Inc., and an ATM Vault Cash Purchase Agreement effective as of June 26, 2008, between Elan, TRM Inventory Funding Trust, TRM ATM Corporation, and DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt AM Main, we have transferred the provisioning of cash for 92 ATMs to Elan. Our relationship under the cash provisioning agreements with Elan is structured such that Elan supplies cash to be placed into our ATMs. We are responsible for the payment of fees and interest related to the use of the cash under the cash provisioning agreements.
9. Shareholders’ Equity
     Stock-based Compensation
     Stock-based compensation expense, which is included in selling, general and administrative expense during the six months ended June 30, 2007 and 2008 was as follows (in thousands):

	2007	2008
Option grants	$(9)	$46
Restricted shares	213	1,573

Total stock-based compensation expense	$204	$1,619

     A summary of stock option activity during the six months ended June 30, 2008 follows:

	Number of	Weighted average
	shares	exercise price
Outstanding January 1, 2008	276,625	$4.62
Options granted	—	—
Options exercised	—	—
Options forfeited	(7,500)	9.75

Outstanding June 30, 2008	269,125	4.47

     As of June 30, 2008, options to purchase 269,125 shares of common stock at a weighted average exercise price of $4.47 per share were vested and exercisable.
     As of December 31, 2007, 686,393 unvested shares of restricted stock were outstanding. During the second quarter of 2008, 486,000 shares of restricted stock were granted, bringing the total shares of restricted stock outstanding at June 30, 2008, to be 1,172,393. The fair value of the restricted stock granted during 2008 was $0.28 per share. Of the 1,172,393 shares of restricted stock outstanding as of June 30, 2008, 722,393 were vested and 450,000 were unvested. The fair value of the restricted stock granted during 2008 was $0.28 per share. There are 450,000 shares of unvested restricted stock outstanding at June 30, 2008.

     Common Stock Warrants
     Warrants issued in connection with the Lampe Loan Facility triggered a “change in control” provision in our 2005 Omnibus Stock Incentive Plan, resulting in immediate vesting, as of April 18, 2008, of all of our outstanding stock options and restricted stock grants. As a result of the vesting in April 2008, we estimated the fair value of the options and restricted stock grants, and charged the expense and any excess of the fair value of those options and restricted stock grants over their remaining unamortized value together with the remaining unamortized value of the options and restricted stock grants based on their original issuance terms.
     In November 2006, we granted to the holders of our Term Loan B warrants to purchase 3,072,074 shares of our common stock at $1.3638 per share. Pursuant to the terms of these warrants, the price per share was reduced to $.40 in February 2008 and further to $.28 in April 2008 upon issuance of the warrants to the Lender. See Note 8.
     As described further in Note 8, we also have outstanding warrants granting the Lender rights to acquire 2,500,000 and 11,250,000 shares of common stock at $.28 per share, and warrants granting Cadence rights to acquire 1,250,000 shares of common stock at $.28 per share.
     We have agreed to register the shares subject to all of our outstanding warrants.
10. Provision for Income Taxes
     We have recorded no benefit from our losses for the first six months of 2007 or 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. As of June 30, 2008, we have net operating losses of approximately $46.0 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2028, and our Canadian subsidiary has net operating loss carryforwards of approximately $15 million available to offset future taxable income in Canada which expire in the years 2009 through 2017. However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.
11. Geographic Information
     Substantially all of our revenues from continuing operations for the six months ended June 30, 2007 and 2008 were derived from sales to customers in the United States. As of June 30, 2008, substantially all of our assets were located in the United States.
12. Discontinued Operations and Sales of Businesses
     During 2007 we sold our photocopy operations and all of our ATM operations outside the United States. As a result, the operations of our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses are shown as discontinued operations in the accompanying statement of operations for the three and six months ended June 30, 2008.

     Net revenues of discontinued operations for the six months ended June 30, 2008 through the dates of sale were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Canada photocopy	$577	$—	$1,102	$—
United Kingdom photocopy	—	—	—	—
United States photocopy	—	—	1,368	—
Canada ATM	—	—	—	—
United Kingdom ATM	—	—	1,653	—
Germany ATM	—	—	130	—

	$577	$—	$4,253	$—

     Pretax income/(loss) from discontinued operations for the three- and six-month periods ended June 30, 2007 and 2008 through the dates of sale (in thousands):

	Three months ended June 30,
	2007			2008
		Gain on			Gain on
	Operations	sale	Total	Operations	sale	Total
Canada photocopy	$(59)	$29	$(30)	$—	$—	$—
United Kingdom photocopy	—	—	—	—	—	—
United States photocopy	—	—	—	—	—	—
Canada ATM	—	(189)	(189)	—	—	—
United Kingdom ATM	—	(61)	(61)	—	—	—
Germany ATM	—	—	—	—	—	—

	$(59)	$(221)	$(280)	$—	$—	$—

	Six months ended June 30,
	2007			2008
		Gain on			Gain on
	Operations	sale	Total	Operations	sale	Total
Canada photocopy	$(2,975)	$29	$(2,946)	$—	$—	$—
United Kingdom photocopy	—	—	—	—	—	—
United States photocopy	398	833	1,231	—	—	—
Canada ATM	(113)	2,361	2,248	—	—	—
United Kingdom ATM	(1,617)	6,359	4,742	—	—	—
Germany ATM	(55)	—	(55)	—	—	—

	$(4,362)	$9,582	$5,220	$—	$—	$—

     Substantially all of the assets and liabilities of our United States photocopy business and our ATM businesses in Canada, the United Kingdom and Germany were sold in January 2007.
     A charge of $2.7 million is included in discontinued operations for the first six months of 2007 to write down the carrying amount of the assets of the Canadian photocopy business to their estimated fair value less cost to sell.

13. Commitments and Contingent Liabilities
     We are a defendant in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.
     A consolidated securities class action lawsuit was filed in the United States District Court for the District of Oregon in May 2008 against us and certain of our officers and directors. The complaints sought unspecified damages on alleged violations of federal securities laws between March 16, 2006 and May 22, 2007. This lawsuit was dismissed on July 23, 2008. See Note 15.
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
14. Corporate Restructuring
     In connection with the corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we have made significant staff reductions, including termination of substantially all of our United States field service employees. We have also vacated leased warehouse and office space occupied by the terminated employees. During the first six months of 2007, we paid severance of $167,000 to terminated employees. During the first quarter of 2007, we vacated warehouse and office space in eleven United States locations. The vacated space was leased under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we expect to incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties.
15. Subsequent Event
     On July 23, 2008, the consolidated securities class action lawsuit filed against the Company and certain of its officers and directors, as described in Note 13, was dismissed.
16. New Accounting Standards
     In May, 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the effect, if any; the proposed guidance will have on our financial statements disclosures.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (SFAS 133)”, (SFAS 161). This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. SFAS 161 will be effective for us on January 1, 2009. We are currently evaluating the impact that adoption of SFAS 161 may have on our financial statement disclosures.
     In December 2007, the FASB, issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations”; however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. We will apply the requirements of SFAS 141(R) upon its adoption on January 1, 2009 and are currently evaluating whether SFAS 141(R) will have an impact on our financial position and results of operations.
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
     In September 2006, the FASB, issued SFAS, No. 157 “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 became effective for us beginning in 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. We anticipate no material impact on our results of operations, financial position or cash flows as a result of adopting this statement.
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
Overview
     During 2006 we operated ATM networks in the United States, United Kingdom, Canada and Germany, and we operated photocopier networks in the United States, United Kingdom and Canada. Between June 2006 and June 2007, we sold our photocopier businesses and our foreign ATM businesses and used substantially all of the net proceeds from those sales to pay our debt. Our remaining balance under a credit facility pursuant to which we owed $99.3 million at the end of 2006 was $2.1 million as of December 31, 2007. In April 2008, we borrowed $11.0 million which we used to pay the remaining balance due under our 2006 financing arrangement, together with other debts. We also used a portion of the proceeds from our April 2008 borrowing to pay the cash portion of the purchase price of LJR Consulting Corp., doing business as Access To Money (“Access To Money”), an ATM operator that we acquired in April 2008. Effective April 18, 2008, our consolidated results of operations include the operations of Access To Money. During the second quarter of 2008, our United States ATM networks had an average of 11,823 transacting ATMs compared to an average of 10,473 transacting ATMs during the second quarter of 2007. At the time we acquired Access To Money, it had 4,248 transacting ATMs.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

ATM Results of Operations — Continuing Operations

	2007		2008
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)

Transaction-based sales	$21,520	100.0%	$21,613	100.0%
Less discounts	14,749	68.5	14,896	68.9

Net transaction-based sales	6,771	31.5%	6,717	31.1%

Service and other sales	1,192		1,347
Sales of ATM equipment	834		747
Branch build out	—		165

Net sales	8,797		8,976
Cost of sales:
Cost of vault cash	1,345		916
Other	4,684		4,244

Gross profit	$2,768		$3,816

Operating data:
Average number of transacting ATMs	10,473		11,823
Withdrawal transactions	9,136,135		9,238,611
Average withdrawals per ATM per month	291		260
Average transaction-based sales per withdrawal transaction	$2.36		$2.34
Average discount per withdrawal transaction	$1.62		$1.61
Net transaction-based sales per withdrawal transaction	$.74		$.73
     We had a $1.9 million loss from continuing operations in the second quarter of 2007. We had a $3.7 million loss from continuing operations in the second quarter of 2008 which included a $1.5 million loss on early extinguishment of debt and $1.4 million charge for non-cash stock compensation attributable to the vesting acceleration of restricted stock and options as a result of the acquisition of Access To Money.
Sales
     For the second quarter of 2008, sales from continuing operations increased by $326,000, or 1.4%, to $23.9 million from $23.6 million for the second quarter of 2007.
     The average number of transacting ATMs in our network increased by 1,350 primarily as a result of the addition of machines acquired in the Access To Money acquisition was partially offset by the attrition of units acquired from eFunds Corporation in November 2004 and approximately 1,300 ATMs that failed to meet Triple Data Encryption standards and were subsequently disabled on January 1, 2008. We have completed the Triple Data Encryption upgrades as of June 30, 2008.
     The decrease in the average number of withdrawals per ATM from 291 in 2007 to 260 in 2008 is due to the calculation including only a partial month of transactions as a result of the mid-month close of the Access To Money acquisition.

Sales Discounts
     Sales discounts were relatively flat between periods as it only increased from $14.8 million in the second quarter of 2007 to $14.9 million in the second quarter of 2008. As a percentage of transaction-based sales, discounts increased to 68.9% in the second quarter of 2008 from 68.5% in the second quarter of 2007. This was the result of adding Access To Money’s machine base consisting primarily of merchant-owned, merchant-cashed ATMs, causing a decrease in the overall percentage of machines for which we provide cash. Since the discounts on machines which are cashed by the merchants are generally higher than the discounts for machines for which we provide cash, our discounts as a percent of transaction-based sales have increased.
Cost of Sales
     Cost of sales from continuing operations decreased by $870,000 from the second quarter of 2007 to the second quarter of 2008, resulting in a $1.0 million increase in gross profit between the second quarter of 2008 and the second quarter of 2007.
     Our cost of vault cash decreased by $429,000 to $916,000 for the second quarter of 2008 from $1.3 million in the second quarter of 2007. The number of ATMs for which we provide cash decreased by 10% from 2,405 in June 2007 to 2,174 in June 2008, and the total amount of vault cash in our system has decreased by 3%, to $69.1 million at June 30, 2008 from $71.9 million at June 30, 2007. In addition, the interest rate on our vault cash facility has decreased to 3.81% as of June 30, 2008 from 6.75% at June 30, 2007 due to decreased commercial paper interest rates.
     As a result of the sale of our United States photocopy business in January 2007, we determined that it would be more economical to hire third parties to perform maintenance on our equipment and on merchants’ equipment where that is our responsibility. As of the end of 2006, we had 129 field service employees in the United States, and had reduced this number to nine by the end of the first quarter of 2007 and to zero by the second quarter of 2008. As a result of the phase-out of our field service staff, our labor cost included in cost of sales was reduced from $53,000 in the second quarter of 2007 to zero in the second quarter of 2008. In addition, our auto expense decreased by $103,000, as these expenses were eliminated and borne by third parties and we saw the cost for armored car services decrease by $99,000 between the periods.
     Our ATM processing costs and telecommunication costs decreased by $95,000, or approximately 8.4%, due to reductions in the volume of transactions and number of ATM machines for which we provide cash and telecommunications services. The improvement in processing costs was also the result of decreased pricing with eFunds and the reposition of ATMs to take advantage of minimums under other processing contracts.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $636,000 to $4.9 million in the second quarter of 2008 from $4.3 million in the second quarter of 2007. The selling, general and administrative expense as a percent of sales increased to 20.8% in the second quarter of 2008 from 18.4% in the second quarter of the prior year. Included in selling, general and administrative expense in the second quarter of 2008 is a charge of $1.4 million for the cost related to the acceleration vesting of stock options and restricted stock associated with the acquisition of Access To Money. Excluding the non-cash stock compensation charge, selling, general and administrative expense would have been $820,000 lower than the second quarter of 2007.
     Labor costs increased by $404,000, or approximately 27.5%. This increase is attributable to the addition of Access To Money, temporary labor, and recruiting costs. As of June 30, 2008, we had 62 employees.
     Our cost for outsourced services decreased by $1.0 million, primarily because of our settlement with eFunds Corporation resulting in the termination of most of the services that they were performing for us under the Master Services Agreement we entered into in 2004 in addition to the non-renewal of software maintenance agreements no longer needed to support operations.
     Legal, accounting and consulting expenses decreased by $232,000.
Interest Expense, Amortization of Debt Issuance Costs, Loss on Early Extinguishment of Debt
     Interest expense and amortization of debt issuance costs increased to $1.1 million for the second quarter of 2008 from $125,000 in the second quarter of 2007. On April 18, 2008, we borrowed $11,000,000 pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the LC Capital Master Fund, Ltd. (the “Lender”) and Lampe, Conway & Co., LLC, as administrative and collateral agent (the “Lampe Loan Facility”) and issued a $9,754,465 note to the former owner of Access To Money. Both the notes in connection with the acquisition of Access To Money and in connection with the Lampe Loan Facility bear interest at 13% per annum. In addition, debt issuance costs relating to the Lampe Loan Facility included $5.9 million for the estimated value of the warrants issued to the Lender. The warrants will be amortized over the 3-year term of the $11,000,000 note issued under the Securities and Purchase Agreement. See Note 8 to our condensed consolidated financial statements for a discussion of the Lampe Loan Facility.
Provision for Income Taxes
     We have recorded no benefit from our losses for the second quarter of 2007 and 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.
Discontinued Operations
     During 2006 and 2007, we sold all of our photocopy operations and all of our ATM operations outside the United States. As a result, the operations of our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses are shown as discontinued operations in the accompanying statement of operations for the three and six months ended June 30, 2008. See Note 12 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Loss
     Our net loss from continuing operations for the second quarter of 2008 was $3.7 million compared to a net loss from continuing operations of $1.9 million for the second quarter of 2007. The $1.8 million increase in net loss from continuing operations in the second quarter of 2008 is primarily due to a $1.4 million charge in non-cash stock compensation and a $1.5 million charge to loss on debt redemption associated with the acquisition of Access To Money. Excluding these costs, we would have seen a decrease of $1.1 million from the net loss of $1.9 million in the second quarter of 2007 to a loss of $800,000 in 2008.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

ATM Results of Operations — Continuing Operations

	2007		2008
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)

Transaction-based sales	$42,896	100.0%	$38,036	100.0%
Less discounts	29,017	67.6	25,523	67.1

Net transaction-based sales	13,879	32.4%	12,513	32.9%

Service and other sales	2,370		2,530
Sales of ATM equipment	1,179		1,206
Branch build out sales	—		165

Net sales	17,428		16,414
Cost of sales:
Cost of vault cash	2,790		1,899
Other	9,126		7,959

Gross profit	$5,512		$6,556

Operating data:
Average number of transacting ATMs	10,641		9,970
Withdrawal transactions	18,209,397		15,985,438
Average withdrawals per ATM per month	285		267
Average transaction-based sales per withdrawal transaction	$2.35		$2.38
Average discount per withdrawal transaction	$1.59		$1.60
Net transaction-based sales per withdrawal transaction	$.76		$.78
Sales
     For the first six months of 2008, sales from continuing operations decreased by $4.5 million, or 9.7%, to $41.9 million from $46.4 million for the first six months of 2007.
     The $4.5 million decrease in sales was primarily a result of a $4.9 million decrease in transaction-based sales offset by a $158,000 increase in service and other sales, a $27,000 increase in sales of ATM equipment, and $165,000 increase in branch build out sales.
     The $4.9 million decrease in transaction-based sales resulted from:

•	A 6.3% decrease in the average number of transacting ATMs primarily the result of attrition of contracts acquired from eFunds Corporation in November 2004.

•	A 6.3% decrease in average withdrawal transactions per ATM per month.
     The decreases in the number of our ATMs and the average number of withdrawals per ATM were partially offset by:
•	A 1.2% increase in average transaction-based sales per withdrawal transaction.

•	An increase in service and other sales, sales of ATM equipment, and branch build out sales.

•	The addition of Access To Money’s ATMs and transaction volume.
Sales Discounts
     In contrast to the slight change in sales discounts between the second quarters of 2007 and 2008, during the first six months of 2008 sales discounts decreased by $3.5 million from $29.0 million in the first six months of 2007 to $25.5 million for the first six months of 2008. Sales discounts as a percentage of transaction-based sales decreased slightly to 67.1% in the first six months of 2008 from 67.7% in the first six months of 2007. The lower discount cost is also reflected in the decrease of discounts as a percentage of transaction based sales to 67.1% in the first six months of 2008 from 67.7% in the first six months of 2007. The impact of a reduction in the number of merchant cashed machines having higher discount rates than company cashed machines typically produces a lower percentage of discounts as a percentage of transaction based sales.
Cost of Sales
     Although net sales from continuing operations decreased by $1.0 million in the first six months of 2008 compared to the first six months of 2007, cost of sales decreased by $2.1 million. As a result, gross margin increased by $1.0 million from $5.5 million in the first six months of 2007 to $6.5 million in the first six months of 2008.
     As a result of the sale of our United States photocopy business, we determined that it would be more economical to hire third parties to perform maintenance on our equipment and on merchant’s equipment where that is our responsibility. During the first six months of 2007, we transitioned our ATM maintenance function from our own field service employees to third parties. During the first six months of 2008, our expense for third party ATM service increased by $590,000 as compared to the same period in 2007. This increase was offset by a decrease of $863,000 in our cost of labor and parts attributed to our United States ATM business.
     We also saw a decrease in our cost of vault cash of $892,000, or 31%, as compared to the first six months of 2007. The decrease in the cost of vault cash is due to a reduction of the amount of vault cash in our system, which decreased from $71.9 million at June 30, 2007 to $69.1 million at June 30, 2008, and a reduction in the borrowing interest rate between the periods.
Selling, General and Administrative Expense
     Selling, general and administrative expense decreased by $1.8 million to $7.9 million in the first six months of 2008 from $9.6 million in the first six months of the prior year. Selling, general and administrative expense as a percent of sales decreased to 18.8% in the first six months of 2008 from 20.7% in the first six months of 2007. Specific decreases included:
•	Depreciation expense decreased by $259,000 due to the writedown of impaired assets in 2007.

•	Labor costs (excluding non-cash stock compensation expense) decreased by $507,000 or 14.9%. In connection with the sales of businesses in 2007 we substantially reduced our selling, general and administrative staff, by 63 employees during 2007. As of June 30, 2008, we have 62 employees as a result of the acquisition of Access To Money.
     Non-cash stock compensation expense increased by $1.4 million in the first six months of 2008 compared to the first six months of 2007. This was the result of the acceleration of the vesting of options and restricted stock associated with the acquisition of Access To Money.
Interest Expense, Amortization of Debt Issuance Costs, Loss on Early Extinguishment of Debt
     Interest expense and amortization of debt issuance costs increased by $1.3 million for the first six months of 2008 from $160,000 in the first six months of 2007. On April 18, 2008, we borrowed $11,000,000 pursuant to the Securities Purchase Agreement and issued a $9,754,465 note to the former owner of Access To Money. Both the notes in connection with the acquisition of Access To Money and in connection with the Lampe Loan Facility bear interest at 13% per annum. In addition, debt issuance costs relating to the Lampe Loan Facility include a $5.9 million estimate for the value of the warrants issued to the Lender. The warrants will be amortized over the 3-year term of the $11,000,000 note issued under the Securities and Purchase Agreement. See Note 8 to our condensed consolidated financial statements for a discussion of the Lampe Loan Facility.
Provision for Income Taxes
     We have recorded no benefit from our losses for the second quarter of 2007 and 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.

Discontinued Operations
     During 2006 and 2007, we sold all of our photocopy operations and all of our ATM operations outside the United States. As a result, as of the operations of our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses are shown as discontinued operations in the accompanying statement of operations for the three and six months ended June 30, 2008. See Note 12 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Loss
     Our net loss from continuing operations for the first six months of 2008 was $4.1 million compared to a net loss of $9.7 million for the first six months of 2007. Our net loss from continuing operations for the first six months of 2008 excluding losses on debt redemption of $4.1 million and $1.5 million, respectively, in 2007 and 2008 was $2.7 million compared to a net loss of $5.6 million for the first six months of 2007. The reduction in our loss from continuing operations was due primarily to the $2.1 million reduction in cost of sales and the $1.8 million reduction in selling, general and administrative expense.
Liquidity and Capital Resources
Lampe Loan Facility
     Between June 2006 and June 2007, we sold our photocopier businesses and our foreign ATM businesses and used substantially all of the net proceeds from those sales to pay debt. Our remaining debt under a credit facility pursuant to which we owed GSO Origination Funding Partners LP (“GSO”) and the other lenders $99.3 at the end of 2006 was $2.1 million as of December 31, 2007. On April 18, 2008, we borrowed $11.0 million pursuant to the Securities Purchase Agreement. The $11.0 million loan bears interest at 13%, payable semiannually, and is due in April 2011. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments and to meet quarterly minimum Consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs. The borrowings pursuant to the Lampe Loan Facility are collateralized by substantially all of our assets and the assets of our subsidiaries.
     In connection with the Lampe Loan Facility, we granted warrants to the Lender to purchase up to 12,500,000 shares of our common stock at an exercise price initially equal to $.28 per share subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price. The warrants are exercisable at any time and expire on April 18, 2015. In connection with the Securities Purchase Agreement entered into on February 8, 2008 with the Lender and Lampe, Conway & Co., as administrative agent we granted the Lender warrants to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price. Upon the issuance of the warrants to the Lender in April 2008 with a lower exercise price, the exercise price of the warrants issued in February was automatically reduced to $.28 per share. These warrants are exercisable at any time and expire on February 8, 2015.
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
     We used proceeds from this loan primarily to pay (1) the remaining balance due under our 2006 financing arrangement with GSO and the other lenders, (2) the previous $1.0 million note issued from the Lender (the “Lampe Note”), (3) $1.0 million we owed under a settlement agreement with Notemachine Limited (“Notemachine”), (4) the $2.5 million settlement we owed to eFunds Corporation and (5) the cash portion of the purchase price for our acquisition of Access To Money as discussed in Note 7 to our condensed consolidated financial statements.
     Following this borrowing, as of June 30, 2008, other than accounts payable and accrued liabilities in the normal course of business, we had the following debt (in thousands):

Lampe Loan Facility	$11,000
Note payable to former Access To Money owner	9,755
Notemachine settlement agreement	2,597
Other debt	1,800
TRM Inventory Funding Trust note payable	67,020

$92,172

     Our principal ongoing funding requirements are for working capital to finance our operations, fund capital expenditures and make payments on our debt.
     During the six months ended June 30, 2008, we used $2.1 million of cash in our operating activities compared to $9.1 million used in operating activities (including discontinued operations) during the second quarter of 2007.
     We had cash and cash equivalents of $5.2 million at June 30, 2008, compared to $3.9 million at December 31, 2007, and a net working capital deficit of $912,000 at June 30, 2008 compared to a net working capital deficit of $2.4 million at December 31, 2007.
     After borrowing $11.0 million under the Lampe Loan Facility in April 2008 and the repayment of the remaining balance with GSO, the Company has eliminated its position of default that could have triggered additional cross defaults raising questions about its ability to continue as a going concern. We believe that our liquidity and capital resources are adequate for our currently anticipated needs and feel that we are positioned to enter into collaborative relationships, raise additional capital, and continue to improve the financial condition and results of operations.

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
TRM Inventory Funding Trust Note Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. As of June 30, 2008, we had access to $100 million of vault cash under the facility of which $69.1 million was being used. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — United States Vault Cash Facility” in our Annual Report on Form 10-K/A, filed on April 29, 2008, for a discussion of our vault cash facility.
     Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.35% (1.75% prior to May 2007) plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans. Interest for the quarter ended June 30, 2008 was $761,000.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of June 30, 2008. Autobahn’s annual return is equal to 1.35% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility. Autobahn’s fees for the quarter ended June 30, 2008 were $29,000.
     We maintained a letter of credit for $2.9 million as of June 30, 2008, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.
     Termination. In March 2008, we notified the Trust and the other parties to the vault cash facility that we intended to terminate the vault cash arrangement with them and that we had made arrangements with another provider of vault cash whom we anticipate will provide vault cash for us at a lower cost. Pursuant to a Cash Provisioning Agreement effective as of August 28, 2007, as amended, between Genpass Technologies, L.L.C., doing business as Elan Financial Services (“Elan”), TRM ATM Corporation, TRM ATM Corporation and Pendum, Inc., and an ATM Vault Cash Purchase Agreement effective as of June 26, 2008, between Elan, TRM Inventory Funding Trust, TRM ATM Corporation, and DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt AM Main, we have transferred the provisioning of cash for 92 ATMs to Elan. We are still in the process of completing testing of this potential new vault cash provider and are currently uncertain whether we will transition to a new vault cash provider or seek to maintain our relationship with our current vault cash provider. If we terminate our current vault cash arrangement prior to its maturity in 2012 and repay the Trust’s borrowings, we will owe a prepayment fee of $750,000. However, we will be able to terminate the letter of credit guaranteeing our performance as servicer of the facility, and restricted cash of $2.8 million held by our bank as collateral for the letter of credit will become available for use in operations. We expect to pay the prepayment fee from the released restricted cash.
Off-balance Sheet Arrangements
     We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates as of June 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.
New Accounting Standards
     See Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of new accounting pronouncements.

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
Interest Rate Risk
     We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income from continuing operations was $160,000 for the six months ended June 30, 2008, and $117,000 for the same period in 2007. If the interest rate we earned on the $8.0 million in cash we had available for investment at June 30, 2008 increased or decreased by 1%, our interest income would increase or decrease by $80,000 per year.
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
     Under our United States vault cash facility, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $68.5 million at June 30, 2008 and $66.9 million at June 30, 2007 under this arrangement. The weighted average interest rate on these borrowings at June 30, 2008 was 4.34%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $1.7 million 790,000 and $2.6 million, respectively, for the six months ended June 30, 2008 and 2007. If the interest rate for the Trust’s borrowings at June 30, 2008 increased by 1%, to a weighted average of 5.34%, our cost of sales would increase by $685,000 per year.
Foreign Currency Risk
     As of June 30, 2008, we owed £1.3 million (approximately $2.6 million) to the purchaser of our United Kingdom and German ATM businesses. If the value of the British pound were to fluctuate significantly from the June 30, 2008 exchange rate, our financial position would be affected. A 10% increase in the value of the British pound versus the United States dollar would increase our liability by $260,000. A 10% decrease in the value of the British pound versus the United States dollar would decrease our liability by $260,000. Since we pay interest at a rate of 15% per annum on this liability, our interest expense would also be affected by a fluctuation in the exchange rate.

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
PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     On August 28, 2007, TRM ATM Corporation, entered into a Cash Provisioning Agreement, as amended, with Elan and Pendum, Inc., dated August 28, 2007. TRM ATM Corporation also entered into an ATM Vault Cash Purchase Agreement, effective on June 26, 2008, with Elan, TRM Inventory Funding Trust and DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt AM Main. These agreements were intended to transfer the provisioning of cash for 92 ATMs to Elan. We are still in the process of completing testing of this potential new vault cash provider and are uncertain if we will use them to replace our current vault cash provider.

ITEM 6. EXHIBITS
     (a) Exhibits
3.1	(a)	Articles of Amendment to the Restated Articles of Incorporation of TRM Corporation.
(b)	Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998).

(c)	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998).
3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748]).

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1).

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2).

4.4	Amended and Restated Warrant to GSO Credit Opportunities Fund (Helios), L.P., dated April 18, 2008 (incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended March 31, 2008).

4.5	Amended and Restated Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended March 31, 2008).

4.6	Amended and Restated Warrant to GSO Special Situations Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.7 of Form 10-Q for the quarter ended March 31, 2008).

4.7	Amended and Restated Warrant to GSO Domestic Capital Funding Partners LP., dated April 18, 2008 (incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended March 31, 2008).

4.8	Warrant to LC Master Fund, Ltd. dated February 8, 2008 (incorporated herein by reference to Exhibit 4.8 of Form 10-K for the fiscal year ended December 31, 2007)

4.9	Warrant to LC Master Fund, Ltd., dated April 18, 2008 (incorporated herein by reference to Exhibit 4.9 of Form 10-Q for the quarter ended March 31, 2008).

4.10	Warrant to LC Capital Master Fund, Ltd. dated April 18, 2008.

4.11	Warrant to Cadence Special Holdings II, LLC dated April 18, 2008.

10.1	Lease dated January 9, 2008, between 1101 Associates, LP and TRM Corporation (for registrant’s executive offices).

10.2	ATM Vault Cash Purchase Agreement effective June 26, 2008 by and among Genpass Technologies, LLC doing business as Elan Financial Services, TRM Inventory Funding Trust, TRM ATM Corporation, and DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main.

10.3	(a)	Cash Provisioning Agreement by and among Genpass Technologies LLC doing business as Elan Financial Services, TRM ATM Corporation, TRM ATM Corporation, and Pendum, Inc., dated August 28, 2007 (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 14, 2008).
(b)	Amendment No. 1 to Cash Provisioning Agreement by and among Genpass Technologies LLC doing business as Elan Financial Services, TRM ATM Corporation, TRM ATM Corporation, and Pendum, Inc., dated May 8, 2008 (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on August 14, 2008).
10.4	Amendment No. 1 to Securities Purchase Agreement dated July 21, 2008, by and among TRM Corporation, Lampe Conway & Co., LLC and LC Capital Master Fund, Ltd.

10.5	Secured Promissory Note issued to LC Capital Master Fund, Ltd. for $11,000,000.

10.6	Secured Promissory Note issued to LC Capital Master Fund, Ltd. for $9,900,000.

10.7	Secured Promissory Note issued to Cadence Special Holdings II, LLC for $1,100,000.

31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION
Date: August 14, 2008	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer