Form 10-Q
period 2008-09-30
TRM CORP
filed 2008-11-14
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
YES ☐  NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,485,619 shares of common stock outstanding at November 11, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURE
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRM Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	December 31,	September 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$3,859	$5,146

Restricted cash	3,073	2,892
Accounts receivable, net	2,611	3,482
Leases receivable, net	—	170
Inventories	50	427
Prepaid expenses and other	369	598
Deferred financing costs	172	2,235

Restricted cash — TRM Inventory Funding Trust	61,805	59,584

Total current assets	71,939	74,534
Property and equipment, net	4,222	3,110
Non-current leases receivable, net	—	719
Intangible assets, net	585	2,517
Goodwill	16,748	31,036
Deferred financing costs, long term	—	3,464
Other assets	795	661

Total assets	$94,289	$116,041

Liabilities, Minority Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,099	$7,292
Accrued and other expenses	7,673	6,773
Term loans	2,051	4,027
TRM Inventory Funding Trust note payable	58,505	57,518

Total current liabilities	74,328	75,610

Long term liabilities:
Term loans and other debt	5,301	20,315
Deferred tax liability, net	—	917

Total liabilities	79,629	96,842

Minority interest	1,500	1,500

Shareholders’ equity:
Common stock, no par value — 100,000 authorized at September 30, 2008 (50,000 at December 31, 2007); 21,486 shares issued and outstanding (17,213 at December 31, 2007)	136,181	145,922
Additional paid-in capital	63	63
Accumulated deficit	(123,084)	(128,286)

Total shareholders’ equity	13,160	17,699

Total liabilities, minority interest and shareholders’ equity	$94,289	$116,041

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Sales	$23,327	$25,221	$69,772	$67,158
Less commissions	14,990	16,518	44,007	42,041

Net sales	8,337	8,703	25,765	25,117
Cost of sales:
Cost of vault cash	1,394	988	4,184	2,886
Other	4,233	4,261	13,360	12,221

Gross profit	2,710	3,454	8,221	10,010
Selling, general and administrative expense (including non-cash stock compensation of $350 and $1,629 for the nine-month periods ended September 30, 2007 and 2008, respectively)	4,712	3,219	14,337	11,092
Restructuring charges (Note 14)	—	—	963	—
Equipment write-offs	1,198	182	1,216	193

Operating income (loss)	(3,200)	53	(8,295)	(1,275)
Interest expense and amortization of debt issuance costs	116	1,358	276	2,773
Loss on early extinguishment of debt	—	—	4,059	1,456
Other expense (income), net	(110)	(244)	240	(302)

Loss from continuing operations before benefit from income taxes	(3,206)	(1,061)	(12,870)	(5,202)
Provision for income taxes	59	—	59	—

Loss from continuing operations	(3,265)	(1,061)	(12,929)	(5,202)
Discontinued operations:
Income (loss) from operations, including gains on sales	(1,624)	—	3,596	—
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations	(1,624)	—	3,596	—

Net loss	$(4,889)	$(1,061)	$(9,333)	$(5,202)

Weighted average common shares outstanding	17,194	21,486	17,166	19,786
Basic and diluted income (loss) per share:
Continuing operations	$(.19)	$(.05)	$(.75)	$(.26)
Discontinued operations	(.09)	—	.21	—

Net loss	$(.28)	$(.05)	$(.54)	$(.26)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(In thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amounts	capital	deficit	Total
Balances, December 31, 2007	17,213	$136,181	$63	$(123,084)	$13,160
Net loss	—	—	—	(5,202)	(5,202)
Issuance of common stock	3,550	995	—	—	995
Stock option expense	—	46	—	—	46
Restricted stock expense	723	1,583	—	—	1,583
Issuance of warrants in connection with new debt	—	7,117	—	—	7,117

Balances, September 30, 2008	21,486	$145,922	$63	$(128,286)	$17,699

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 and 2008
(Unaudited)
(In thousands)

	2007	2008
Operating activities:
Net loss	$(9,333)	$(5,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges and asset write-downs	3,591	—
Depreciation and amortization	2,542	2,494
Non-cash stock compensation	350	1,629
Loss on disposal of equipment	171	193
Provision for doubtful accounts	72	175
Loss on early extinguishment of debt	4,059	1,374
Gain on sale of discontinued operations	(5,336)	—
Cumulative foreign currency translation adjustments recognized in income	(2,622)	—
Changes in items affecting operations, net of effects of business dispositions:
Restricted cash	(4,064)	181
Accounts receivable	612	(1,952)
Leases receivable	—	976
Inventories	978	(16)
Income tax receivable	101	—
Prepaid expenses and other	412	(228)
Accounts payable	884	2,099
Accrued expenses and settlement agreement	(182)	(5,507)

Cash used in operating activities	(7,765)	(3,770)

Investing activities:
Proceeds from sale of equipment	52	574
Capital expenditures	(41)	(301)
Proceeds from sale of discontinued operations	103,671	—

Acquisition of intangible and other assets	(428)	(171)
Acquisition of business, net of cash acquired	—	(4,308)

Cash provided by (used in) investing activities	103,254	(4,206)
Financing activities:
Borrowings on notes payable	1,289	13,619
Repayment of notes payable	(98,641)	(4,760)
Debt financing costs	—	(831)
Principal payments on capital lease obligations	(26)	—
Decrease in restricted cash — TRM Inventory Funding Trust	7,892	2,220
Proceeds of TRM Inventory Funding Trust note, net	(9,153)	(985)
Proceeds from exercise of stock options	25	—
Other capital additions	53	—

Cash provided by (used in) financing activities	(98,561)	9,263

Effect of exchange rate changes	(1,491)	—

Net increase (decrease) in cash and cash equivalents	(4,563)	1,287
Beginning cash and cash equivalents	8,086	3,859

Ending cash and cash equivalents	$3,523	$5,146

Supplemental cash flow information:
Non-cash transaction -
Issuance of warrants in connection with new debt	$—	$7,117
Payments:
Cash paid for interest	$534	$183
Cash paid for income taxes	$17	$12

Supplemental non-cash financing and investing activities disclosure:
Note payable issued in the acquisition of Access To Money	$—	$9,754
Value of shares issued in the acquisition of Access To Money	$—	$996
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
3. Net Loss Per Share
     Basic and diluted net loss per share are based on the weighted average number of shares outstanding during each period, with diluted net loss per share including the effect of potentially dilutive securities. For diluted net loss per share, the calculation includes the effect of potentially dilutive securities, unless such effect is antidilutive. For the three and nine months ended September 30, 2007 and 2008 our stock options, warrants and shares of unvested restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.
4. Leases Receivables
     We have direct finance leases with a customer in place for ATMs and bank branch build out construction and equipment expiring 2013. The total remaining minimum lease payments to be received over the term of the leases equals $889,000. The estimated residual value of the leased property at the end of term is $75,000 and unearned income over the term is expected to be $402,000.

5. Inventories

	December 31,	September 30,
	2007	2008
	(in thousands)
Parts	$9	$218
ATMs held for resale	41	209

	$50	$427

6. Equipment

	December 31,	September 30,
	2007	2008
	(in thousands)

ATMs	$7,764	$6,372
Computer equipment	5,200	5,459
Furniture and fixtures	1,150	1,175
Vehicles	—	48

	14,114	13,054
Accumulated depreciation	(9,892)	(9,944)

	$4,222	$3,110

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

(in thousands)
Cash	$1,048
Accounts receivable	937
Inventory	135
Equipment	132
Lease receivable, net	1,077
Other assets	587
Intangible assets:
Customer contracts	1,200
Distributor agreements	225
Non-contractual customer base	250
Non compete agreements	175
Trademarks	500
Goodwill	14,288

Total assets acquired	20,554

Accounts payable	137
Notes payable	989
Accrued liabilities	2,035
Other liabilities	1,016
Deferred tax liability	917

Subtotal liabilities	5,094

Total	$15,460

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
8. Notes Payable and Other Debt:

	December 31,	September 30,
	2007	2008
	(in thousands)

Term Loan B	$2,051	$—
Lampe Loan Facility	—	11,000
Note payable to former Access To Money owner	—	9,755
Notemachine	5,301	2,026
Other Debt	—	1,562
TRM Inventory Funding Trust note payable	58,505	57,518

	$65,857	$81,861

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
     In connection with the Lampe Loan Facility, we granted warrants to the Lender to purchase up to 12,500,000 shares of our common stock at an exercise price initially equal to $.28 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price. The warrants are exercisable at any time and expire on April 18, 2015. We have agreed to register the shares subject to the warrants. Using the Black-Scholes valuation model, we estimated the total fair value of the warrants issued to the Lender to be approximately $5.9 million. The components of the valuation included an expected term of seven years, a risk free rate of 3.8%, and volatility percentage of 133.4. The fair value of the warrants, together with legal and other fees relating to the Lampe Loan Facility was recorded as deferred financing costs and amortized over the term of the loan.
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
     Notemachine Settlement Agreement
     In November 2007, we entered into a settlement agreement with Notemachine Limited (“Notemachine”), relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007. Pursuant to the settlement agreement, we agreed to repay £3,250,000 (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale. As of September 30, 2008, we owed £1.1 million (approximately $2.0 million) pursuant to the settlement agreement. Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1,410,000. We also executed an amended settlement agreement with Notemachine on April 18, 2008 (the “Amended Settlement Agreement”) under which the outstanding balance is due in monthly payments of £71,212 including interest at 15% per annum through March 2010. Earlier payment is required if we obtain sufficient financing or accumulate a certain level of surplus cash (both as defined in the amended settlement agreement). Under the amended settlement agreement, our liability to Notemachine is collateralized by a security interest in substantially all of our assets and the assets of our subsidiaries, which security interest is subordinate to the security interest granted to Lender, under the Lampe Loan Facility.
     Other Debt
     The $1.6 million of other debt represents notes payable balances due to banks for cash in ATMs and a line of credit used by Access To Money to fund the purchase of ATMs for lease to customers.

     Vault Cash Facility
     In March 2008, we notified our current vault cash provider that we intended to terminate our vault cash arrangement with them and that we had made arrangements with another provider of vault cash to provide similar services. On November 5, 2008, we terminated our previous vault cash arrangement under our Loan and Servicing Agreement, dated March 17, 2000, as amended, by and among TRM Inventory Funding Trust, TRM ATM Corporation (“TRM ATM”), Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt AM Main (“DZ Bank”) and U.S. Bank National Association (“Original Vault Cash Agreement”). TRM Inventory Funding Trust paid $50,927,555 in consideration for the termination of the Original Vault Cash Agreement, which included a prepayment fee of $750,000, and the parties to the Original Vault Cash Agreement agreed to release their security interests upon termination.
     Pursuant to a Cash Provisioning Agreement, as amended, dated August 28, 2007, between Genpass Technologies, LLC, doing business as Elan Financial Services, TRM ATM, and Pendum Inc., and an ATM Vault Cash Purchase Agreement effective as of June 26, 2008, between Genpass Technologies, LLC, doing business as Elan Financial Services, TRM Inventory Funding Trust, TRM ATM, and DZ Bank, we have transferred the provisioning of cash for 92 ATMs to Elan. Our relationship under the cash provisioning agreements with Elan is structured such that Elan supplies cash to be placed into our ATMs. We are responsible for the payment of fees and interest related to the use of the cash under the cash provisioning agreements.
     TRM ATM entered into a series of Cash Provisioning Agreements with U.S. Bank National Association, doing business as Elan Financial Services (“Elan”), and various armored car carriers, dated October 31, 2008 (the “Cash Provisioning Agreements”). The Cash Provisioning Agreements provide that Elan will provide cash, through the use of armored car carriers, for our ATMs. The term of the Cash Provisioning Agreements is for a period of five years and automatically renews for additional one year periods unless either party gives the other parties notice of its intent to terminate. We are responsible for the payment of fees related to the use of the cash. We provided Elan with a subordinated lien and security interest in the ATMs, subject to the security interest of Lampe Conway & Co., LLC, Notemachine Limited and Douglas Falcone and any third party providing the direct financing of any ATM equipment and any refinancings of any of the foregoing. The Cash Provisioning Agreements also require us to maintain a positive demand account balance with Elan or, at our option, a letter of credit in favor of Elan in an amount not less than $800,000. Elan may draw on the account balance or letter of credit (i) in the event we materially default in the performance of any duties or obligations, which is not cured within 30 days notice; (ii) if we (A) terminate or suspend our business, (B) become subject to any bankruptcy or insolvency proceeding under federal or state statute, (C) become insolvent or become subject to direct control by a trustee, receiver or similar authority, (D) wind up or liquidate or (E) are required to terminate our involvement in the activities covered by the Cash Provisioning Agreements by order of a court of competent jurisdiction or a regulatory agency which governs the activities of a party; and (iii) in order to obtain payment of any fees, charges or other obligations that have not been paid pursuant to the Cash Provisioning Agreements. The demand account balance or letter of credit must remain open and funded by us for a period of 90 days after the termination of the Cash Provisioning Agreements.
     TRM ATM entered into an ATM Vault Cash Purchase Agreement, effective on November 3, 2008, with Elan, TRM Inventory Funding Trust and DZ Bank (the “ATM Vault Cash Purchase Agreement”). The ATM Vault Cash Purchase Agreement provided that on November 5, 2008, TRM Inventory Funding Trust will sell the cash in the ATMs to Elan, which Elan will provide to us.
     In connection with the Cash Provisioning Agreements and ATM Vault Cash Agreement, we obtained an irrevocable letter of credit in favor of Elan, from Wells Fargo Bank, N.A., dated October 31, 2008, in the amount of $2,000,000. The letter of credit expires on October 31, 2009 but automatically renews for additional one year periods unless Wells Fargo Bank, N.A. sends notice that it elects not to extend the expiration date of the letter of credit. Elan may draw on the letter of credit for a period of 60 days for the purpose of securing any shortage resulting under the ATM Vault Cash Purchase Agreement or in the event of bankruptcy, reorganization, debt arrangement, notification of termination of the ATM Vault Cash Purchase Agreement or our failure to pay any of our obligations. After the expiration of the 60 day period, we may reduce the letter of credit down to $800,000 which may be drawn upon by Elan.
9. Shareholders’ Equity
     Stock-based Compensation
     Stock-based compensation expense, which is included in selling, general and administrative expense during the nine months ended September 30, 2007 and 2008 was as follows (in thousands):

	2007	2008
Option grants	$(11)	$46
Restricted shares	361	1,583

Total stock-based compensation expense	$350	$1,629

     A summary of stock option activity during the nine months ended September 30, 2008 follows:

	Number of	Weighted average
	shares	exercise price
Outstanding January 1, 2008	276,625	$4.62
Options granted	—	—
Options exercised	—	—
Options forfeited	(53,125)	6.24

Outstanding September 30, 2008	223,500	4.23

     As of September 30, 2008, options to purchase 223,500 shares of common stock at a weighted average exercise price of $4.23 per share were vested and exercisable.

     As of December 31, 2007, 686,393 unvested shares of restricted stock were outstanding. During the second quarter of 2008, 486,000 shares of restricted stock were granted and 722,393 shares of restricted stock vested. During the third quarter of 2008, no shares of restricted stock were granted, and no shares of restricted stock vested, leaving the total shares of restricted stock outstanding at September 30, 2008, to be 450,000. These shares of restricted stock are unvested. The fair value of the restricted stock granted during 2008 was $0.28 per share. The fair value of the outstanding restricted stock at September 30, 2008 is $0.28 per share.
     A summary of restricted stock activity as of September 30, 2008, follows:

		Weighted average
	Shares	grant-date fair value
Unvested shares January 1, 2008	686,393	$2.80
Restricted shares granted	486,000	0.28
Restricted shares vested	(722,393)	2.68
Restricted shares forfeited	0	—

Unvested shares September 30, 2008	450,000	0.28

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
     In November 2006, we granted to the holders of our Term Loan B warrants to purchase 3,072,074 shares of our common stock at $1.36 per share. Pursuant to the terms of these warrants, the price per share was reduced to $.40 in February 2008 and further to $.28 in April 2008 upon issuance of the warrants to the Lender. See Note 8.
     As described further in Note 8, we also have outstanding warrants granting the Lender rights to acquire 2,500,000 and 11,250,000 shares of common stock at $.28 per share, and warrants granting Cadence rights to acquire 1,250,000 shares of common stock at $.28 per share.
     We have agreed to register the shares subject to all of our outstanding warrants.

10. Provision for Income Taxes
     We have recorded no benefit from our losses for the first nine months of 2007 or 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. As of September 30, 2008, we have net operating losses of approximately $53.2 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2027, and our Canadian subsidiary has net operating loss carryforwards of approximately $15 million available to offset future taxable income in Canada which expire in the years 2009 through 2017. However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.
11. Geographic Information
     Substantially all of our revenues from continuing operations for the nine months ended September 30, 2007 and 2008 were derived from sales to customers in the United States. As of September 30, 2008, substantially all of our assets were located in the United States.
12. Discontinued Operations and Sales of Businesses
     During 2007, we sold our photocopy operations and all of our ATM operations outside the United States. As a result, the operations of our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses are shown as discontinued operations in the accompanying statement of operations for the three and nine months ended September 30, 2007 and 2008.
     Net revenues of discontinued operations through the dates of sales in 2007 and through the nine months ended September 30, 2008 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Canada photocopy	$—	$—	$1,102	$—
United Kingdom photocopy	—	—	—	—
United States photocopy	—	—	1,368	—
Canada ATM	—	—	—	—
United Kingdom ATM	—	—	1,653	—
Germany ATM	—	—	130	—

	$—	$—	$4,253	$—

     Pretax income/(loss) from discontinued operations for the three and nine month periods ended September 30, 2007 and 2008 through the dates of sale (in thousands):

	Three months ended September 30,
	2007			2008
		Gain on			Gain on
	Operations	Sale	Total	Operations	sale	Total
Canada photocopy	$—	$—	$—	$—	$—	$—
United Kingdom photocopy	—	—	—	—	—	—
United States photocopy	—	(268)	(268)	—	—	—
Canada ATM	—	(48)	(48)	—	—	—
United Kingdom ATM	—	(1,308)	(1,308)	—	—	—
Germany ATM	—	—	—	—	—	—

	$—	$(1,624)	$(1,624)	$—	$—	$—

	Nine months ended September 30,
	2007			2008
		Gain on			Gain on
	Operations	sale	Total	Operations	sale	Total
Canada photocopy	$(2,975)	$29	$(2,946)	$—	$—	$—
United Kingdom photocopy	—	—	—	—	—	—
United States photocopy	398	565	963	—	—	—
Canada ATM	(113)	2,313	2,200	—	—	—
United Kingdom ATM	(1,617)	5,051	3,434	—	—	—
Germany ATM	(55)	—	(55)	—	—	—

	$(4,362)	$7,958	$3,596	$—	$—	$—

     Substantially all of the assets and liabilities of our United States photocopy business and our ATM businesses in Canada, the United Kingdom and Germany were sold in January 2007.
     A charge of $2.7 million is included in discontinued operations for the first nine months of 2007 to write down the carrying amount of the assets of the Canadian photocopy business to their estimated fair value less costs to sell.
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
15. Subsequent Event
     On November 5, 2008, we terminated our previous vault cash arrangement under the Original Vault Cash Agreement. TRM Inventory Funding Trust paid $50,927,555 in consideration for the termination of the Original Vault Cash Agreement, which included a prepayment fee of $750,000, and the parties to the Original Vault Cash Agreement agreed to release their security interests upon termination.
     Pursuant to a Cash Provisioning Agreement, as amended, dated August 28, 2007, between Genpass Technologies, LLC, doing business as Elan Financial Services, TRM ATM, and Pendum Inc., and an ATM Vault Cash Purchase Agreement effective as of June 26, 2008, between Genpass Technologies, LLC, doing business as Elan Financial Services, TRM Inventory Funding Trust, TRM ATM, and DZ Bank, we have transferred the provisioning of cash for 92 ATMs to Elan. Our relationship under the cash provisioning agreements with Elan is structured such that Elan supplies cash to be placed into our ATMs. We are responsible for the payment of fees and interest related to the use of the cash under the cash provisioning agreements.
     TRM ATM entered into Cash Provisioning Agreements dated October 31, 2008. The Cash Provisioning Agreements provide that Elan will provide cash, through the use of armored car carriers, for our ATMs. The term of the Cash Provisioning Agreements is for a period of five years and automatically renews for additional one year periods unless either party gives the other parties notice of its intent to terminate. We are responsible for the payment of fees related to the use of the cash. We provided Elan with a subordinated lien and security interest in the ATMs, subject to the security interest of Lampe Conway & Co., LLC, Notemachine Limited and Douglas Falcone and any third party providing the direct financing of any ATM equipment and any refinancings of any of the foregoing. The Cash Provisioning Agreements also require us to maintain a positive demand account balance with Elan or, at our option, a letter of credit in favor of Elan in an amount not less than $800,000. Elan may draw on the account balance or letter of credit (i) in the event we materially default in the performance of any duties or obligations, which is not cured within 30 days notice; (ii) if we (A) terminate or suspend our business, (B)

become subject to any bankruptcy or insolvency proceeding under federal or state statute, (C) become insolvent or become subject to direct control by a trustee, receiver or similar authority, (D) wind up or liquidate or (E) are required to terminate our involvement in the activities covered by the Cash Provisioning Agreements by order of a court of competent jurisdiction or a regulatory agency which governs the activities of a party; and (iii) in order to obtain payment of any fees, charges or other obligations that have not been paid pursuant to the Cash Provisioning Agreements. The demand account balance or letter of credit must remain open and funded by us for a period of 90 days after the termination of the Cash Provisioning Agreements.
     On November 3, 2008, TRM ATM entered into the ATM Vault Cash Purchase Agreement which provided that on November 5, 2008, TRM Inventory Funding Trust will sell the cash in the ATMs to Elan, which Elan will provide to us.
     In connection with the Cash Provisioning Agreements and ATM Vault Cash Agreement, we obtained an irrevocable letter of credit in favor of Elan, from Wells Fargo Bank, N.A., dated October 31, 2008, in the amount of $2,000,000. The letter of credit expires on October 31, 2009 but automatically renews for additional one year periods unless Wells Fargo Bank, N.A. sends notice that it elects not to extend the expiration date of the letter of credit. Elan may draw on the letter of credit for a period of 60 days for the purpose of securing any shortage resulting under the ATM Vault Cash Purchase Agreement or in the event of bankruptcy, reorganization, debt arrangement, notification of termination of the ATM Vault Cash Purchase Agreement or our failure to pay any of our obligations. After the expiration of the 60 day period, we may reduce the letter of credit down to $800,000 which may be drawn upon by Elan.
16. New Accounting Standards
     In May 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the effect, if any; the proposed guidance will have on our financial statements disclosures.
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
Overview
     During 2006 we operated ATM networks in the United States, United Kingdom, Canada and Germany, and we operated photocopier networks in the United States, United Kingdom and Canada. Between June 2006 and June 2007, we sold our photocopier businesses and our foreign ATM businesses and used substantially all of the net proceeds from those sales to pay our debt. As of December 31, 2006 and 2007, we owed $99.3 million and $2.1 million, respectively, under a credit facility. In April 2008, we borrowed $11.0 million which we used to pay the remaining balance due under our 2006 financing arrangement, together with other debts. We also used a portion of the proceeds from our April 2008 borrowing to pay the cash portion of the purchase price of LJR Consulting Corp., doing business as Access To Money (“Access To Money”), an ATM operator that we acquired in April 2008. Effective April 18, 2008, our consolidated results of operations include the operations of Access To Money. During the third quarter of 2008, our United States ATM networks had an average of 11,813 transacting ATMs compared to an average of 10,176 transacting ATMs during the third quarter of 2007. At the time we acquired Access To Money, it had 4,248 transacting ATMs.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
ATM Results of Operations — Continuing Operations

	2007		2008
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)

Transaction-based sales	$21,826	100.0%	$22,940	100.0%
Less commissions	14,990	68.7	16,518	72.0

Net transaction-based sales	6,836	31.3%	6,422	28.0%

Service and other sales	978		1,184
Sales of ATM equipment	523		1,074
Branch build out	—		23

Net sales	8,337		8,703
Cost of sales:
Cost of vault cash	1,394		988
Other	4,233		4,261

Gross profit	$2,710		$3,454

Operating data:
Average number of transacting ATMs	10,176		11,813
Withdrawal transactions	9,152,248		9,745,705
Average withdrawals per ATM per month	300		275
Average transaction-based sales per withdrawal transaction	$2.39		$2.35
Average discount per withdrawal transaction	$1.64		$1.69
Net transaction-based sales per withdrawal transaction	$.75		$.66
Sales
     For the third quarter of 2008, sales from continuing operations increased by $1.9 million or 8.1%, to $25.2 million from $23.3 million for the third quarter of 2007.
     The average number of transacting ATMs in our network increased by 1,637 primarily as the result of machines acquired in the Access To Money acquisition combined with the attrition of units acquired from eFunds Corporation in November 2004 and the disabling of approximately 1,300 ATMs on January 1, 2008, that failed to meet Triple Data Encryption standards. The increase in the number of transacting machines contributed a 6.4% or $593,457 increase in the number of withdrawal transactions between the three months ended September 2007 versus the same period ending 2008. We have completed the Triple Data Encryption upgrades on all company-owned machines and those under contract and operating with merchants as of September 30, 2008.
Commissions
     Commissions increased from $15.0 million in the third quarter of 2007 to $16.5 million in the third quarter of 2008. As a percentage of transaction-based sales, commissions increased to 72% in the third quarter of 2008 from 68.7% in the third quarter of 2007. This was the result of adding Access To Money’s machine base consisting primarily of merchant-owned, merchant-cashed ATMs, causing a decrease in the overall percentage of machines for which we provide cash. Since the commissions for machines which are cashed by the merchants are generally higher than the commissions for machines for which we provide cash, our commissions as a percent of transaction-based sales have increased.
Cost of Sales
     Cost of sales from continuing operations decreased by $378,000 from the third quarter of 2007 to the third quarter of 2008, resulting in a $744,000, or 27.5%, increase in gross profit between the third quarter of 2008 and the third quarter of 2007.
     Our cost of vault cash decreased by $406,000, or 29.1%, to $988,000 for the third quarter of 2008 from $1.4 million in the third quarter of 2007. The number of ATMs for which we provide cash increased by 4.8% from 2,255 in September 2007 to 2,365 in September 2008, and the total amount of vault cash in our system has decreased by 7.1%, to $61.1 million at September 30, 2008 from $65.8 million at September 30, 2007. In addition, the interest rate on our vault cash facility has decreased to 6.4% as of September 30, 2008 from 6.7% at September 30, 2007 due to decreased commercial paper interest rates.
     Our ATM processing costs and telecommunication costs decreased by $88,000, or approximately 7.4%, due to decreased pricing as the result of a renegotiated contract with eFunds Corporation (“eFunds”), improved management over telecommunication vendors and the repositioning of ATMs to take advantage of minimums under other processing contracts.
Selling, General and Administrative Expense
     Selling, general and administrative expense decreased by $1.5 million, or 31.7%, to $3.2 million in the third quarter of 2008 from $4.7 million in the third quarter of 2007. The selling, general and administrative expense as a percent of sales decreased to 12.8% in the third quarter of 2008 from 20.2% in the third quarter of the prior year.
     Labor costs increased by $78,000, or 4.9%, to $1.7 million in the third quarter of 2008 from $1.6 million in the third quarter of 2007. This increase is attributable to the addition of employees associated with the acquisition of Access To Money, temporary labor, and recruiting costs. As of September 30, 2008, we had 64 employees.
     Our cost for outsourced services decreased by $1.3 million period over period, primarily due to a settlement with eFunds that was the result of the termination of services they were performing for us under a Master Services Agreement entered into in 2004. We also did not renew software maintenance agreements that were no longer needed to support operations.
     Legal, accounting, directors fees, and consulting expenses decreased by $317,000 in the third quarter of 2008 from $823,000 in the third quarter 2007.

Interest Expense, Amortization of Debt Issuance Costs, Loss on Early Extinguishment of Debt
     Interest expense and amortization of debt issuance costs increased to $1.4 million for the third quarter of 2008 from $116,000 in the third quarter of 2007. On April 18, 2008, we borrowed $11,000,000 pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the LC Capital Master Fund, Ltd. (the “Lender”) and Lampe, Conway & Co., LLC, as administrative and collateral agent (the “Lampe Loan Facility”) and issued a $9,754,465 note to the former owner of Access To Money. Both the notes in connection with the acquisition of Access To Money and in connection with the Lampe Loan Facility bear interest at 13% per annum. In addition, debt issuance costs relating to the Lampe Loan Facility included $5.9 million for the estimated value of the warrants issued to the Lender. The warrants will be amortized over the 3-year term of the $11,000,000 note issued under the Securities and Purchase Agreement. See Note 8 to our condensed consolidated financial statements for a discussion of the Lampe Loan Facility.
Provision for Income Taxes
     We have recorded no benefit from our losses for the third quarter of 2007 and 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.
Discontinued Operations
     During 2006 and 2007, we sold all of our photocopy operations and all of our ATM operations outside the United States. As a result, the operations of our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses are shown as discontinued operations in the accompanying statement of operations for the three and nine months ended September 30, 2008. See Note 12 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Loss
     Our net loss from continuing operations for the third quarter of 2008 was $1.1 million compared to a net loss from continuing operations of $3.3 million for the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
ATM Results of Operations — Continuing Operations

	2007		2008
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)
Transaction-based sales	$64,721	100.0%	$60,977	100.0%
Less commissions	44,007	68.0	42,041	69.0

Net transaction-based sales	20,714	32.0%	18,936	31.0%

Service and other sales	3,349		3,713
Sales of ATM equipment	1,702		2,279
Branch build out sales	—		189

Net sales	25,765		25,117
Cost of sales:
Cost of vault cash	4,184		2,886
Other	13,360		12,221

Gross profit	$8,221		$10,010

Operating data:
Average number of transacting ATMs	10,486		10,584
Withdrawal transactions	27,361,645		25,760,401
Average withdrawals per ATM per month	290		271
Average transaction-based sales per withdrawal transaction	$2.37		$2.37
Average discount per withdrawal transaction	$1.61		$1.63
Net transaction-based sales per withdrawal transaction	$.76		$.75
Sales
     For the first nine months of 2008, sales from continuing operations decreased by $2.6 million, or 3.7%, to $67.2 million from $69.8 million for the first nine months of 2007.
     The $2.6 million decrease in sales was primarily the result of a $3.7 million decrease in transaction-based sales offset by a $440,000 increase in network fee revenue, a $587,000 increase in ATM equipment sales, and $189,000 increase in branch build out sales.
     The $3.7 million decrease in transaction-based sales was the result of attrition of contracts acquired from eFunds in November 2004 prior to the addition of ATMs from the acquisition of Access To Money. We have also experienced a 6.5% decrease in average withdrawal transactions per ATM per month from 290 for the first nine months of 2007 to 271 for the first nine months of 2008.
Sales Commissions
     During the first nine months of 2008 sales commissions decreased by $2.0 million from $44.0 million in the first nine months of 2007 to $42.0 million for the first nine months of 2008. Sales commissions as a percentage of transaction-based sales increased slightly to 69.0% in the first nine months of 2008 from 68.0% in the first nine months of 2007. Due to the addition of merchant based machines as a result of the acquisition of Access To Money, we now have a larger percentage of this type of ATM in our total machine count. Merchant cashed machines typically have higher commission rates than company cashed machines. This has impacted commissions and contributed to the higher percentage compared to the first nine months of 2007.
Cost of Sales
     Although net sales from continuing operations decreased by $648,000 in the first nine months of 2008 compared to the first nine months of 2007, cost of sales decreased by $2.4 million. As a result, gross margin increased by $1.8 million from $8.2 million in the first nine months of 2007 to $10.0 million in the first nine months of 2008.
     As a result of the sale of our United States photocopy business in January 2007, we determined that it would be more economical to hire third parties to perform maintenance on our equipment and on merchant’s equipment where that is our responsibility. At the end of 2006 we had 129 field service employees and reduced this number to nine by the end of the first quarter of 2007 and to zero by the second quarter of 2007. During the first nine months of 2008, our expense for third party ATM service increased by $634,000 compared to the same period in 2007. This increase was offset by a decrease of $727,000 in our cost of labor and parts.
     We also saw a decrease in our cost of vault cash of $1.3 million, or 31%, as compared to the first nine months of 2007. The decrease in the cost of vault cash is due to a reduction of the amount of vault cash in our system, which decreased from $65.8 million at September 30, 2007 to $61.1 million at September 30, 2008, and a reduction in the borrowing interest rate between the periods. We have also benefited from decreases in armored car costs of $226,000, decreases in telecommunication costs of $123,000, decreases in auto related costs of $177,000, and decreases in freight and shipping of $152,000. These reductions are the continued benefit of the restructuring started in 2007.
Selling, General and Administrative Expense
     Selling, general and administrative expense decreased by $3.2 million to $11.1 million in the first nine months of 2008 from $14.3 million in the first nine months of the prior year. Selling, general and administrative expense as a percent of sales decreased to 16.5% in the first nine months of 2008 from 20.5% in the first nine months of 2007. Specific decreases included:
•	Labor costs (excluding non-cash stock compensation expense) decreased by $292,000 or 6.0%. In connection with the sales of businesses in 2007, we substantially reduced our selling, general and administrative staff and as of September 30, 2008, we have 64 employees.

•	Our cost for outsourced services decreased by $3.1 million, primarily due to a settlement with eFunds that was the result of the termination of services they were performing for us under a Master Services Agreement entered into in 2004. We also did not renew software maintenance agreements that were no longer needed to support operations.

•	Legal, accounting, directors fees, and consulting expenses decreased by $1.1 million in the third quarter of 2008 as compared to third quarter 2007.
     Non-cash stock compensation expense increased by $1.3 million in the first nine months of 2008 compared to the first nine months of 2007. This was the result of the acceleration of the vesting of options and restricted stock associated with the acquisition of Access To Money.
Interest Expense, Amortization of Debt Issuance Costs, Loss on Early Extinguishment of Debt
     Interest expense and amortization of debt issuance costs increased by $2.5 million for the first nine months of 2008 from $276,000 in the first nine months of 2007. On April 18, 2008, we borrowed $11,000,000 pursuant to the Securities Purchase Agreement and issued a $9,754,465 note to the former owner of Access To Money. Both the notes in connection with the acquisition of Access To Money and in connection with the Lampe Loan Facility bear interest at 13% per annum. In addition, debt issuance costs relating to the Lampe Loan Facility include a $5.9 million estimate for the value of the warrants issued to the Lender. The warrants will be amortized over the 3-year term of the $11,000,000 note issued under the Securities and Purchase Agreement. See Note 8 to our condensed consolidated financial statements for a discussion of the Lampe Loan Facility.
Provision for Income Taxes
     We have recorded no benefit from our losses for the nine months ended 2007 and 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.
Discontinued Operations
     During 2006 and 2007, we sold all of our photocopy operations and all of our ATM operations outside the United States. As a result, the operations of our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy businesses are shown as discontinued operations in the accompanying statement of operations for the three and nine months ended September 30, 2008. See Note 12 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Loss
     Our net loss from continuing operations for the first nine months of 2008 was $5.2 million compared to a net loss of $12.9 million for the first nine months of 2007. Our net loss from continuing operations for the first nine months of 2008 excluding losses on debt redemption of $4.1 million and $1.5 million, respectively, in 2007 and 2008 was $3.7 million compared to a net loss of $8.8 million for the first nine months of 2007. The reduction in our loss from continuing operations was due primarily to the $2.4 million reduction in cost of sales and the $3.2 million reduction in selling, general and administrative expense.
Liquidity and Capital Resources
Lampe Loan Facility
     Between June 2006 and June 2007, we sold our photocopier businesses and our foreign ATM businesses and used substantially all of the net proceeds from those sales to pay debt. Our remaining debt under a credit facility pursuant to which we owed GSO Origination Funding Partners LP (“GSO”) and the other lenders was $99.3 million and $2.1 million as of December 31, 2006 and 2007, respectively. On April 18, 2008, we borrowed $11.0 million pursuant to the Securities Purchase Agreement. The $11.0 million loan bears interest at 13%, payable semiannually, and is due in April 2011. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments and to meet quarterly minimum Consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs. The borrowings pursuant to the Lampe Loan Facility are collateralized by substantially all of our assets and the assets of our subsidiaries.
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
     The Securities Purchase Agreement provides that as long as the Lender holds an aggregate of 1,250,000 warrant shares or warrants exercisable for 1,250,000 warrant shares, the Lender is entitled to appoint to our board of directors one designee selected by the Lender. If the Lender holds an aggregate of 2,500,000 warrant shares or warrants exercisable for 2,500,000 warrant shares, the Lender is entitled to appoint to our board of directors three designees selected by the Lender. The Lender currently has appointed three directors to our board of directors pursuant to this right.
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
     Following this borrowing, as of September 30, 2008, other than accounts payable and accrued liabilities in the normal course of business, we had the following debt (in thousands):

Lampe Loan Facility	$11,000
Note payable to former Access To Money owner	9,755
Notemachine settlement agreement	2,026
Other debt	1,562
TRM Inventory Funding Trust note payable	57,518

$81,861

     Our principal ongoing funding requirements are for working capital to finance our operations, fund capital expenditures and make payments on our debt.
     During the nine months ended September 30, 2008, we used $3.7 million of cash in our operating activities compared to $7.8 million used in operating activities (including discontinued operations) during the third quarter of 2007.
     We had cash and cash equivalents of $5.1 million at September 30, 2008, compared to $3.9 million at December 31, 2007, and a net working capital deficit of $1.1 at September 30, 2008 compared to a net working capital deficit of $2.4 million at December 31, 2007.
     After borrowing $11.0 million under the Lampe Loan Facility in April 2008 and the repayment of the remaining balance with GSO, the Company eliminated its position of default that could have triggered additional cross defaults raising questions about its ability to continue as a going concern. We believe that our liquidity and capital resources are adequate for our currently anticipated needs and feel that we are positioned to enter into collaborative relationships, raise additional capital, and continue to improve the financial condition and results of operations.
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
TRM Vault Cash Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. As of September 30, 2008, we had access to $100 million of vault cash under the facility of which $61.1 million was being used. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — United States Vault Cash Facility” in our Annual Report on Form 10-K/A, filed on April 29, 2008, for a discussion of this vault cash facility.
     Cost of the facility. The primary costs paid in connection with the facility are:
•	Interest on the loaned funds. The loans bear interest at an interest rate equal to 1.35% (1.75% prior to May 2007) plus the interest rate borne by the commercial paper that was issued to raise the funds for the loans. Interest for the quarter ended September 30, 2008 was $793,000.

•	Return for equity investors. Autobahn and GSS Holdings, Inc., as equity investors in the Trust, receive a return on the value of their investments, which were $1,485,000 and $15,000, respectively, as of September 30, 2008. Autobahn’s annual return is equal to 1.35% plus the interest rate borne by the commercial paper that is outstanding. GSS Holdings’ annual return is equal to 25.0%.

•	Fees. Autobahn receives a commitment fee and TRM ATM, as servicer, and the collateral agent each receive administrative fees in connection with the facility. Autobahn’s fees for the quarter ended September 30, 2008 were $26,842.
     We maintained a letter of credit for $2.9 million as of September 30, 2008, to guarantee the performance of the servicer of the facility. The Trust’s subcontractors maintain insurance on behalf of the Trust so as to ensure the cash is safe while stored at correspondent banks, and during delivery to ATM equipment and to vault or bank storage facilities.
     Termination. In March 2008, we notified the Trust and the other parties to the vault cash facility that we intended to terminate the vault cash arrangement with them and that we had made arrangements with another provider of vault cash to provide similar services. On November 5, 2008, we terminated the vault cash arrangement. TRM Inventory Funding Trust paid $50,927,555 in consideration for the termination of the vault cash arrangements. This included a prepayment fee of $750,000. We terminated the letter of credit guaranteeing our performance as servicer of the previous vault cash facility, and restricted cash of $2.8 million held by our bank as collateral for the letter of credit became available for use in operations.
New Facility
     Pursuant to a Cash Provisioning Agreement effective as of August 28, 2007, as amended, between Genpass Technologies, L.L.C., doing business as Elan Financial Services, TRM ATM Corporation (“TRM ATM”), and Pendum, Inc., and an ATM Vault Cash Purchase Agreement effective as of June 26, 2008, between Elan, TRM Inventory Funding Trust, TRM ATM, and DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt AM Main (“DZ Bank”), we have transferred the provisioning of cash for 92 ATMs to Elan.
     TRM ATM Corporation entered into an ATM Vault Cash Purchase Agreement, effective on November 3, 2008, with Elan, TRM Inventory Funding Trust and DZ Bank (the “ATM Vault Cash Purchase Agreement”). The ATM Vault Cash Purchase Agreement provided that on November 5, 2008, TRM Inventory Funding Trust will sell the cash in the ATMs to Elan, which Elan will provide to us.
     TRM ATM entered into a series of Cash Provisioning Agreements with U.S. Bank National Association, doing business as Elan Financial Services (“Elan”), and various armored car carriers, dated October 31, 2008 (the “Cash Provisioning Agreements”). The Cash Provisioning Agreements provide that Elan will provide cash, through the use of armored car carriers, for our ATMs. The term of the Cash Provisioning Agreements is for a period of five years and automatically renews for additional one year periods unless either party gives the other parties notice of its intent to terminate. We are responsible for the payment of fees related to the use of the cash. We provided Elan with a subordinated lien and security interest in the ATMs, subject to the security interest of Lampe Conway & Co., LLC, Notemachine Limited and Douglas Falcone and any third party providing the direct financing of any ATM equipment and any refinancings of any of the foregoing. The Cash Provisioning Agreements also require us to maintain a positive demand account balance with Elan or, at our option, a letter of credit in favor of Elan in an amount not less than $800,000. Elan may draw on the account balance or letter of credit (i) in the event we materially default in the performance of any duties or obligations, which is not cured within 30 days notice; (ii) if we (A) terminate or suspend our business, (B) become subject to any bankruptcy or insolvency proceeding under federal or state statute, (C) become insolvent or become subject to direct control by a trustee, receiver or similar authority, (D) wind up or liquidate or (E) are required to terminate our involvement in the activities covered by the Cash Provisioning Agreements by order of a court of competent jurisdiction or a regulatory agency which governs the activities of a party; and (iii) in order to obtain payment of any fees, charges or other obligations that have not been paid pursuant to the Cash Provisioning Agreements. The demand account balance or letter of credit must remain open and funded by us for a period of 90 days after the termination of the Cash Provisioning Agreements.
     In connection with the Cash Provisioning Agreements and ATM Vault Cash Agreement, we obtained an irrevocable letter of credit in favor of Elan, from Wells Fargo Bank, N.A., dated October 31, 2008, in the amount of $2,000,000. The letter of credit expires on October 31, 2009 but automatically renews for additional one year periods unless Wells Fargo Bank, N.A. sends notice that it elects not to extend the expiration date of the letter of credit. Elan may draw on the letter of credit for a period of 60 days for the purpose of securing any shortage resulting under the ATM Vault Cash Purchase Agreement or in the event of bankruptcy, reorganization, debt arrangement, notification of termination of the ATM Vault Cash Purchase Agreement or our failure to pay any of our obligations. After the expiration of the 60 day period, we may reduce the letter of credit down to $800,000 which may be drawn upon by Elan.
Off-balance Sheet Arrangements
     We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates as of September 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.
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
Interest Rate Risk
     We invest our cash in money market accounts. The income earned from these money market accounts is subject to changes in interest rates. Interest income from continuing operations was $248,000 for the nine months ended September 30, 2008, and $246,000 for the same period in 2007. If the interest rate we earned on the $8.0 million in cash we had available for investment at September 30, 2008 increased or decreased by 1%, our interest income would increase or decrease by $80,000 per year.
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
     Under our vault cash facility in effect during the third quarter of 2008, the Trust borrows money pursuant to a note funded by the sale of commercial paper. The Trust owed $59.0 million at September 30, 2008 and $64.0 million at September 30, 2007 under this arrangement. The weighted average interest rate on these borrowings at September 30, 2008 was 6.39%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $2.9 million and $4.2 million, respectively, for the nine months ended September 30, 2008 and 2007. If the interest rate for the Trust’s borrowings at September 30, 2008 increased by 1%, to a weighted average of 7.39%, our cost of sales would increase by $540,000 per year.
Foreign Currency Risk
     As of September 30, 2008, we owed £1.1 million (approximately $2.0 million) to the purchaser of our United Kingdom and German ATM businesses. If the value of the British pound were to fluctuate significantly from the September 30, 2008 exchange rate, our financial position would be affected. A 10% increase in the value of the British pound versus the United States dollar would increase our liability by $200,000. A 10% decrease in the value of the British pound versus the United States dollar would decrease our liability by $200,000. Since we pay interest at a rate of 15% per annum on this liability, our interest expense would also be affected by a fluctuation in the exchange rate.
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

(c) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998).

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748]).

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1).

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2).

4.4	Amended and Restated Warrant to GSO Credit Opportunities Fund (Helios), L.P., dated April 18, 2008 (incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended March 31, 2008).

4.5	Amended and Restated Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended March 31, 2008).

4.6	Amended and Restated Warrant to GSO Special Situations Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.7 of Form 10-Q for the quarter ended March 31, 2008).

4.7	Amended and Restated Warrant to GSO Domestic Capital Funding Partners LP., dated April 18, 2008 (incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended March 31, 2008).

4.8	Warrant to LC Capital Master Fund, Ltd., dated February 8, 2008 (incorporated herein by reference to Exhibit 4.8 of Form 10-K for the fiscal year ended December 31, 2007).

4.9	Warrant to LC Master Fund, Ltd., dated April 18, 2008 (incorporated herein by reference to Exhibit 4.9 of Form 10-Q for the quarter ended March 31, 2008).

4.10	Warrant to LC Capital Master Fund, Ltd. dated April 18, 2008 (incorporated herein by reference to Exhibit 4.10 of Form 10-Q for the quarter ended June 30, 2008).

4.11	Warrant to Cadence Special Holdings II, LLC., dated April 18, 2008 (incorporated herein by reference to Exhibit 4.11 of Form 10-Q for the quarter ended June 30, 2008).

10.1	ATM Vault Cash Purchase Agreement, effective November 3, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation, TRM Inventory Funding Trust and DZ Bank, AG, Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main.

10.2	Amendment No. 2 to Cash Provisioning Agreement, dated October 31, 2008, by and among Genpass Technologies LLC, doing business as Elan Financial Services, TRM ATM Corporation and Pendum, Inc.

10.3	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Brink’s U.S., A Division of Brink’s, Incorporated.

10.4	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Garda Global.

10.5	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Rochester Armored.

10.6	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and ATM Solutions, Inc.

10.7	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Mount Vernon Money Center.

10.8	Termination Agreement, dated November 5, 2008, by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank, AG, Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main, GSS Holdings Inc., U.S. Bank National Association and Wilmington Trust Company.

10.9	Services Agreement dated November 3, 2008, by and among U.S. Bank National Association doing business as Elan Financial Services, TRM ATM Corporation, and eFunds Corporation.

10.10	Irrevocable Letter of Credit dated October 31, 2008 from Wells Fargo Bank, N.A. in favor of U.S. Bank National Association.

10.11	Amendment No. 5 to Securities Purchase Agreement dated November 5, 2008 by and among TRM Corporation, Lampe Conway & Co., LLC and LC Capital Master Fund, Ltd.

31.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION
Date: November 14, 2008	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer