Form 10-K
period 2008-12-31
TRM CORP
filed 2009-03-31
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19657
TRM CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0809419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1101 Kings Highway N,
Suite G100
Cherry Hill, NJ 08034
(Address of principal executive offices) (Zip Code)
12402 N. E. 122nd Avenue
Portland, OR 97230
(Former address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (856) 414-9100

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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2008 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $4,442,555.
     As of March 18, 2009 the number of shares of the registrant’s Common Stock outstanding was 21,485,619.
Documents incorporated by reference: None

TRM CORPORATION

ITEM	PAGE
NO.	NO.

ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	5
ITEM 1B. UNRESOLVED STAFF COMMENTS	9
ITEM 2. PROPERTIES	9
ITEM 3. LEGAL PROCEEDINGS	9
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	10
ITEM 6. SELECTED FINANCIAL DATA	11
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	62
ITEM 9A. CONTROLS AND PROCEDURES	62
ITEM 9B. OTHER INFORMATION	63
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	64
ITEM 11. EXECUTIVE COMPENSATION	64
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	64
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	64
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	64
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	65
EX-10.1(A)
EX-10.5(A)
EX-10.5(B)
EX-10.5(C)
EX-10.5(D)
EX-10.6(A)
EX-10.6(B)
EX-10.6(C)
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
ITEM 1. BUSINESS
General
     Where you can find more information. We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. We also make available free of charge through our website at www.accesstomoney.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.
     Overview. We are an independent sales organization, or ISO, servicing businesses in the operation of automated teller machines, or ATMs. We expanded into the ATM business in 1999, leveraging the experience and infrastructure we had established in developing our photocopier operations, which began in 1981. From 1999 to 2004, we expanded our ATM operations through both internal growth and through acquisitions including, in November 2004, the acquisition of a network of over 15,000 ATMs from eFunds Corporation (“eFunds”). As a result of financial difficulties that we encountered beginning in 2005, in 2006 we determined it necessary to sell assets in order to reduce debt and to focus our business on our U.S. ATM operations. As a result, we sold our United Kingdom photocopy business in June 2006, our United Kingdom, Canadian and German ATM businesses in January 2007, our United States photocopy business in January 2007 and our Canadian photocopy business in June 2007. In April 2008, we acquired LJR Consulting Corp., d.b.a. Access to Money (“Access to Money”), which was a large independently-owned ATM company. This acquisition added 4,200 ATMs to our portfolio and brought with it a service infrastructure that we can continue to build upon. Currently, we operate ATMs in the United States. During December 2008, our United States ATM networks had 11,522 transacting ATMs.
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
Industry Segments and Geographical Information
     Since the sale of our photocopier businesses and our foreign ATM businesses, we have only one operating segment — ATM operations in the United States.
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

     In December 2008 we had 2,338 ATMs operating under the programs for which we were responsible for cash management and 9,184 ATMs for which merchants were responsible for cash management.
     We attempt to place ATMs in our company-owned program in high visibility, high traffic merchant locations. Our experience has demonstrated that the following locations, among others, often meet these criteria:
•	convenience stores;

•	combination convenience stores and gas stations;

•	supermarkets;

•	drug stores;

•	entertainment facilities such as bowling alleys, movie theaters, amusement parks and casinos;

•	restaurants and bars, particularly chain restaurants; and

•	shopping malls.
     We have found that the primary factors affecting transaction volume at a given ATM are its location within the site and merchandising, such as indoor and outdoor signage directing consumers to the machine location. As a result, we seek to maximize the visibility and accessibility of our ATMs, because we believe that once a customer establishes a pattern of using a particular ATM, the customer will generally continue to use that ATM.
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
     Master Services Agreement. In connection with the acquisition of the eFunds Corporation ATM business in November 2004, we entered into a Master Services Agreement with eFunds, which we call the MSA. Through this agreement, we consolidated many of the services we had previously obtained from multiple third party service providers with one provider and transferred to eFunds some of the services we had previously provided in-house. In May 2008, we entered into a Processing Services Agreement with eFunds to terminate the MSA. In connection with the termination of that agreement, we agreed to pay eFunds $2.5 million for the settlement of disputed charges, transition services and the early termination of the agreement.
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
Merchant Customers
     We have contracts with national and regional merchants and with numerous independent store operators. ATMs at The Pantry locations accounted for approximately 25.0% and 18.8 % of our United States ATM net sales in 2007 and 2008, respectively. ATMs at Cumberland Farms locations accounted for approximately 11.0% and 8.2% of our United States ATM net sales in 2007 and 2008, respectively.
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
Competition
     Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to us including Innovus, Inc., Global Axcess Corp., International Merchant Services, Inc., Cardtronics, Inc., ATM Express, Inc., and PAI ATM Services in the United States. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors could emerge and potentially acquire significant market share.

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
     Encrypting Pin Pad (“EPP”) and Triple Data Encryption Standard (“Triple DES”). Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as EPP and Triple DES. In 2005, we adopted a policy that any new ATMs that we acquire from a manufacturer must be both EPP and Triple DES compliant. As of December 31, 2008, all our owned ATMs in the United States were compliant with EPP and Triple DES and all our merchant-owned ATMs actively operating also met the required standards.
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

Trademarks
     Most of our ATM locations are identified by distinctive yellow, green and black trapezoidal signs bearing “TRM ATM(TM),” “Got Cash?”, and “TRM Cash Machine(TM).” We have registered the name “TRM Corporation(TM)” and “TRM ATM(TM)” trademarks for signage used in the United States. Those trademarks currently expire between 2009 and 2011 but can be renewed. Access to Money claims common law trademark rights in the names “Access to Money”, “Access to Money We’ll Show you the Money”, “Acce$$ to Money”, “Acce$$ to Money We’ll Show you the Money” and its logo, in connection with the goods of automated teller machines, namely, electronic currency dispensing apparatus for installation in retail environments other than banks, and instruction manuals sold as a unit therewith. We consider our business name and brands to be important to our business.
Employees
     As of December 31, 2008, we had 61 employees working in marketing, customer service and administration. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.
ITEM 1A. RISK FACTORS
Risks Related to Our Business Generally
The terms of our credit agreements may restrict our current and future operating and financial flexibility.
     The agreements that are in effect with respect to the remaining debt include a number of covenants that, among other things, restrict our ability to:
•	engage in mergers, consolidations and asset dispositions;

•	pay dividends on or redeem or repurchase stock;

•	merge into or consolidate with any third party;

•	create, incur, assume or guarantee additional indebtedness;

•	create, incur, assume or permit any liens on any asset;

•	make loans and investments;

•	engage in transactions with affiliates;

•	prepay, redeem or repurchase subordinated indebtedness;

•	enter into sale and leaseback transactions;

•	make asset or property dispositions; and

•	change the nature of our business.
     Our credit agreements also contain covenants that require our operations to produce minimum quarterly, six, nine, and twelve month fiscal period EBITDA amounts (as defined in the agreements) and that we maintain a certain level of minimum liquidity.
     A failure to comply with the covenants under our credit agreements could result in an event of default. In the event of a default under our credit agreements, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, and to require us to apply all of our available cash to repay these borrowings.

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
Changes in technology standards may cause us to incur substantial expense in upgrading or replacing our ATMs and could reduce use of ATMs and reduce our sales.
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
     We have a cash provisioning agreement that has a variable interest rate formula. Consequently, increases in interest rates increase our operating costs and expenses. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk” for a discussion regarding the impact of changes in interest rates on our expenses.
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
We could lose access to vault cash used to fill our placement ATMs under a cash provisioning agreement.
     We obtain the cash, which we call vault cash, to fill our company-owned ATMs in the United States through a cash provisioning agreement with ELAN Financial Services. If our cash provisioning agreement terminates, we may be unable to obtain cash from alternative sources on acceptable terms or at all. If we do not have access to vault cash for our company-owned ATMs we will have to suspend our operations with respect to these ATMs, our results of operations will be reduced and the value of our shareholders’ investments will decrease.
Risks Relating to Our Common Stock
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
     Our stock could be removed from the Pink Sheets electronic quotation service through which broker-dealers can make markets and enter orders to buy and sell shares of our stock. Our securities are not technically listed on the Pink Sheets so it is not possible for our stock to be delisted. However, if all market makers stop quoting our stock it could be removed from the service and impede shareholders and investors from buying and selling the shares. Our stock is also on Bulletin Board quotation services by FINRA. To remain on this service we need to maintain our SEC reporting status. If we encounter regulatory issues with the SEC we could be removed from both quotation services and impede shareholders and investors from buying and selling shares of our stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     Our principal office is located at 1101 Kings Highway N, Suite G100, Cherry Hill, New Jersey 08034. We currently lease approximately 20,572 square feet in Portland and sublease 18,072 square feet of that space to other tenants. The lease runs until 2010, with an option for an additional five-year term. We leased 3,100 square feet of office space in Philadelphia, Pennsylvania for use as executive offices under a month-to-month rental agreement until March 31, 2008. Effective March 1, 2008, we entered into a 38-month lease for 3,000 square feet of office space in Cherry Hill, New Jersey for use as executive office space. Effective July 1, 2008, we entered into a 60-month lease for 14,289 square feet of office and warehouse space in Whippany, New Jersey. We vacated most of our warehouse space and storage units during 2007 and continue to be obligated under leases that expire in 2010 for approximately 7,230 square feet of warehouse space at two locations. If we cannot renew any of the current leases we want to retain, we do not anticipate that we will have difficulty in leasing suitable replacement space.
ITEM 3. LEGAL PROCEEDINGS
     We are a defendant in one action that has arisen in the normal course of business. We believe that the ultimate disposition of this matter is immaterial to our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NASDAQ Delisting
     On September 12, 2007, we were notified by NASDAQ that our common stock was subject to delisting from the NASDAQ Global Market because we were not in compliance with the Minimum Bid Price Rule because the bid price per share of our common stock closed below $1.00 per share for 30 consecutive business days. We were provided with 180 calendar days, or until March 10, 2008, to regain compliance with the Minimum Bid Price Rule. However, we were not able to do so. On March 12, 2008, we announced that we had failed to comply with NASDAQ’s minimum bid price requirement and as a result, no longer met the requirements for continued listing on the NASDAQ Global Market. We received an additional NASDAQ Staff Determination Letter dated March 19, 2008, stating that our shares would be delisted from the NASDAQ Global Market as a result of our failure to satisfy the minimum stock price requirement of the NASDAQ Global Market as set forth in Marketplace Rule 4450(a).
     NASDAQ’s staff notified us that, unless we requested an appeal of the delisting determination, NASDAQ would suspend trading of our common stock at the opening of business on March 28, 2008, and our common stock would subsequently be delisted. We requested a hearing to appeal the Staff’s determination however, due to the close proximity in timing to our transaction to acquire Access to Money we decided to withdraw our request for a hearing and have our shares delisted from the NASDAQ Global Market. Effective April 24, 2008, our common stock was delisted from the NASDAQ Global Market, and is no longer traded on that market. Since April 24, 2008, our stock has been quoted on the Pink Sheets LLC, an electronic quotation service through which participating broker-dealers can make markets and enter orders to buy and sell shares of companies. As a consequence of the delisting, the ability of a stockholder to sell our common stock and the price obtainable for our common stock may be materially impaired. Even if we regain compliance with the minimum stock price requirement and seek to be relisted, we cannot be certain that NASDAQ will approve any application we may make for relisting or that any other exchange will approve our common stock for listing. See Item 1A, “Risk Factors — Risks Relating to Our Common Stock — The delisting of our common stock from the NASDAQ Global Market may result in impairment of the price at which our common stock trades and the liquidity of the market for it.”
Market Price Range
     The following table sets forth the high and low bid prices as reported by the NASDAQ Global Market and the Pink Sheets during the past two years.

	High	Low
2008
4th Quarter	$0.20	$0.08
3rd Quarter	$0.34	$0.14
2nd Quarter	$0.70	$0.20
1st Quarter	$0.85	$0.20
2007
4th Quarter	$1.00	$0.30
3rd Quarter	$1.45	$0.75
2nd Quarter	$2.94	$1.00
1st Quarter	$3.54	$1.82
     As of March 18, 2009, there were 21,485,619 shares of common stock outstanding held by 186 persons of record.
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

     Our ability to pay cash dividends on our common stock is subject to restrictions imposed by our credit agreements which prohibit us from paying cash dividends on our common stock without our lenders’ consent.
Securities Authorized for Issuance under Equity Compensation Plans

			Number of common shares
	Number of common shares to	Weighted-average	remaining available for future
	be issued upon exercise of	exercise price of	issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans (excluding
	and rights	warrants and rights	shares reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1996 Restated Stock Incentive Plan (“1996 Plan”):
Restricted stock awards	585,000
Options	178,500	$4.11

Total 1996 Plan	763,500		—
Omnibus Stock Incentive Plan (“2005 Plan”):
Restricted stock award	825,000
Options	180,000	$0.28

Total 2005 Plan	1,005,000		160,995
Equity compensation plans not approved by security holders:
2001 Nonqualified Stock Option Plan	15,000	$12.12	—

Total	1,783,500		160,995

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected financial data derived from our consolidated financial statements. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report. The December 31, 2004 and 2005 financial statements are not included in this report.

Selected Financial Data
Years ended December 31, 2004 — 2008
(In thousands, except per share and other operating data)

	2004	2005	2006	2007	2008
Sales	$31,725	$125,874	$107,656	$90,386	$88,613
Sales commissions	(12,826)	(76,673)	(65,576)	(56,711)	(56,744)
Net sales	18,899	49,201	42,080	33,675	31,869
Operating loss	(5,239)	(9,646)	(55,823)	(8,510)	(21,161)
Loss from continuing operations	(3,490)	(5,872)	(53,566)	(13,726)	(26,135)
Income (loss) from discontinued operations	11,418	(2,999)	(66,525)	5,299	—
Net income (loss)	7,928	(8,871)	(120,091)	(8,427)	(26,135)
Preferred stock dividends	(1,329)	(147)	—	—	—
Loss from continuing operations available to common stockholders	(5,787)	(6,019)	(53,566)	(13,726)	(26,135)
Basic and diluted loss per share from continuing operations	(.63)	(.41)	(3.14)	(.80)	(1.29)

Balance Sheet Data:
Working capital (deficit)	(9,203)	(89,172)	(2,619)	(2,389)	(4,217)
Total assets	359,482	341,782	226,444	94,289	32,667
Long-term debt (excluding current portion)	196,167	1,066	—	5,301	18,890
Preferred stock	11,620	—	—	—	—
Shareholders’ equity	111,712	139,926	25,693	13,160	(3,218)
Other Operating Data (unaudited):
Average number of transacting ATMs	3,011	14,530	12,378	10,253	10,840
Notes regarding comparability of information:
     1. During the fourth quarter of 2004, we discontinued efforts in the software development segment of our business. We show the results of the software development segment as discontinued operations.
     2. In 2004 we acquired the ATM business of eFunds and completed four other acquisitions.
     3. During the third quarter of 2006 we recorded a non-cash charges of $96.1 million for the impairment of certain assets, of which $43.3 million is included in continuing operations and $52.8 million is included in discontinued operations.
     4. In June 2006 we sold our United Kingdom photocopier business.
     5. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. In June 2007 we sold our Canadian photocopy business. We show the results of those business segments as discontinued operations. Other operating data shown above excludes the ATMs of the discontinued operations.
     6. In April 2008 we acquired the ATM business of Access to Money. During the fourth quarter of 2008 we recorded a non-cash charge of $19.8 million for the impairment of goodwill.
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
Overview
     ATM operations. We entered the ATM business in 1999, believing it to be a natural extension of our background in providing photocopiers to consumers in retail environments. From 1999 to 2005 we expanded our ATM networks to an average of 19,930 transacting ATMs in 2005. We grew our ATM business by acquiring ATMs or ATM networks, establishing new merchant relationships, expanding existing merchant relationships and displacing existing third-party operators as their contracts expired. As a result of the increasing size of our ATM networks, improved transaction pricing, our institution of a redeployment program for underperforming machines and favorable exchange rate movements, our ATM net sales increased from $34.5 million in 2003 to $50.5 million in 2004 and $90.5 million in 2005. In 2006, as a result of attrition of merchant contracts and limited capital available for expansion, our ATM net sales decreased to $81.7 million, including $39.6 million from our United Kingdom, German and Canadian ATM operations which are now reported as discontinued operations. Since January 2007 we have operated ATMs only in the United States.
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
     We acquired eFunds’ ATM business in November 2004. As a result, our United States ATM net sales increased from $18.9 million in 2004 to $49.2 million in 2005. In 2006 our net sales decreased to $42.1 million, primarily as a result of attrition of ATM contracts acquired in the acquisition of eFunds’ ATM business. Principally because of decreases in our sales and operating margins, we reviewed the carrying value of substantially all of our long-lived assets, which resulted in our recording non-cash charges of $96.1 million for asset impairments. Also contributing to the increased losses in 2006 were increases in our cost of vault cash and interest expense and a loss on early extinguishment of debt.
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
     During 2006 we operated ATM networks in the United States, United Kingdom, Canada and Germany, and we operated photocopier networks in the United States, United Kingdom and Canada. In June 2006 we sold our United Kingdom photocopy business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. In June 2007 we sold our Canadian photocopy business. Our remaining business operates ATMs in the United States. During 2008 our United States ATM networks had an average of 10,840 transacting ATMs.
     On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LC Capital Master Fund, Ltd. as lender (the “Lender”) and Lampe, Conway & Co., LLC as administrative and collateral agent (the “Lampe Loan Facility”). We used the proceeds from this loan primarily to pay (1) the remaining balance that we owed to GSO Origination Funding Partners, LP and the other lenders, (2) $1.0 million we borrowed from LC Capital Master Fund, Ltd. in February 2008, (3) $1.0 million we owed under a settlement agreement with the purchaser of our United Kingdom and German ATM businesses, (4) a $2.5 million settlement we owed to eFunds and (5) the cash portion of the purchase price for the acquisition of Access to Money. The $11.0 million note from the Lender bears interest at 13%, payable semiannually, and is due in April 2011. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments, to meet quarterly minimum Consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs. The borrowings pursuant to the Lampe Loan Facility are collateralized by substantially all of our assets and the assets of our subsidiaries. As of December 31, 2008, we had met all the covenants under the Lampe Loan Facility.
     Net sales were $42.1 million in 2006, $33.7 million in 2007, and $31.9 million in 2008.
     In 2006 we incurred a net loss of $120.1 million, in 2007 we incurred a net loss of $8.4 million and in 2008 we incurred a net loss of $26.0 million.
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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Results of Operations – Continuing Operations
	2007		2008
	Amount	%	Amount	%
	(in thousands, except operating and percentage data)
Transaction-based sales	$83,582	100.0%	$81,492	100.0%
Less commissions	56,711	67.9	56,744	69.6

Net transaction-based sales	26,871	32.1%	24,748	30.4%

Service and other sales	4,514		4,820
Sales of ATM equipment	2,290		2,301

Net sales	33,675		31,869
Cost of sales:
Cost of vault cash	5,399		3,618
Other	17,465		15,028

Gross profit	$10,811		$13,223

Operating data:
Average number of transacting ATMs	10,253		10,840
Withdrawal transactions	35,154,884		34,343,597
Average withdrawals per ATM per month	286		264
Average transaction-based sales per withdrawal transaction	$2.37		$2.38
Average discount per withdrawal transaction	$1.61		$1.65
Net transaction-based sales per withdrawal transaction	$.76		$.73
Sales
     In 2008, our United States ATM consolidated sales from continuing operations decreased by $1.8 million, or 2.0%, to $88.6 million from $90.4 million in 2007.
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
     Transaction-based sales decreased $2.1 million as the result of attrition of merchant contracts in our ATM network in addition to the impact of the general state of the economy and its affect on consumer spending. This was offset by additional transactional revenue that was added as the result of the acquisition of Access to Money on April 18, 2008. The average number of transacting ATMs in our network during 2008 increased by 5.7% compared to 2007. The increase in transacting ATMs is primarily the result of ATM contracts acquired from the acquisition of Access to Money in April 2008.
     The average number of withdrawal transactions per ATM per month decreased in 2008 to 264 from 286 in 2007. This change was due to an increase in the number of merchant-owned machines to the overall ATM population as a result of the acquisition of Access to Money’s ATM portfolio which was predominately merchant based. Average transaction-based sales per withdrawal in 2008 remained constant compared to 2007.
Sales Commissions
     Our merchants receive fees from transactions generated by the ATMs on their premises. These fees, or sales commissions, represent a share of transaction fees. The amount of the commission depends on a variety of factors, including the type of arrangement under which we place the ATM with the merchant and the number of transactions at the ATM. Sales commissions in our United States ATM business were 69.6% of transaction-based sales in 2008 and 67.9% in 2007. The average discount per withdrawal transaction increased by $.04 from 2007 to 2008 as a result of a larger number of merchant-owned machines under which the merchant receives a larger portion of the commission.
Cost of Sales
     Cost of sales decreased by $4.2 million to $18.6 million or 21.0%, of gross sales in 2008, from $22.9 million or 25.3% of gross sales in 2007.
     Prior to the sale of our photocopy business, our field service employees maintained both our photocopy and ATM equipment. As a result of the sale of our United States photocopy business, we determined that it would be more economical to hire third parties to perform maintenance on our equipment and on merchant’s equipment where that is our responsibility. As of December 31, 2006, we had 129 field service employees in the United States doing maintenance on equipment for both our ATM and photocopy businesses. As of June 30, 2007, we terminated all of our field service employees. During the first and second quarters of 2007 we transitioned our ATM maintenance function from our own field service employees to third parties. During 2008, our expense for outsourced ATM service decreased by $501,000 as compared to 2007. This decrease was the result of incurring no internal field service costs and a slight reduction in third party service costs.
     Due to the discontinuance of field service technicians in 2007, we stopped inventorying parts and used ATMs in the normal course of business, and we decided to sell or dispose of that inventory. As a result, cost of sales for 2007 included a $270,000 charge to write down our inventories to their estimated net realizable value.
     As a result of our restructuring effort that occurred in 2007 and continued in 2008, we saw the following reductions in 2008:
•	A decrease in our cost of vault cash of $1.8 million or 33.0%, as compared to 2007. This decrease was the result of lower interest rate costs on a lower amount of vault cash borrowed combined with a change in our vault cash provider.

•	A decrease in armored car carrier costs of $227,000, or 7.7%, as compared to 2007. This decrease in expense is due primarily to the reduction in the number of ATMs for which we provided cash and improved pricing due to the elimination and consolidation of vendors.

•	A $167,000 or 13.1% decrease in telephone costs associated with company-owned ATMS as compared to 2007.
Selling, General and Administrative Expense
     Selling, general and administrative expense, excluding the $19.8 million impairment charge discussed below, decreased by $2.4 million to $14.0 million in 2008 from $16.5 million in 2007. Selling, general and administrative expense as a percent of gross sales decreased to 15.8% in 2008 from 18.2% in 2007 excluding the $19.8 million impairment charge. Specific decreases included:

•	Depreciation and amortization expense decreased by $393,000 between 2007 and 2008 primarily due to higher depreciation costs on computer equipment in 2007 that were related to the writedown of obsolete software.

•	Accounting fees decreased by $520,000 or 36.0% due in large part to the relocation of the accounting functions to the east coast, reducing travel costs associated with its external audit firm. Fees were also lower due to less review time that was associated with the sale of our foreign ATM companies and both our foreign and domestic copier companies.

•	Legal costs decreased $319,000 or 34.0% from 2007 to 2008 as a result of less legal assistance being needed in 2008 since of the sale of our foreign ATM companies and both our foreign and domestic copier companies occurred in 2007.

•	Outsourced services expense decreased by $1.9 million or 80.7% due to a settlement agreement with eFunds terminating our obligation under a Master Services Agreement.

•	Consulting fees decreased by $324,000 or 41.7%. In 2008, we reduced our use of consultants who provided strategic and information technology consulting compared to 2007.
     These decreases were offset by increases that were mainly attributable to the acquisition of Access to Money in April 2008. Specific increases included:
•	Wages and benefits increased by $1.1 million from 2007 to 2008. The entire increase is attributable specifically to a year over year change in non-cash stock compensation of $1.2 million associated with the acceleration of cost related to the vesting of stock options and restricted stock.

•	Software license costs increased to $127,000 in 2008 from 2007. The licenses are for software products associated with our accounting, ATM operational systems and network infrastructure.
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
     We evaluate the recoverability of our goodwill by estimating the future discounted cash flows in combination with calculating the market value of the reporting unit to which the goodwill relates. We use discount rates corresponding to our cost of capital, risk adjusted as appropriate, to determine such discounted cash flows, and consider current and anticipated business trends, prospects, and other market and economic conditions when performing our evaluations. Such evaluations are performed at a minimum on an annual basis, or more frequently based on the occurrence of events that might indicate a potential impairment.
     During the fourth quarter of 2008 we recorded a non-cash charge of $19.8 million for the impairment of goodwill.
     Under the provisions of SFAS No. 142, the first step of our test for impairment of goodwill requires us to estimate the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying value. We determined the fair value of our reporting unit using a discounted cash flow approach and market approach utilizing based on the Company's publicly traded stock price with a control premium. A comparative market multiple approach was also analyzed but only for comparison purposes. The discounted cash flow approach calculated the present value of projected future cash flows using appropriate discount rates. The market approach we utilized was based on the Company's publicly traded stock price with a control premium. The comparative market multiple approach used only for comparative purposes provided indications of value based on market multiples for public companies involved in similar lines of business. The fair values derived from these valuation methods were compared to the carrying value of the reporting unit to determine whether impairment exists. In determining the fair values of our reporting unit as of November 30, 2008 (our measurement date), we applied a weighting of 50% to each approach.
     It was determined that the reporting unit’s carrying amount exceeded its fair value and that we had to perform the second step of the impairment test. The second step involved allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the goodwill as of the testing date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.
     We prepared our discounted cash flow analysis in the same manner as we have prepared it in prior years. We further updated all significant assumptions in light of current market and regulatory conditions. The key assumptions we used in preparing our discounted cash flow analysis were (1) projected cash flows, (2) risk adjusted discount rate, and (3) expected long term growth rate. We based our projected cash flows on our actual 2008 operating results through November 30 and on budgeted operating amounts for 2009. For 2010 and future periods (through 2014), we assumed a compound revenue growth rate of 6.6%, compound direct operating expense growth rates of 6.6% and compound selling, general and administrative expense growth rate 7.2%. In evaluating our expense growth rates, we assumed that direct expenses would track revenues and that selling, general and administrative expenses would track the growth in inflation. We used a risk-adjusted discount rate of 21.0%.
     We used the Capital Asset Pricing Model (“CAPM”) to estimate the required return on common equity capital. CAPM postulates that the opportunity cost of equity capital is equal to the return on risk-free securities plus the systematic risk (beta) of a business multiplied by the market price of risk (equity risk premium) plus an added return for certain business specific characteristics.)
     Our valuation methodology estimated the fair values of our reporting unit as determined under both the discounted cash flow analysis and market approach described above, we compared the aggregate weighted fair value for our reporting unit under these approaches to the fair value of the company, as a whole. We computed the company’s fair value, as of November 30, 2008 by (1) multiplying: (a) the closing price for a share of our common stock $0.18 to $0.19, based on the stock price as of the Valuation Date and the 60 day moving average and (b) the number of outstanding shares of our common stock,; and (3) adding a control premium of 20%, which we refer to as the “market capitalization approach.” We have applied a control premium to our market capitalization analysis because such premiums are typically paid in acquisitions of publicly traded companies. These control premiums represent the ability of an acquirer to control the operations of the business. We based our control premium on data over the last 12 months prior to the valuation date. Using the market capitalization approach described above, our company had an estimated fair value of $25.1 million.
     After evaluating the results of each of these analyses, we believe that the discounted cash flow and market approach provide reasonable estimates of the fair value of our reporting units because these approaches are based on our 2008 actual results and best estimates of 2009 performance. We have consistently used these approaches in determining the value of our goodwill and these types of analyses are used by the research analysts that follow us.
     The value of our company, as established by the market capitalization approach, is driven by a decline in our stock price, which began in 2006 and continued during 2007 and 2008 as a result of the difficulties associated with the acquisition of a large ATM portfolio. A comprehensive restructuring effort was implemented during 2007 and 2008 which has positively impacted operating results over those periods. Further, the daily trading volume in our stock is very low partly as a result of our move to the Pink Sheets market from NASDAQ in 2008. We also believe that the volatility in the overall market has significantly impacted our market capitalization.
     Due to the current economic environment there can be no assurances that the Company’s estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenues or margin growth rates of the reporting units are not achieved, the Company may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.
     The following table reflects the change in the carrying amount of goodwill for the two years ended December 31, 2008 (in millions):

Balance at December 31, 2006 and 2007	$16.7
Acquired goodwill	13.8
Impairment charge	(19.8)

Balance at December 31, 2008	$10.7

Restructuring Charges
     In connection with a corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we made significant staff reductions, including all of our United States field service employees, by the end of May 2007. We vacated leased warehouse and office space occupied by the terminated employees. During the first six months of 2007 we paid severance of $167,000 to terminated employees.
     During the first six months of 2007 we vacated warehouse and office space in eleven United States locations. We leased the vacated space under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we expect to incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties. The costs for both severance payments and vacated leases are included in restructuring charges in our statement of operations for 2007. As of December 31, 2008, we have only one lease for warehouse space which is utilized for records retention.
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
     In 2008, we sold 286 ATMs owned by us to a single customer. As a result of this sale, similar smaller sales, and the disposition of ATMs that could not be repaired, we had losses of $550,000 on these asset dispositions.
Interest Expense and Amortization of Debt Issuance Costs
     Interest expense and amortization of debt issuance costs increased to $4.1 million in 2008 from $464,000 in 2007. The terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses in June 2006 and January 2007 to pay debt. Accordingly, we have allocated interest on the lesser of the amount repaid or debt outstanding to discontinued operations. On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the LC Capital Master Fund, Ltd. (the “Lender”) and Lampe, Conway & Co., LLC, as administrative and collateral agent (the “Lampe Loan Facility”) and issued a $9.8 million note to the former owner of Access to Money. Both the notes in connection with the acquisition of Access to Money and in connection with the Lampe Loan Facility bear interest at 13% per annum. In addition, debt issuance costs relating to the Lampe Loan Facility included $5.9 million for the estimated value of the warrants issued to the Lender. The warrants will be amortized over the 3-year term of the $11,000,000 note issued under the Securities and Purchase Agreement. See Note 7 to our consolidated financial statements for a discussion of the Lampe Loan Facility. Interest and amortization of debt issuance costs were allocated between continuing operations and discontinued operations as follows (in thousands):

	2007	2008
Continuing operations	$464	$4,140
Discontinued operations	1,289	—

	$1,753	$4,140

     The increase in total interest and amortization of debt issuance costs in 2008 was primarily due to the interest under the Lampe Securities Purchase Agreement, Warrants associated with the Lampe transaction and interest under the Stock Purchase Agreement with Doug Falcone for the purchase of Access to Money.
Loss on Early Extinguishment of Debt
     The $1.5 million loss on early extinguishment of debt in 2008 was from writing off deferred financing costs in conjunction with refinancing our previous debt. The $4.8 million loss on early extinguishment of debt for 2007 resulted from writing off deferred financing costs of $4.1 million in connection with early payment of our term loans and line of credit and a $750,000 payment penalty accrued relating to the early termination of our vault cash arrangement.

Tax Rate
     For 2008 we did not allocate any tax provision to continuing operations. Our benefit for income taxes for 2007 was $1.2 million on a pretax loss from continuing operations of $3.0 million. The tax provision differs from the statutory rate due primarily to losses for which no tax benefit can be recorded. We did not record a tax benefit because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. See Note 8 to our consolidated financial statements.
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
     Our pretax income from discontinued operations was $5.4 million in 2007, compared to zero in 2008. See Note 12 to our consolidated financial statements for additional information regarding our discontinued operations.
Net Income (Loss)
     Our net loss increased by $17.7 million to $26.1 million in 2008 from $8.4 million in 2007. The major factors contributing to the 2008 net loss were a $19.8 million impairment of goodwill, a $4.1 million increase in interest expense, both of which were offset by a $4.2 million decrease in cost of sales and a reduction of $2.4 million in sales, general and administrative expense excluding the $19.8 million impairment charge.

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
Selling, General and Administrative Expense
     Selling, general and administrative expense attributed to continuing operations decreased by $14.1 million to $16.5 million in 2007 from $30.5 million in the prior year. Selling, general and administrative expense as a percent of sales decreased to 18.2% in 2007 from 28.4% in the prior year. Specific decreases included:

•	Amortization expense decreased by $3.8 million due to the reduction of the basis of our intangible assets as a result of impairment charges taken in the third quarter of 2006.

•	Labor costs (excluding non-cash stock compensation expense) decreased by $4.7 million, or approximately 44%. In connection with and following the sales of businesses in January and June 2007 we have substantially reduced our selling, general and administrative staff, from 102 employees as of December 31, 2006, to 39 employees as of December 31, 2007.

•	Non-cash stock compensation expense decreased by $543,000. In the second quarter of 2006, we recorded $618,000 of expense in connection with the acceleration of the vesting of options granted to our former President and Chief Executive Officer.

•	Legal and accounting fees decreased by $1.7 million, or approximately 41%, due in large part to our smaller size and sale of substantially all of our foreign operations in the first half of 2007.

•	Outsourced services expense decreased by $1.5 million due to a settlement agreement with eFunds reducing our obligation under a Master Services Agreement.

•	Consulting fees decreased by $896,000. We did not renew a one-year consulting agreement with our former Chief Executive Officer who resigned in March 2006. In addition, we reduced our use of other consultants who provided strategic and information technology consulting during 2006.

•	Depreciation expense decreased by $642,000 primarily because our Oracle ERP software became fully depreciated in early 2007.

•	A $493,000 decrease in travel expense due to the reduction in employees and a continued effort to control travel expenses during 2007.
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
Tax Rate
     For 2007 we did not allocate any tax provision to continuing operations. Our benefit for income taxes for 2006 was $5.2 million on a pretax loss from continuing operations of $58.8 million. The tax provision differs from the statutory rate due primarily to losses for which no tax benefit can be recorded. We did not record a tax benefit because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. See Note 8 to our consolidated financial statements.
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
     In November 2007, we entered into a settlement agreement with Notemachine relating to the sale of our United Kingdom and German ATM businesses to Notemachine in January 2007. Pursuant to the settlement agreement, we agreed to repay £3.0 million ($6.4 million using exchange rates as of December 31, 2007) in full and final settlement of claims by Notemachine relating to the sales. Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1.4 million. We also executed an amended settlement agreement with Notemachine on April 18, 2008 under which the outstanding balance is due in monthly payments of £71,212 including interest at 15% through March 2010. Earlier payment is required if we obtain sufficient financing or accumulate a certain level of surplus cash (both as defined in the amended settlement agreement).
     In February 2008, we entered into a Securities Purchase Agreement with LC Capital Master Fund, Ltd. and Lampe Conway & Co., LLC, serving as the administrative agent, pursuant to which we borrowed $1.0 million. £380,000 from the proceeds of the loan was used to pay the remainder of the January 2008 payment due to Notemachine, together with interest on the unpaid balance. The Lampe Facility loan bore interest equal to adjusted LIBOR (as defined in the Securities Purchase Agreement) plus (i) 5% for each interest period for which we pay interest in cash or (ii) 15% for each interest period for which we do not pay interest in cash. We also granted a warrant to LC Capital Master Fund, Ltd., to purchase in the aggregate 2,500,000 shares of our common stock at an exercise price initially equally to $0.40 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits. The warrant may be exercised at any time and expire on February 8, 2015. We have agreed to file a registration statement with the SEC covering the resale of the shares issuable on the exercise of the warrant pursuant to a registration rights agreement between us and LC Capital Master Fund, Ltd.
     On April 18, 2008, we borrowed $11.0 million pursuant to the Securities Purchase Agreement. The $11.0 million loan bears interest at 13%, payable semiannually, and is due in April 2011. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments and to meet quarterly minimum Consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs. The borrowings pursuant to the Lampe Loan Facility are collateralized by substantially all of our assets and the assets of our subsidiaries. We used proceeds from this loan primarily to pay (1) the remaining balance due under our 2006 financing arrangement with GSO and the other lenders, (2) the previous $1.0 million note issued from the Lender (the “Lampe Note”), (3) $1.0 million we owed under a settlement agreement with Notemachine Limited (“Notemachine”), (4) the $2.5 million settlement we owed to eFunds and (5) the cash portion of the purchase price for our acquisition of Access to Money as discussed in Note 2 to our consolidated financial statements.
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

     On May 30, 2008, the Lender transferred 1,250,000 of its warrants to Cadence Special Holding II, LLC (“Cadence”), at an exercise price equal to $0.28 per share. The warrants are exercisable at any time and expire on April 18, 2015. We agreed to register the shares subject to the warrants.
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
     As part of the purchase price for all of the capital stock of Access to Money, in April 2008 we issued a note payable to the former owner in the amount of $9.8 million. The note bears interest at 13% per annum with interest payable quarterly and the principal balance due April 18, 2015. Payments under the promissory note are subordinated to the payment in full of the Lampe Loan Facility and the amended and restated settlement agreement with Notemachine.
     During 2008, we used $6.0 million of cash in operating activities as compared to $5.6 million generated from operating activities in 2007. Cash used in operating activities in 2008 includes $1.1 million transferred from restricted cash held as collateral for letters of credit. During 2007 we received $101.5 million cash proceeds from the sale of discontinued operations, and we used $98.6 million of that cash to pay debt, reducing the balance of our syndicated debt to $2.1 million at the end of 2007.
     We had cash and cash equivalents of $4.5 million at December 31, 2008, compared to $3.9 million at December 31, 2007, and a net working capital deficit of $4.2 million at December 31, 2008 compared to a net working capital deficit of $2.4 million at December 31, 2007. The working capital deficits were partially caused by the classification of all of our debt facilities as current liabilities due to our loan covenant defaults. As of December 31, 2006, we classified all of the assets of the businesses sold in January 2007 as current assets, because the proceeds from those sales were required to be used to pay debt classified as a current liability. This debt was substantially repaid in January 2007. Subject to the matters discussed in the following paragraphs, we believe that our liquidity and capital resources are adequate for our currently anticipated needs.
Vault Cash Facility
     General. In March 2000, we established a facility for funding the cash which is placed in our ATM equipment (which we refer to as “vault cash”) for our United States ATMs. During 2008, we had access to $100.0 million of vault cash under the facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - United States Vault Cash Facility” in our Annual Report on Form 10-K/A, filed on April 29, 2008, for a discussion of this vault cash facility.
     Termination. In March 2008, we notified the Trust and the other parties to the vault cash facility that we intended to terminate the vault cash arrangement with them and that we had made arrangements with another provider of vault cash to provide similar services. On November 5, 2008, we terminated the vault cash arrangement. TRM Inventory Funding Trust paid $50.9 million in consideration for the termination of the vault cash arrangements. This included a prepayment fee of $750,000. We terminated the letter of credit guaranteeing our performance as servicer of the previous vault cash facility, and used $2.0 million of it to establish a new letter of credit with our new cash provider. The Trust had no assets or liabilities at December 31, 2008, and will be permanently dissolved in 2009.
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
     TRM ATM Corporation entered into an ATM Vault Cash Purchase Agreement, effective on November 3, 2008, with Elan, TRM Inventory Funding Trust and DZ Bank (the “ATM Vault Cash Purchase Agreement”). The ATM Vault Cash Purchase Agreement provided that on November 5, 2008, TRM Inventory Funding Trust would sell the cash in the ATMs to Elan, which Elan would then provide to us. As of December 31, 2008, the TRM Inventory Funding Trust is no longer consolidated in the financial statements due to the termination of the Loan and Servicing Agreement with DZ Bank.
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
     In connection with the Cash Provisioning Agreements and ATM Vault Cash Agreement, we obtained an irrevocable letter of credit in favor of Elan, from Wells Fargo Bank, N.A., dated October 31, 2008, in the amount of $2.0 million. The letter of credit expires on October 31, 2009 but automatically renews for additional one year periods unless Wells Fargo Bank, N.A. sends notice that it elects not to extend the expiration date of the letter of credit. Elan had the ability to draw on the letter of credit for a period of 60 days for the purpose of securing any shortage resulting under the ATM Vault Cash Purchase Agreement or in the event of bankruptcy, reorganization, debt arrangement, notification of termination of the ATM Vault Cash Purchase Agreement or our failure to pay any of our obligations. The expiration period ended January 5, 2009 without the occurrence of any of the aforementioned events and we reduced the letter of credit by $1.2 million down to $800,000 which may be drawn upon by Elan.
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

Contractual Commitments and Obligations
     The following table summarizes our contractual commitments and obligations as of December 31, 2008 (in thousands):

	Payments due by period
Contractual obligations	Total	2009	2010-2011	2012-2013	After 2013
TRM Corporation and subsidiaries
Lampe	$14,325	$1,450	$12,875	$—	—
Falcone	17,742	1,268	2,536	2,540	11,398
Notemachine	1,538	1,240	298	—	—
Other	1,678	1,142	536	—

	$35,283	$5,100	$16,245	$2,540	$11,398

     The long-term debt shown above in accordance with their contractual terms.
     The above payments include interest where applicable, with interest on variable rate obligations assumed to remain constant at the rate in effect as of December 31, 2008.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, sales, costs and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairments, depreciation, intangible assets, accounts receivable, inventories, and income taxes. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We have identified the following policies as critical to our business operations and to understanding the results of those operations.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we test our goodwill for impairment on an annual basis using a November 30 measurement date. We conduct interim impairment tests of our goodwill whenever circumstances or events indicate that it is more likely than not that the fair value of one of our reporting units is below its carrying value. Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of our finite-lived intangible assets or other long lived assets include the following: loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Furthermore, SFAS 142 exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future.
     Under the provisions of SFAS No. 142, the first step of our test for impairment of goodwill requires us to estimate the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying value. We determined the fair value of our reporting unit using a discounted cash flow approach and market approach utilizing based on the Company’s publicly traded stock price with a control premium. A comparative market multiple approach was also analyzed but only for comparison purposes. The discounted cash flow approach calculated the present value of projected future cash flows using appropriate discount rates. The market approach we utilized was based on the Company’s publicly traded stock price with a control premium. The comparative market multiple approach used only for comparative purposes provided indications of value based on market multiples for public companies involved in similar lines of business. The fair values derived from these valuation methods were compared to the carrying value of the reporting unit to determine whether impairment exists. In determining the fair values of our reporting unit as of November 30, 2008 (our measurement date), we applied a weighting of 50% to each approach.
     It was determined that the reporting unit’s carrying amount exceeded its fair value and that we had to perform the second step of the impairment test. The second step involved allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the goodwill as of the testing date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.
     We prepared our discounted cash flow analysis in the same manner as we have prepared it in prior years. We further updated all significant assumptions in light of current market and regulatory conditions. The key assumptions we used in preparing our discounted cash flow analysis were (1) projected cash flows, (2) risk adjusted discount rate, and (3) expected long term growth rate. We based our projected cash flows on our actual 2008 operating results through November 30 and on budgeted operating amounts for 2009. For 2010 and future periods, we assumed a compound revenue growth rate of 3.0%, compound direct operating expense growth rates of 7.0% and compound selling, general and administrative expense growth rate of 8.0%. In evaluating our expense growth rates, we assumed that direct expenses would track revenues and that selling, general and administrative expenses would track the growth in inflation. We used a risk-adjusted discount rate of 23.0%.
     We estimated the cost of equity by adding a “risk free” investment rate at November 30, 2008, to an equity risk premium for our size and then adding a risk premium for specific industry risk. The size and industry risk additions were made to account for the risks of (1) being a company with a small market capitalization and (2) being a company with leverage.
     We based our market multiple approach on the valuation multiples as of November 30, 2008 (enterprise value divided by EBITDA) of a selected group of peer companies in the ATM and financial services industries. We then used an average of these multiples to determine the fair value for our reporting unit.
     As a test of the reasonableness of the estimated fair values for our reporting unit, as determined under both the discounted cash flow analysis and market multiple approach described above, we compared the aggregate weighted fair value for our reporting unit under these approaches to the fair value of the company, as a whole. We computed the company’s fair value, as of November 30, 2008 by (1) multiplying: (a) the closing price for a share of our common stock $0.19 and (b) the number of outstanding shares of our common stock,; and (3) adding a control premium of 20%, which we refer to as the “market capitalization approach.” We have applied a control premium to our market capitalization analysis because such premiums are typically paid in acquisitions of publicly traded companies. These control premiums represent the ability of an acquirer to control the operations of the business. We based our control premium on a study of control premiums made during the period January 1998 through September 2008. Using the market capitalization approach described above, our company had an estimated fair value of $25.1 million.
     After evaluating the results of each of these analyses, we believe that the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our 2008 actual results and best estimates of 2009 performance, as well as peer company valuation multiples. We have consistently used these approaches in determining the value of our goodwill and these types of analyses are used by the research analysts that follow us. While the market capitalization is typically a good indicator of the reasonableness of our primary approaches in evaluating the impairment of goodwill, we do not believe it is a meaningful or appropriate indicator of the fair value of our business at this time.
     The value of our company, as established by the market capitalization approach, is driven by a decline in our stock price, which began in 2006 and continued during 2007 and 2008 as a result of the difficulties associated with the acquisition of a large ATM portfolio from eFunds. A comprehensive restructuring effort was implemented during 2007 and 2008 which has improved the operating results over those periods. Further, the daily trading volume in our stock is very low partly as a result of our move to the Pink Sheets market from NASDAQ in 2008. We also believe that the volatility in the overall market has significantly impacted our market capitalization.

     Due to the current economic environment there can be no assurances that our estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the our goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or margin growth rates of the reporting units are not achieved.
     As of December 31, 2007 and 2008, our assets include goodwill of $16.7 million and $10.7 million, respectively, and other intangible assets with a net carrying amount of $585,000 and $2.1 million, respectively.
     During 2006 and 2008, we recorded goodwill impairment charges of $96.1 million and $19.8 million, which we discuss in “Item 7. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impairment Charges”.
     In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we test all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicated that possible impairment exists. Whenever events or changes in circumstances indicate that our merchant contracts or equipment may be impaired, we evaluate the recoverability of the asset by measuring the related carrying amounts against the associated estimated undiscounted future cash flows. We periodically evaluate the estimated economic lives and related amortization expense for our finite-lived intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements and current and projected cash flows. Should the sum of the expected future net cash flows be less than the carrying values of the tangible or intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible or intangible assets exceeded their fair value.
     We have established valuation allowances to reduce our deferred tax assets to the amount that we believe we will realize. Because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts, we have established valuation allowances that reduced the carrying value of our net deferred tax assets to zero as of December 31, 2007 and 2008. If we determine that we will realize deferred tax assets in the future, we will increase (decrease) net income (loss) in the period in which we make the determination.
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
     In April 2008, the FASB and FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It will be effective for our fiscal year beginning in January 2009. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP No. 142-3 must be applied to all intangible assets recognized in our financial statements as of the effective date. We are currently evaluating the effect, if any, that FSP No. 142-3 will have on our consolidated financial statements.
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for our fiscal year beginning January 2009. We are currently evaluating the effect, if any, that EITF 07-5 will have on our consolidated financial statements.
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
Interest Rate Risk
     We invest our cash in money market funds. The income earned from these money market funds is subject to changes in interest rates. Interest income was $360,000 for 2007 and $309,000 for 2008. A 10% change in interest rates earned would not have had a material effect on our net income.

     Under our United States vault cash facility, the Trust borrowed money pursuant to a note funded by the sale of commercial paper. The Trust owed $58.5 million at December 31, 2007 and zero at December 31, 2008 under this arrangement. The weighted average interest rate on these borrowings at December 31, 2007 was 7.40%. Interest and fees relating to the Trust’s borrowings, which are included in cost of sales in our consolidated financial statements, totaled $5.5 million and $3.8 million for the years ended December 31, 2007 and 2008, respectively.
     As a result of the sale of our United Kingdom and substantially all of our Canadian ATM operations, we no longer maintain vault cash facilities in those countries and do not have further interest rate risk thereunder.
Foreign Currency Risk
     As of December 31, 2008, we owed £962,000 ($1.3 million using exchange rates as of December 31, 2008) to the purchaser of our United Kingdom and German ATM businesses. The value of the British pound decreased significantly in 2008 providing a gain on the exchange rates of $577,000. A 10% increase in the value of the British pound versus the United States dollar would increase our liability by $140,000. A 10% decrease in the value of the British pound versus the United States dollar would decrease our liability by $140,000. Since we pay interest at a rate of 15% per annum on this liability, our interest expense would also be affected by a fluctuation in the exchange rate.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K commencing on page 33.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders TRM Corporation
We have audited the consolidated balance sheets of TRM Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRM Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We were not engaged to examine management’s assessment about the effectiveness of TRM Corporation’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
March 31, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of TRM Corporation:
In our opinion, the consolidated statements of operations, of shareholders’ equity and of cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of TRM Corporation and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2006 listed in the accompanying index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
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
As noted in Note 12 to the financial statements, during the year ended December 31, 2007, the Company disposed of its Canadian photocopy business. The financial statements for the year ended December 31, 2006 have been retrospectively restated to reflect the Canadian photocopy business as a discontinued operation.
/s/ PricewaterhouseCoopers LLP
Portland, Oregon
May 23, 2007, except for the retrospective restatement of the Canadian photocopy operations as discontinued operations described in Note 12, which is as of March 28, 2008

TRM Corporation
Consolidated Balance Sheets
December 31, 2007 and 2008
(In thousands)

	2007	2008
Assets
Current assets:
Cash	$3,859	$4,535
Restricted cash	3,073	2,012
Accounts receivable, net	2,611	2,998
Leases receivable, net	—	176
Inventories	50	505
Prepaid expenses and other	369	308
Deferred financing costs	172	2,244
Restricted cash – TRM Inventory Funding Trust	61,805	—

Total current assets	71,939	12,778

Property and equipment, net	4,222	2,815
Non-current leases receivable, net	—	786
Intangible assets, net	585	2,120
Goodwill	16,748	10,657
Deferred financing costs, long term	—	2,918
Other assets	795	593

Total assets	$94,289	$32,667

Liabilities and Shareholders’ Equity (deficit)
Current liabilities:
Accounts payable	$6,099	$6,851
Accrued and other expenses	7,673	5,369
Term loans	2,051	4,775
TRM Inventory Funding Trust note payable	58,505	—

Total current liabilities	74,328	16,995

Long term liabilities:
Term loans and other debt	5,301	18,890

Minority interest	1,500	—

Commitments and contingencies (notes 11 and 16)

Shareholders’ equity (deficit):
Common stock, no par value -
100,000 shares authorized; 21,486 shares issued and outstanding (17,123 at December 31, 2007)	136,181	145,938
Additional paid-in capital	63	63
Accumulated deficit	(123,084)	(149,219)

Total shareholders’ equity (deficit)	13,160	(3,218)

Total liabilities and shareholders’ equity (deficit)	$94,289	$32,667

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
Years ended December 31, 2006, 2007 and 2008
(In thousands, except per share data)

	2006	2007	2008
Sales	$107,656	$90,386	$88,613
Less commissions	65,576	56,711	56,744

Net sales	42,080	33,675	31,869
Cost of sales:
Cost of vault cash	6,482	5,399	3,618
Other	16,990	17,465	15,028

Gross profit	18,608	10,811	13,223
Selling, general and administrative expense (including non-cash stock compensation of $508 in 2007 and $1,644 in 2008)	30,541	16,482	14,034
Impairment charges (note 15):
Goodwill	20,393	—	19,800
Other intangible assets	22,918	—	—
Restructuring charges	—	963	—
Equipment write-offs	579	1,876	550

Operating loss	(55,823)	(8,510)	(21,161)
Interest expense and amortization of debt issuance costs	1	464	4,140
Loss on early extinguishment of debt	3,105	4,809	1,456
Other expense (income), net	(169)	(57)	(610)

Loss from continuing operations before income taxes	(58,760)	(13,726)	(26,147)
Provision (benefit) for income taxes (note 8)	(5,194)	—	(12)

Loss from continuing operations	(53,566)	(13,726)	(26,135)
Discontinued operations:
Income (loss) from operations	(65,948)	5,437	—
Provision (benefit) for income taxes	577	138	—

Income (loss) from discontinued operations	(66,525)	5,299	—

Net loss	$(120,091)	$(8,427)	$(26,135)

Basic and diluted per share information:
Loss from continuing operations	$(53,566)	$(13,726)	$(26,135)

Loss from continuing operations available to common shareholders	$(53,566)	$(13,726)	$(26,135)

Weighted average common shares outstanding	17,034	17,178	20,213
Basic and diluted income (loss) per share:
Continuing operations	$(3.14)	$(.80)	$(1.29)
Discontinued operations	(3.91)	.31	—

Net loss	$(7.05)	$(.49)	$(1.29)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity (Deficit)
Years ended December 31, 2006, 2007 and 2008
(In thousands)

					Accumulated	Retained
				Additional	other	earnings
	Comprehensive	Common		paid-in	comprehensive	(accumulated
	income (loss)	Shares	Amounts	capital	income (loss)	deficit)	Total
Balances, December 31, 2005		16,871	131,545	$63	$2,884	$5,434	$139,926
Comprehensive loss:
Net loss	$(120,091)	—	—	—	—	(120,091)	(120,091)
Other comprehensive loss:
Foreign currency translation adjustment:
Recognized in income	(1,538)	—	—	—	(1,538)	—	(1,538)
Current period adjustment	3,272	—	—	—	3,272	—	3,272
Other	74	—	—	—	74	—	74

Comprehensive loss	$(118,283)

Exercise of stock options		235	91	—	—	—	91
Stock option expense		—	800	—	—	—	800
Restricted stock expense		—	339	—	—	—	339
Restricted shares vested		20	—	—	—	—	—
Issuance of warrants in conjunction with debt modification		—	2,820	—	—	—	2,820

Balances, December 31, 2006		17,126	135,595	63	4,692	(114,657)	25,693
Comprehensive loss:
Net loss	$(8,427)	—	—	—	—	(8,427)	(8,427)
Other comprehensive loss - Foreign currency translation adjustment:
Recognized in income	(5,283)	—	—	—	(5,283)	—	(5,283)
Current period adjustment	591	—	—	—	591	—	591

Comprehensive loss	$(13,119)

Exercise of stock options		18	25	—	—	—	25
Stock option expense (credit)		—	(2)	—	—	—	(2)
Restricted stock expense		—	510	—	—	—	510
Restricted shares vested		69	—	—	—	—	—
Other capital additions		—	53	—	—	—	53

Balances, December 31, 2007		17,213	136,181	63	—	(123,084)	13,160
Comprehensive loss:
Net loss	$(26,135)	—	—	—	—	(26,135)	(26,135)
Issuance of common stock		3,550	996	—	—	—	996
Stock option expense (credit)		—	46	—	—	—	46
Restricted stock expense		—	1,598	—	—	—	1,598
Issuance of warrants in connection with new debt		—	7,117	—	—	—	7,117
Restricted shares vested		723	—	—	—	—	—

Balances, December 31, 2008		21,486	$145,938	$63	$—	$(149,219)	$(3,218)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2007 and 2008
(In thousands)

	2006	2007	2008
Operating activities:
Net income (loss)	$(120,091)	$(8,427)	$(26,135)
Adjustments to reconcile net loss to net income (loss) to net cash provided by (used in) operating activities:
Impairment charges	96,062	3,592	19,800
Depreciation and amortization	19,965	3,152	3,994
Non-cash stock compensation	1,139	508	1,644
Loss on disposal or retirement of equipment	1,182	834	550
Provision for doubtful accounts	912	171	146
Loss on early extinguishment of debt	2,560	4,059	1,374
Gain on sale of discontinued operations	(362)	(4,528)	—
Cumulative foreign currency translation adjustment recognized in income	(1,538)	(5,283)	—
Changes in items affecting operations, net of effects of business acquisitions and dispositions:
Restricted cash	—	(3,073)	1,061
Accounts receivable	4,840	1,753	(1,495)
Inventories	1,723	1,164	(156)
Income taxes receivable	(4)	215	—
Prepaid expenses and other	617	1,359	61
Accounts payable	601	374	752
Accrued expenses	(1,893)	(1,500)	(7,605)
Deferred income taxes	(4,844)	—	—

Cash provided by (used in) operating activities	869	(5,630)	(6,009)

Investing activities:
Proceeds from sale of equipment	45	162	511
Capital expenditures	(7,023)	(61)	46
Proceeds from sale of discontinued operations	4,280	101,540	—
Acquisition of intangible and other assets	(862)	(471)	33
Acquisitions of business, net of cash	—	—	(4,160)

Cash provided by (used in) investing activities	(3,560)	101,170	(3,570)

Financing activities:
Borrowings on notes payable	119,148	1,374	13,787
Repayment of notes payable	(114,079)	(98,641)	(4,501)
Debt financing costs	(2,972)	—	(831)
Principal payments on capital lease obligations	(700)	(25)	—
Change in restricted cash	1,261	11,896	61,805
Proceeds of TRM Inventory Funding Trust note, net	(1,572)	(13,192)	(60,005)
Proceeds from exercise of stock options	91	25	—
Other	(19)	53	—

Cash provided by (used in) financing activities	1,158	(98,510)	10,255

Effect of exchange rate changes	(89)	(1,257)	—

Net increase (decrease) in cash and cash equivalents	(1,622)	(4,227)	676
Beginning cash and cash equivalents	9,708	8,086	3,859

Ending cash and cash equivalents, including $3,302 classified as assets held for sale at December 31, 2006	$8,086	$3,859	$4,535

Supplemental cash flow information:
Non-cash transactions:
Issuance of warrants in conjunction with debt	2,820	—	7,117
Payments:
Cash paid for interest	9,312	605	1,242
Cash paid for income taxes	1	(7)	36
Supplemental non-cash financing and investing activities disclosure:
Note payable issued in the acquisition of Access to Money	$—	$—	$9,754
Value of shares issued in the acquisition of Access to Money	$—	$—	$996
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
     In June 2006 we sold our United Kingdom photocopy business. In January 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada and our United States photocopy business. In June 2007 we sold our Canadian photocopy business. The results of the businesses we have sold are reflected as discontinued operations in our consolidated statement of operations. Our remaining business operates ATMs in the United States. We provide the equipment, maintenance, supplies and point of sale materials required for each of our installations, while the retailer oversees the daily operation of the equipment, provides the necessary floor space and shares in the revenue generated by our offerings. During 2008 our United States ATM networks had an average of 10,840 transacting ATMs.
     In November 2006 we announced the implementation of a corporate restructuring plan involving an initial reduction of then-existing controllable selling, general and administrative expenses of approximately 15%. Subsequent to that announcement, we sold operations that accounted for approximately 61% of our net sales in 2006. In connection with our restructuring plan and the sales of a substantial part of our operations, we have reduced our number of employees from 364 as of December 31, 2006 to 61 as of December 31, 2008.
     During 2007, we reduced our cost of sales by approximately 3.0% from 2006. This cost reduction would have been closer to 5.0% but for certain one time inventory write downs and elevated vault cash costs due to spikes in short term interest rates during this period. Even more dramatic was the reduction in selling, general and administrative costs of over 45.0%. We also posted net income in the fourth quarter of 2007 of $906,000 compared to a net loss of $15.2 million in the prior year period.
     2008 was primarily devoted to integrating our purchase of Access to Money. During this year, we continued to improve operating performance in all areas. Despite a 2.0% reduction in gross sales and a 5.4% reduction in net sales from 2007, gross profit improved 22.3%. Moreover, cost of sales was reduced 18.5% from 2007 to 2008. Excluding a one time goodwill impairment charge, we reduced selling, general and administrative costs by 35.7% from 2007 to 2008.
     In the fourth quarter of 2008, we were able to enjoy the benefits of our agreement with Elan Financial Services to supply cash to our fleet of full placement ATMs. As a result of this relationship, cost of sales for the fourth quarter was 33.5% lower than the same period in 2007. Gross profit in the fourth quarter of 2008 improved 24.0% compared to the same period in 2007.
   Principles of Consolidation
     The consolidated financial statements include the accounts of TRM and its subsidiaries. Our subsidiaries at December 31, 2008 included TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, TRM ATM Corporation, TRM ATM Acquisition Corporation, Access Cash International LLC, and S-3 Corporation. We sold all of the outstanding shares of TRM Copy Centres (U.K.) Limited, our United Kingdom photocopier subsidiary, in June 2006. In January 2007 we sold all of the outstanding shares of TRM ATM (U.K.) Limited which owned TRM ATM Deutschland GmbH. These two companies operated ATMs in the United Kingdom and Germany. The results of operations of the subsidiaries that we have sold are included in our consolidated financial statements only through the dates of sale. Effective December 31, 2003, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and, accordingly, consolidated the accounts of TRM Inventory Funding Trust in our consolidated financial statements. As of December 31, 2008 the TRM Inventory Funding Trust is no longer consolidated in the financial statements due to the termination of a Loan and Servicing Agreement with DZ Bank.
     All significant intercompany transactions and accounts are eliminated. During 2006 and part of 2007 we had subsidiaries operating in Canada, the United Kingdom and Germany, whose functional currencies were the Canadian dollar, British pound and Euro. Assets and liabilities of foreign operations were translated into United States dollars at current exchange rates. Revenue and expense accounts were translated into United States dollars at average rates of exchange prevailing during the periods. Adjustments resulting from translating foreign functional currency financial statements into United States dollars were recorded directly to a separate component of shareholders’ equity.
     Fair Value of Financial Instruments
     Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments. Fair value approximates the carrying value of our borrowings under our variable-rate long-term debt, based upon interest rates available for the same or similar instruments. In 2008, the majority of our debt has fixed interest rates and the fair value is estimated at $20.3 million.
     Restricted Cash
     At December 31, 2007 and 2008 we had $3.0 million and $2.0 million cash held by a bank as collateral for our letter of credit that is classified as restricted cash on our balance sheet.
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
     Accounts receivable are shown net of allowance for doubtful accounts of $354,000 and $648,000 at December 31, 2007 and 2008, respectively.
     Inventories
     During 2007, we began outsourcing our ATM maintenance, ceased using our parts inventory and adjusted all inventory down to its estimated net realizable value. With the acquisition of Access to Money in April 2008 (see Note 2) we acquired ATMs and parts inventory and do provide maintenance services in addition to outsourcing our ATM maintenance. Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of sale.
Inventories (in thousands)

	December 31,	December 31,
	2007	2008
Parts	$9	$141
ATMs held for resale	41	364

	$50	$505

     Long-Lived Assets
     We account for long-lived assets, primarily equipment and amortizable intangible assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Whenever events or changes in circumstances indicate that our merchant contracts or equipment may be impaired, we evaluate the recoverability of the asset by measuring the related carrying amounts against the associated estimated undiscounted future cash flows. Should the sum of the expected future net cash flows be less than the carrying values of the tangible or intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible or intangible assets exceeded their fair value.

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
     Goodwill
     As of December 31, 2007 and 2008, our assets include goodwill of $16.7 million and $10.7 million, respectively, and other intangible assets with a net carrying amount of $585,000 and $2.1 million, respectively. Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.
     Under the provisions of SFAS No. 142, the first step of our test for impairment of goodwill requires us to estimate the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying value. We determined the fair value of our reporting unit using a discounted cash flow approach and a comparative market multiple approach. The discounted cash flow approach calculated the present value of projected future cash flows using appropriate discount rates. The market multiple approach provided indications of value based on market multiples for public companies involved in similar lines of business. The fair values derived from these valuation methods are then compared to the carrying value of the reporting unit to determine whether impairment exists. In determining the fair values of our reporting unit as of November 30, 2008 (our measurement date), we applied a weighting of 50% to each approach.
     It was determined that the reporting unit’s carrying amount exceeded its fair value and that we had to perform the second step of the impairment test. The second step involved allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the goodwill as of the testing date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.
     During the fourth quarter of 2008 we recorded a non-cash charge of $19.8 million for the impairment of goodwill.
     We believe that volatility in the overall market as well as the low trading volume for the Company’s stock has significantly impacted the Company’s market capitalization.
     Due to the current economic environment there can be no assurances that the Company’s estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenues or margin growth rates of the reporting units are not achieved, the Company may be required to record additional goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.
     The following table reflects the change in the carrying amount of goodwill for the two years ended December 31, 2008 (in millions):

Balance at December 31, 2006 and 2007	$16.7
Acquired goodwill	13.8
Impairment charge	(19.8)

Balance at December 31, 2008	$10.7

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

     Stock-Based Compensation
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminated the ability to account for share-based payments using APB No. 25, and instead required companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and employee stock purchase plans. The expense is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of SFAS 123R became effective for our first quarter beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date, and to the portion of previously granted awards that had not vested by the adoption date. We adopted SFAS 123R effective January 1, 2006 on a prospective basis using the modified prospective transition method. SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest. We have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. See additional details pertaining to stock and option activity under Note 9, Shareholders’ Equity, “Common Stock Options and Restricted Stock Grants.”
     Net Income (Loss) Per Share
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. All outstanding options and warrants were excluded from the calculation of diluted earnings per share for 2006, 2007 and 2008 because their inclusion would have been antidilutive.
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
     In April 2008, the FASB and FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It will be effective for our fiscal year beginning in January 2009. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP No. 142-3 must be applied to all intangible assets recognized in our financial statements as of the effective date. We are currently evaluating the effect, if any, that FSP No. 142-3 will have on our consolidated financial statements.
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for our fiscal year beginning January 2009. We are currently evaluating the effect, if any, that EITF 07-5 will have on our consolidated financial statements.
     Financial Statement Reclassifications
     Certain financial statement reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no impact on total assets, total liabilities, shareholders’ equity or net loss. As discussed in Note 12 we have reclassified the results of operations of our Canadian photocopier operations to discontinued operations for all periods presented.
2. Acquisition of LJR Consulting Corp.
     On April 18, 2008, we acquired all of the capital stock of LJR Consulting Corp., doing business as Access to Money (“Access to Money”), an independent ATM deployer. The purchase price consisted of $4.3 million in cash, 3,550,000 shares of our common stock valued at $995,535, and a note payable to the former owner of Access to Money in the amount of $9.8 million bearing interest at 13% per annum with interest payable quarterly and the principal balance due April 18, 2015. Payments under this promissory note are subordinated to the payment in full of the amount under the Securities Purchase Agreement and the Amended Settlement Agreement with Notemachine. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. The allocated fair value of the assets acquired was as follows:

(in thousands)
Cash	$1,048
Accounts receivable	937
Inventory	135
Equipment	132
Lease receivable, net	1,077
Other assets	837
Intangible assets:
Customer contracts	1,200
Distributor agreements	225
Non-contractual customer base	250
Non compete agreements	175
Trademarks	500
Goodwill	13,709

Total assets acquired	20,225

Accounts payable	137
Notes payable	989
Accrued liabilities	858
Other liabilities	1,016
Deferred tax liability	917

Subtotal liabilities	3,917

Total	$16,308

     The allocation above is subject to change as management refines the allocation of the acquired intangibles. We intend to amortize on a straight-line basis the intangible assets, with the exception of trademarks, over periods ranging from three to five years. The acquisition is expected to enhance our presence in the marketplace by significantly increasing our market share, enhancing the geographical distribution of our operations and enabling us to increase our productivity. These factors contributed to establishing the purchase price which resulted in the recognition of goodwill. Goodwill is not subject to amortization for financial reporting purposes. All of the intangible assets acquired will be reviewed for impairment at least annually.
3.	Equipment
     Equipment (in thousands):

	December 31,
	2007	2008
ATMs	$7,764	$6,229
Computer equipment	5,200	5,591
Furniture and fixtures	1,150	954
Vehicles	—	49

	14,114	12,823
Accumulated depreciation	(9,892)	(10,008)

	$4,222	$2,815

Depreciation of equipment included in continuing operations for 2006, 2007 and 2008 was $2.8 million, $2.0 million and $1.1 million, respectively. See Note 15 regarding impairment of equipment in our former United States and Canadian photocopier operations.
4.	Vault Cash
     In 2000, a Deposit Trust Agreement (“Agreement”) was entered into between GSS Holdings, Inc. as Depositor, Wilmington Trust Company as Owner Trustee, and TRM ATM Corporation (“Servicer”) as Administrator. By virtue of the Agreement, TRM Inventory Funding Trust (the “Trust”) was created. Neither Servicer, TRM nor any affiliates have any ownership interest in the Trust. Any risk with regard to the Trust or the ability of the Trust to repay the Trust’s debt resides with the Trust and with GSS Holdings as the Depositor (equity investor in the amount of $15,000 as of December 31, 2007), and with Autobahn Funding Company LLC (“Lender” and equity investor in the amount of $1,485,000 as of December 31, 2007), rather than with Servicer, which merely serves as an administrator and servicer of the Trust. Autobahn Funding Company LLC is related to DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (“DZ Bank”) and is independent of the Servicer and us. The purpose of the

Trust was to provide cash to be placed in our United States ATM machines (“vault cash”), by accessing commercial paper markets. In November 2008 we replaced the provisioning of vault cash by DZ Bank to ELAN Financial Services.
     Until the replacement of DZ Bank with ELAN Financial Services, the Trust borrowed from and made repayments to the Lender and made other payments pursuant to a Loan and Servicing Agreement, and engaged the Servicer and other agents and contractors from time to time to perform all duties assigned under the Loan and Servicing Agreement. Borrowings from the Lender were collateralized by the assets of the Trust, principally the vault cash. The Lender issued asset-backed commercial paper notes to fund the loans to the Trust. Interest on the Trust’s borrowings from the Lender, were evidenced by a note, and were at a rate equal to 1.35% plus the interest rate of the commercial paper notes that the Lender issued to fund the loans to the Trust. The Trust also paid to the Lender an amount equal to the Lender’s equity investment in the Trust times 1.35% plus the yield rate of the commercial paper notes outstanding. The Loan and Servicing Agreement contained covenants applicable to us, including a minimum tangible net worth requirement. We entered into an amendment to that agreement in November 2007, which reset the minimum net worth covenant to $12.0 million. In January 2007 we entered into an amendment which, among other changes, extended the facility for five years and reduced the facility size to $100.0 million. A liquidity agreement with DZ Bank ensures that the Trust continued to have funds available for the term of the agreement.
     When the vault cash was placed in the ATM under the DZ Bank relationship, the Trust had a security interest in all of the fees and charges earned or received in connection with all revenue generating transactions initiated at the ATMs. The cash at all times remained the property of the Trust, and the Trust was ultimately obligated to repay the Lender. Subcontractors maintained insurance on behalf of the Trust to ensure the cash was safe while stored at correspondent banks, and during delivery to ATM machines and to the vault or bank storage facilities.
     Because we were the primary beneficiary of the Trust, the accounts of the Trust have been included in our consolidated financial statements. The Trust’s vault cash, amounting to $61.8 million at December 31, 2007 (and zero at December 31, 2008) is reported as restricted cash in the accompanying consolidated balance sheets, and the balance of the Trust’s note payable to the Lender, which totaled $58.5 million at December 31, 2007, is reported as a liability.
     The expenses of the Trust, which are primarily interest and fees related to the Trust’s borrowings and bank charges, were $6.7 million in 2006, $5.7 million in 2007 and $3.8 million in 2008 are included in cost of sales in our consolidated statements of operations.
     The Lender issued commercial paper notes with maturities of not more than 270 days. The outstanding commercial paper on December 31, 2007 matured January 2, 2008. Interest rates on the outstanding commercial paper notes ranged from 4.3% to 5.4% during 2006, 5.1% to 6.7% during 2007 and 2.3% to 6.3% in 2008.
     Selected information on the Trust’s borrowings for the years ended December 31, 2006, 2007 and 2008 is as follows:

	2006	2007	2008
Maximum amount outstanding at any month end	$89.5 million	$72.5 million	$66.1 million
Average outstanding during the year	$79.3 million	$64.7 million	$61.6 million
Weighted average interest rate at year end	7.14%	7.40%	—
Weighted average interest rate during the year	6.81%	6.98%	4.89%
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
     TRM ATM Corporation entered into an ATM Vault Cash Purchase Agreement, effective on November 3, 2008, with Elan, TRM Inventory Funding Trust and DZ Bank (the “ATM Vault Cash Purchase Agreement”). The ATM Vault Cash Purchase Agreement provided that on November 5, 2008, TRM Inventory Funding Trust would sell the cash in the ATMs to Elan, which Elan would then provide to us.
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
     In connection with the Cash Provisioning Agreements and ATM Vault Cash Agreement, we obtained an irrevocable letter of credit in favor of Elan, from Wells Fargo Bank, N.A., dated October 31, 2008, in the amount of $2.0 million. The letter of credit expires on October 31, 2009 but automatically renews for additional one year periods unless Wells Fargo Bank, N.A. sends notice that it elects not to extend the expiration date of the letter of credit. Elan had the ability to draw on the letter of credit for a period of 60 days for the purpose of securing any shortage resulting under the ATM Vault Cash Purchase Agreement or in the event of bankruptcy, reorganization, debt arrangement, notification of termination of the ATM Vault Cash Purchase Agreement or our failure to pay any of our obligations. The expiration period ended January 5, 2009 without the occurrence of any of the aforementioned events and we reduced the letter of credit by $1.2 million down to $800,000 which may be drawn upon by Elan.
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
5.	Goodwill and Intangible Assets
     Goodwill:
     Activity in our goodwill accounts by segment was as follows (in thousands):

		United		United
		States	Canada	Kingdom
	ATM	ATM	ATM	ATM	Total
Balance December 31, 2005	$118,875	$—	$—	$—	$118,875
Effect of exchange rate changes	834	—	—	—	834
Reallocation of goodwill (see Note 14)	(119,709)	37,140	9,513	73,056	—
Impairment (see Note 15)	—	(20,392)	(5,835)	(17,516)	(43,743)
Effect of exchange rate changes	—	—	(309)	97	(212)
Reclassification to assets held for sale (see Note 12)	—	—	(3,369)	(55,637)	(59,006)

Balance December 31, 2006 and 2007	—	16,748	—	—	16,748
Acquisition of Access to Money	—	13,709	—	—	13,709
Impairment (See Note 15)	—	(19,800)	—	—	(19,800)

Balance December 31, 2008	$—	$10,657	$—	$—	$10,657

     Intangible assets (in thousands):

	December 31, 2007			December 31, 2008
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Subject to amortization
Acquired contracts	$479	$(205)	$274	$—	$—	$—
Other	1,853	(1,616)	237	—	—	—
Non-compete agreement	—	—	—	175	(41)	134
Customer contracts	—	—	—	1,200	(197)	1,003
Distributor agreements	—	—	—	225	(31)	194
Non-contractual customer base	—	—	—	250	(35)	215

	2,332	(1,821)	511	1,850	(304)	1,546
Not subject to amortization	74	—	74	574	—	574

	$2,406	$(1,821)	$585	$2,424	$(304)	$2,120

     Amortization of intangible and other assets, which is included in selling, general and administrative expense in continuing operations, was $4.3 million, $525,000 and $1.0 million for 2006, 2007 and 2008, respectively. Estimated amortization expense for the next five years for intangible and other assets held at December 31, 2008 is: 2009 — $420,000; 2010 — $420,000; 2011 — $379,000; 2012 — $234,000, and 2013 — $103,000.
6. Accrued Expenses (in thousands)

	December 31,
	2007	2008
Settlement agreement — eFunds (Note 13)	2,500	—
Accrued prepayment fee (Note 4)	750	—
Accrued payroll expenses	168	405
Interest payable	5	1,204
ATM maintenance and other expenses	588	484
Other accrued expenses	3,662	3,276

	$7,673	$5,369

7. Notes Payable and Other Debt (in thousands)

	December 31,
	2007	2008
Term Loan B	$2,051	$—
Lampe Loan Facility	—	11,000
Note payable to former Access to Money owner	—	9,755
Notemachine	5,301	1,306
Other Debt	—	1,604
TRM Inventory Funding Trust note payable	58,505	—

	$65,857	$23,665

     In June 2006, we established a credit facility which we used to refinance our then-existing term loan and lines of credit. In connection with the repayment of our term loan and lines of credit, we recorded a loss on early extinguishment of debt of $3.5 million of which $372,000 is included in discontinued operations. This loss resulted from writing off costs of $2.6 million we had deferred in conjunction with that debt and payment of a prepayment penalty of $860,000 to our former lenders. The new facility consisted of three related agreements:
•	a $45.5 million credit agreement (the “First Lien Credit Agreement”) with GSO Origination Funding Partners LP (the “GSO Fund”), certain other lenders and Wells Fargo Foothill, Inc., serving as administrative agent, revolving lender, swing line lender and letter of credit issuer (“WFF”);

•	a $40.9 million second lien loan agreement with the GSO Fund, certain other lenders and WFF (the “Second Loan Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”); and

•	a £12.9 million (approximately $25.5 million based on exchange rates as of December 31, 2006) facility agreement between our wholly-owned subsidiary, TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL (“GSO Lux”) as the original lender, facility agent and security agent (the “UK Facility Agreement”).
     The First Lien Credit Agreement consisted of a $30.5 million term loan facility and $15.0 million of revolving commitments. There was a letter of credit sublimit of $6.0 million under the revolving loan commitment. The Second Loan Agreement consisted of a $40.9 million term loan.
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
     As of September 30, 2006, our financial performance caused us to not be in compliance with three of the covenants in the Credit Agreements and the UK Facility Agreement: the minimum amount of consolidated EBITDA (annualized), the consolidated leverage ratio and the consolidated fixed charge coverage ratio. Our lenders had the right to seek to accelerate the loan under the operative loan documents, but they did not do so or exercise other remedies. Instead, on November 20, 2006, we entered into agreements under which they waived our defaults and agreed with us to restructure our loans. As restructured, the interest rates on our loans were increased. The increased interest cost was deferred and added to principal. In addition, the maturity dates of the loans were changed so that a total of $69.9 million was due on or before February 28, 2007. The financial covenants were modified to require achievement of certain levels of earnings before interest, taxes, depreciation and amortization and certain other non-cash expenses (“adjusted EBITDA”), adjusted monthly, and to limit capital expenditures. We did not comply with the adjusted EBITDA covenant for the months of December 2006 through October 2007 and our lenders granted waivers of our violation of the adjusted EBITDA covenant for those months.
     We also granted warrants to the holders of Term Loan B to purchase 3.1 million shares of our common stock at a price equal to a 5% premium above the weighted average price of our common stock for the seven trading days following November 20, 2006. Based on that formula, the exercise price of the warrants was set at $1.36 per share. The warrants are exercisable for a period of seven years following November 20, 2006. We agreed to file a registration statement with the SEC covering the resale of the shares issuable upon the exercise of the warrants and to use our best efforts to have the registration statement declared effective by the SEC no later than May 18, 2007. However, we were unable to file the registration statement by May 18, 2007 because we filed our Annual Report on Form 10-K for 2006 and our Quarterly Report on Form 10-Q for the first quarter of 2007 late. We expected to enter into further agreements requiring registration of our securities, and did so in February 2008. Under the terms of the registration rights agreement, the warrant holders can seek damages due to our inability to file the registration statement. We have not received any demands from the warrant holders to file the registration statement as of the date of this report. Because the present value of the cash flows under the terms of the revised debt instruments were less than 10% different than the present value of the remaining cash flows under the terms of the original instruments, we accounted for the restructuring of our loans as a modification of the previously outstanding debt. Accordingly, we charged to expense the legal fees we incurred and recorded the fair value of the warrants and loan fees as deferred financing costs.
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
     As discussed further in Note 12, during the first six months of 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States and Canadian photocopy business and used $98.6 million from the proceeds of those sales to make principal and interest payments under our financing agreements with GSO Origination Funding Partners and other lenders. These payments repaid all of our liability under the First Lien Credit Agreement, the UK Facility Agreement and Term Loan A and most of Term Loan B. Following these payments, as of December 31, 2007, the only remaining balance under our term loans and line of credit was $2.1 million.
     Notemachine Settlement Agreement
     In November 2007, we entered into a settlement agreement with Notemachine Limited (“Notemachine”), relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007. Pursuant to the settlement agreement, we agreed to repay £3.3 million (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale. As of December 31, 2008, we owed £962,000 (approximately $1.3 million) pursuant to the settlement agreement. Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1.4 million. We also executed an amended settlement agreement with Notemachine on April 18, 2008 (the “Amended Settlement Agreement”) under which the outstanding balance is due in monthly payments of £71,212 including interest at 15% per annum through March 2010. Earlier payment is required if we obtain sufficient financing or accumulate a certain level of surplus cash (both as defined in the amended settlement agreement). Under the amended settlement agreement, our liability to Notemachine is collateralized by a security interest in substantially all of our assets and the assets of our subsidiaries, which security interest is subordinate to the security interest granted to Lender, under the Lampe Loan Facility.
     Bridge Loan
     In February 2008, we entered into a Securities Purchase Agreement with LC Capital Master Fund, Ltd., as lender and Lampe Conway & Co., LLC, as administrative agent, pursuant to which we borrowed $1.0 million. £380,000 from the proceeds of the loan was used to pay the remainder of the January 2008 payment due to Notemachine, together with interest on the unpaid balance. The loan bears interest equal to adjusted LIBOR (as defined in the Securities Purchase Agreement) plus (i) 5% for each interest period for which we pay interest in cash or (ii) 15% for each interest period for which we do not pay interest in cash. The Securities Purchase Agreement does not allow us to pay interest in cash until our Term Loan B has been paid in full. The loan matures on the earliest of December 6, 2012 or immediately following our repayment of Term Loan B.
     New Lampe Loan Facility
     In June 2006, we borrowed approximately $111.0 million from GSO Origination Funding Partners LP and other lenders. Under the Amended and Restated Second Lien Loan Agreement, dated as of November 20, 2006, by and among us, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as borrowers, the subsidiaries of the borrowers identified therein, as the guarantors, Wells Fargo Foothill, Inc., as administrative agent, GSO Origination Funding Partners, LP, a Delaware limited partnership, and the other lenders from time to time party thereto (the “Term Loan B”), we owed $2.1 million as of December 31, 2007. Interest on Term Loan B was at LIBOR plus 12% (14.70% as of March 31, 2008). The borrowings pursuant to Term Loan B were collateralized by substantially all of our assets and the assets of our subsidiaries. Because we were uncertain whether we could comply with all of the terms of Term Loan B, as of December 31, 2007, we classified the entire balance of the loan as a current liability on our balance sheet.

     On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LC Capital Master Fund, Ltd. as lender (the “Lender”) and Lampe, Conway & Co., LLC as administrative and collateral agent (the “Lampe Loan Facility”). We used proceeds from this loan primarily to pay (1) the remaining balance of Term Loan B that we owed to GSO Origination Funding Partners and the other lenders, (2) $1.0 million we borrowed from LC Capital Master Fund, Ltd. in February 2008, (3) $1.0 million we owed under a settlement agreement with the purchaser of our United Kingdom and German ATM businesses, (4) the $2.5 million settlement we owed to eFunds and (5) the cash portion of the purchase price for the acquisition of Access to Money. The $11.0 million note from the Lender bears interest at 13%, payable semiannually, and is due in April 2011. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments and to meet quarterly minimum Consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs. The borrowings pursuant to the Lampe Loan Facility are collateralized by substantially all of our assets and the assets of our subsidiaries.
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
     Note Payable to Former Access to Money Owner
     As part of the purchase price for all of the capital stock of Access to Money, in April 2008 we issued a note payable to the former owner in the amount of $9.8 million. The note bears interest at 13% per annum with interest payable quarterly and the principal balance due April 18, 2015. Payments under the promissory note are subordinated to the payment in full of the Lampe Loan Facility and the amended and restated settlement agreement with Notemachine.
     Other Debt
     The $1.6 million of other debt represents notes payable balances due to the former owner of Access to Money for vault cash and a bank for a lease related to a customer project.
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

8. Income Taxes
     The components of income tax expense (benefit) are as follows (in thousands):

	2006	2007	2008
Current:
Federal	$—	$—	$—
State	59	138	(12)
Foreign	21	—	—

Deferred:
Federal	(4,248)	—	—
State	(163)	—	—
Foreign	(286)	—	—

	$(4,617)	$138	$(12)

     Income tax expense (benefit) has been allocated as follows (in thousands):

	2006	2007	2008
Continuing operations	$(5,194)	$—	$(12)
Discontinued operations	577	138	—

	$(4,617)	$138	$(12)

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,
	2007	2008
Current:
Accrued liabilities	$202	$—
Accounts receivable allowance	137	259
Unrealized exchange gains	—	(40)
Valuation allowance	(339)	(219)

	$—	$—

Noncurrent:
Net operating losses	$20,499	$22,423
Depreciation and amortization:
Equipment	(1,005)	(621)
Goodwill	24,152	24,903
Intangible assets	10,275	10,072
Other	16	—
Non-cash stock compensation	—	60
Valuation allowance	(53,937)	(56,837)

	$—	$—

     We have established a valuation allowance to reduce our deferred tax assets to the amount that we believe we will realize. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we determined that we may not realize all or part of our net deferred tax assets in the future, and, accordingly, we have recorded a full valuation allowance against our net deferred tax assets. If we determine that we will realize deferred tax assets in the future, we will increase income in the period in which we make the determination.

     The effective tax rate for income (loss) from continuing operations differs from the federal statutory tax rate as follows (in thousands except percentage data):

	2006	2007	2008
Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	7.4	—	—
Tax rate differential on foreign earnings	(.2)	—	—
Losses of foreign subsidiaries	4.5	—	—
Nondeductible expenses	(3.1)	—	—
Deferred tax asset valuation allowance	(32.2)	(34.0)	(34.0)
United Kingdom interest settlement	—	—	—
Other	(1.6)	—	—

	8.8%	—	—

     As of December 31, 2008, we have net operating loss carryforwards of approximately $56.1 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2027. Utilization of our United States net operating loss carryforwards may be subject to certain limitations in the event of a change in control of the Company. Our United States federal income tax returns for the years 2005-2008 are subject to examination and adjustment by the Internal Revenue Service.
     As of December 31, 2008, our Canadian subsidiary has net operating loss carryforwards of approximately $15.0 million available to offset future taxable income in Canada which expire in the years 2009 through 2017. However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.
     FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
     Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     On January 1, 2007, we adopted the provisions of FIN 48. At December 31, 2007 and 2008 we had no unrecognized tax benefits.
     We recognize interest and penalty accrued related to unrecognized tax benefits and penalties as income tax expense.
     We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.
     We file income tax returns with U.S. various states as well as foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after 2005.
9. Shareholders’ Equity
     Repurchase of Common Stock
     In the fourth quarter of 2005 we announced that our Board of Directors had authorized the repurchase of shares of our common stock for up to $20.0 million. No shares were repurchased in 2006, 2007 or 2008. Any such repurchases would require approval from our lenders.
     Common Stock Warrants
     On November 20, 2006, we granted to the holders of our Term B loan warrants to purchase 3,072,074 shares of common stock at $1.36 per share. These warrants expire in November 2013 (see Note 7).
     In February 2008, we granted a lender a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share. This warrant expires on February 8, 2015 (see Note 7).
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
     Common Stock Options and Restricted Stock Grants
     Non-cash stock compensation expense for 2007 and 2008 is included primarily in selling, general and administrative expense and includes amortization of stock options granted and previously unvested stock option grants and amortization of restricted shares of common stock granted to our directors and certain executive officers. During 2008, we accelerated the vesting of stock options and restricted stock associated with the acquisition of Access to Money.

     Non-cash compensation expense (in thousands):

	2006	2007	2008
Modification of options previously granted	$685	$—	$—
Amortization of:
Option grants	115	(2)	46
Restricted shares	339	510	1,598

	$1,139	$508	$1,644

     We have reserved 4,700,000 shares of common stock for issuance under our stock incentive plans. Under our plans we are authorized to issue incentive and nonqualified stock options and restricted shares of common stock. All options terminate no more than ten years from the date of grant and vest over various schedules ranging up to five years. We issue new shares upon exercise of options.

     A summary of stock option activity during 2007 and 2008 follows:

	Shares	Weighted
	under	average
	option	exercise price
Outstanding January 1, 2007	658,125	$6.39
Options granted	30,000	0.98
Options exercised	(20,375)	1.59
Options forfeited	(391,125)	7.48

Outstanding December 31, 2007	276,625	4.62
Options granted	150,000	0.15
Options exercised	—	—
Options forfeited	(53,125)	6.24

Outstanding December 31, 2008	373,500	2.59

     As of December 31, 2008, options to acquire 223,500 shares at a weighted average exercise price of $4.23 per share were exercisable. As of December 31, 2008, there was approximately $118,000 of total unrecognized compensation cost related to share based compensation arrangements granted under our stock award plans that are expected to vest. We expect to recognize that cost over a weighted average period of 2.3 years.
     As of December 31, 2007, options to acquire 213,292 shares at a weighted average exercise price of $5.51 per share were exercisable. As of December 31, 2007, there was approximately $1.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under our stock award plans that were expected to vest. We recognized that cost over a weighted average period of 1.9 years.
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
     The weighted-average per share grant date fair value of options granted during 2006, 2007 and 2008 was $2.43, $.98 and $.15, respectively. The total intrinsic value of options exercised during 2006, 2007 and 2008 was $1.6 million, $30,000 and $0, respectively.
     Options outstanding that were fully vested or expected to vest as of December 31, 2008:

Number of shares under option	223,500
Weighted average exercise price	$4.23
Aggregate intrinsic value	0
Weighted average remaining contractual term	2.1 years
Range of exercise prices	$.98 - $12.12
     To determine the amount of compensation expense beginning in 2006, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. The weighted average fair value of options granted during 2007 and 2008 is calculated by the Black-Scholes model, and the assumptions used are shown in the following table.

	2006	2007	2008
Dividend yield	—	—	—
Expected volatility (based on historical data)	124.04%	128.61%	202.07%
Risk-free interest rate	4.53%	4.08%	0.60%
Expected life	4.0 years	6.0 years	2.3 years

     We have issued shares of restricted stock to our directors and certain officers. The restricted shares vest annually over periods of one to four years. A summary of restricted stock activity during 2007 and 2008 follows:

	Shares	Weighted average grant-date fair value
Unvested shares January 1, 2007	258,040	$6.20
Restricted shares granted	500,000	1.55
Restricted shares vested	(69,637)	6.07
Restricted shares forfeited	(2,010)	13.97

Unvested shares December 31, 2007	686,393	2.80
Restricted shares granted	1,446,000	0.19
Restricted shares vested	(722,393)	2.68
Restricted shares forfeited	—	—

Unvested shares December 31, 2008	1,410,000	0.19

     The total fair value of restricted shares vested during 2007 and 2008 was $148,000 and $202,270, respectively. The weighted average per share grant date fair value of restricted stock granted during 2006, 2007 and 2008 was $5.98, $1.55 and $0.19, respectively.
10. Profit Sharing Retirement Plan
     We have a profit sharing retirement plan for eligible employees. The plan has profit sharing and 401(k) components. Our contribution under the profit sharing portion of the plan is discretionary. Under the 401(k) part of the plan, each employee may contribute, on a pre-tax basis, up to the maximum allowed under the Internal Revenue Code.
     No amounts were accrued or paid for profit sharing for 2006, 2007 and 2008. We paid matching contributions of $129,000, $65,000 and $37,000 to our defined contribution plans for the years ended December 31, 2006, 2007 and 2008, respectively.
11. Commitments and Contingent Liabilities
     We have operating leases, primarily for office and warehouse space, with expiration dates through 2013. Minimum lease payments for our operating leases are: 2009 - $374,000; 2010 - $306,000; 2011 - $235,000; 2012 - $211,000; and 2013 - $107,000.
     Rental expense included in continuing operations for 2006, 2007 and 2008 was $441,000, $296,000 and $182,000, respectively.
     As of December 31, 2008, Wells Fargo Foothill Inc. had issued a letter of credit on our behalf in the amount of $2.0 million to secure our performance in connection with our vault cash agreement.
12. Discontinued Operations and Sales of Businesses
     During 2006 and 2007 we sold all of our photocopy operations and all of our ATM operations outside the United States. As a result, the operations of our Canadian, United Kingdom and German ATM businesses and our Canadian, United Kingdom and United States photocopy businesses are shown as discontinued operations in the accompanying statements of operations for all periods presented.
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
     Effective January 24, 2007, we sold all of the shares of our United Kingdom ATM subsidiary that owned our ATM businesses in the United Kingdom and Germany for approximately £43.2 million (approximately $84.7 million using exchange rates as of January 24, 2007), subject to certain adjustments. In November 2007 we entered into a settlement agreement pursuant to which we agreed to repay £3.3 million as a final settlement of all claims under the sale and purchase agreement. In December 2007 we paid £571,000 of this liability. Payment terms for the remaining £2.7 million are described in Note 7. After taking into account the settlement agreement, we have recorded a gain on the sale of $4.8 million.
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
     In connection with these sales, we made representations and warranties and/or provided indemnities. The purchasers may make claims against us relating to the representations, warranties or indemnities. Other than the purchaser of our former United Kingdom ATM subsidiary, none of the purchasers have pursued claims against us. The claim by the purchaser of the United Kingdom ATM subsidiary has been settled and is described in Note 7.
     The aggregate of the sales prices for the businesses we sold in the first six months of 2007 was approximately $105.0 million, before selling costs. We used $98.6 million of the net cash proceeds of $102.4 million to make principal and interest payments on our debt. The balance was used to fund escrow deposits and deposits with our bank to collateralize outstanding letters of credit.
     Because the terms of our financing agreements required us to use substantially all of the net proceeds from the sales of businesses to pay debt, we have allocated interest expense to discontinued operations based upon the lesser of the amount repaid or debt outstanding. No general corporate overhead has been allocated to discontinued operations.
     Net revenues of discontinued operations through the dates of sale (in thousands):

	2006	2007	2008
Canada photocopy	$3,405	$1,102	$—
United Kingdom photocopy	1,646	—	—
United States photocopy	22,390	1,368	—
Canada ATM	7,148	—	—
United Kingdom ATM	32,300	1,653	—
Germany ATM	146	130	—

	$67,035	$4,253	$—

     Pretax income (loss) from discontinued operations through the dates of sale (in thousands):

	2006			2007			2008
		Gain			Gain			Gain
	Operations	on sale	Total	Operations	on sale	Total	Operations	on sale	Totals
Canada photocopy	$(2,944)	$—	$(2,944)	$(2,975)	$2,664	$(311)	$—	$—	$—
United Kingdom photocopy	(788)	1,900	1,112	—	—	—	—	—	—
United States photocopy	(16,481)	—	(16,481)	386	65	451	—	—	—
Canada ATM	(7,430)	—	(7,430)	(113)	2,242	2,129	—	—	—
United Kingdom ATM	(39,141)	—	(39,141)	(1,617)	4,840	3,223	—	—	—
Germany ATM	(1,064)	—	(1,064)	(55)	—	(55)	—	—	—

	$(67,848)	$1,900	$(65,948)	$(4,374)	$9,811	$5,437	$—	$—	$—

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

     Substantially all of the assets and liabilities of our United States photocopy business and our ATM businesses in Canada, the United Kingdom and Germany, which were sold in January 2007. The carrying amounts of assets reported as held for sale and related liabilities as of December 31, 2006 were as follows (in thousands):

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

13. Concentrations and Related Party Transactions
     We have purchased most of our ATMs from two suppliers, NCR Corporation and Triton Systems. In addition, NCR Corporation provides maintenance services for our company-owned installed ATMs. In 2006 we purchased equipment, parts and services from NCR Corporation aggregating $2.7 million and from Triton Systems aggregating $5.5 million. In 2007 we purchased equipment, parts and services from NCR Corporation aggregating approximately $1.6 million and from Triton Systems aggregating approximately $1.2 million. In 2008 we purchased equipment, parts and services from NCR Corporation totaling approximately $3.1 million and $2.2 million from Triton Systems. At December 31, 2008 we had no outstanding accounts payable to NCR Corporation, ($273,000 at December 31, 2007). At December 31, 2008 we had $121,000 in accounts payable to Triton Systems, ($268,000 at December 31, 2007).
     In connection with the acquisition of the eFunds ATM business, we entered into a Master Services Agreement with eFunds, (the “MSA”). The MSA had an initial term of five years. In May 2008, we entered into a processing services agreement to terminate the MSA except for processing services. We incurred fees for services provided by eFunds of $5.7 million in 2006, $3.2 million in 2007 and $1.3 million in 2008.
     In connection with the acquisition of Access to Money we entered into a Vault Cash Agreement with the owner, who is now our Chief Operating Officer. This agreement calls for us to return vault cash, estimated at the date of closing, to Doug Falcone as the company replaces that vault cash with cash supplied by our primary vault cash supplier. The asset and liability associated with this vault cash are accounted for under term loans in current liabilities.
14. Segment Reporting
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
     We reallocated the goodwill based on the estimated relative fair values of the segments. See Note 15 regarding impairment of goodwill.
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
     Substantially all of our revenues from continuing operations for 2006, 2007 and 2008 were derived from sales to customers in the United States. As of December 31, 2008, substantially all of our assets were located in the United States.
     All revenues are attributed to external customers. One ATM customer accounted for 20%, 25% and 19% of our net sales from continuing operations in 2006, 2007 and 2008, respectively. A second ATM customer accounted for 9%, 11% and 8% of our net sales from continuing operations in 2006, 2007 and 2008, respectively.
     Information about our assets by segment and geographic location as of December 31, 2006 follows (in thousands):

December 31, 2006
Total assets:
United States ATM	$114,329
Canada photocopy	4,318
Other segments (primarily classified as assets held for sale in 2006)	107,797

$226,444

Goodwill:
United States ATM	$16,748
Other segments (classified as assets held for sale in 2006)	59,006

$75,754

Long-lived assets:
United States ATM	$9,287
Canada photocopy	2,493
Other segments (primarily classified as assets held for sale in 2006)	32,716

$44,496

15. Impairment Charges
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
     During the fourth quarter of 2008 we recorded a non-cash charge of $19.8 million for the impairment of goodwill.
     We believe that volatility in the overall market as well as the low trading volume for the Company’s stock has significantly impacted the Company’s market capitalization.
     Due to the current economic environment there can be no assurances that the Company’s estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenues or margin growth rates of the reporting units are not achieved.
16. Litigation and Potential Claims
     We are a defendant in one action that has arisen in the normal course of business. We believe that ultimate disposition of this matter will not have a material adverse effect on our business, financial condition or results of operations.
     As described in Note 12, in 2006 and 2007 we sold our ATM businesses in the United Kingdom, Germany and Canada, and our photocopy businesses in the United Kingdom, United States and Canada in five separate transactions. In connection with these sales, we have made various representations and warranties and provided indemnities. We do not believe any future claims will be made against us relating to the representations, warranties or indemnities, or provisions for adjustment of the sales prices. The purchaser of our United Kingdom and German ATM businesses asserted claims pursuant to the sales agreement. In April 2008, we entered into an amended settlement agreement described further in Notes 6 and 11.
17. Corporate Restructuring, Equipment Write-downs and Inventory Write-down
     In connection with the corporate restructuring plan we announced in November 2006 and the subsequent sales of a substantial portion of our operations, we have made significant staff reductions, including termination of all of our United States field service employees. We have also vacated leased warehouse and office space occupied by the terminated employees. During the first six months of 2007 we paid severance of $167,000 to terminated employees. During the first quarter of 2007 we vacated warehouse and office space in eleven United States locations. The vacated space was leased under leases with remaining terms up to seven years. We recorded a liability of $796,000 as of March 31, 2007, which was the estimated fair value of the costs that we expect to incur without any economic benefit, and we charged that amount to expense in the first quarter of 2007. We estimated the fair value of the liability based on the discounted value of the remaining lease payments, reduced by estimated sublease payments that we reasonably expect could be obtained for use of the properties.
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
     In the third quarter of 2007 we charged $270,000 to cost of sales to write down our inventories to their estimated net realizable value due to the discontinuance of our field service staff.

18. Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007:
Sales	$22,899	$23,546	$23,327	$20,614
Net sales	8,631	8,797	8,337	7,910
Gross profit	2,744	2,768	2,710	2,589
Loss from continuing operations	(7,731)	(1,933)	(3,265)	(797)
Income (loss) from discontinued operations	5,500	(280)	(1,624)	1,703
Net income (loss)	(2,231)	(2,213)	(4,889)	906
Basic and diluted income (loss) per share:
Continuing operations	(.45)	(.11)	(.19)	(.05)
Discontinued operations	.32	(.02)	(.09)	.10
Net income (loss)	(.13)	(.13)	(.28)	.05

2008:
Sales	$18,065	$23,872	$25,221	$21,455
Net sales	7,438	8,976	8,703	6,752
Gross profit	2,740	3,816	3,454	3,213
Net income (loss)	(435)	(3,706)	(1,061)	(20,933)
Basic and diluted income (loss) per share:
Continuing operations	(.03)	(.17)	(.05)	(.97)
Discontinued operations	—	—	—	—
Net income (loss)	(.03)	(.17)	(.05)	(.97)
     As discussed in Note 12, during the first quarter of 2007 we sold our Canadian, United Kingdom and German ATM businesses and our United States photocopy businesses. We recorded a net gain from these sales of $9.8 million in the first quarter of 2007. We used a substantial portion of the proceeds from the sale of these businesses to repay debt, resulting in a loss on early extinguishment of debt of $4.0 million in the first quarter of 2007. In the second quarter of 2007 we sold our Canadian photocopy business.
     As discussed in Note 17, we recorded restructuring charges of $963,000 in the first quarter of 2007, and we recorded equipment and inventory write-downs totaling $1.4 million in the third quarter of 2007.
     Subsequent to the sales of our United States photocopy and Canadian photocopy and ATM businesses, we resolved certain contingencies associated with those sales. In connection with the resolution of those contingencies and our revised estimates and of the ultimate settlement of claims by the purchaser of our Untied Kingdom ATM business, we recorded additional losses on the sales of discontinued operations of $221,000 in the second quarter of 2007, $1.6 million in the third quarter of 2007, and $213,000 in the fourth quarter of 2007.
     A charge of $2.7 million is included in discontinued operations for the first quarter of 2007 to write down the carrying amount of the assets of our Canadian photocopy business to their estimated fair value less cost to sell.
     In the fourth quarter of 2007 we entered into an agreement with eFunds to terminate our Master Services Agreement. In connection with the termination of that agreement we agreed to make a payment to eFunds that was approximately $2.0 million less than the liability we had recorded for services performed under the agreement. The $2.0 million was credited to expense in the fourth quarter of 2007.
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

     As discussed in Note 4, in the fourth quarter of 2007 we accrued a prepayment fee of $750,000 payable to the lender under TRM Inventory Funding Trust’s Loan and Servicing Agreement. The fee is included in our 2007 loss on early extinguishment of debt.
     In April 2008, we acquired LJR Consulting Corp., d.b.a. Access to Money (“Access to Money”), which was a large independently-owned ATM company. This acquisition added 4,200 ATMs to our portfolio and brought with it a service infrastructure that we can continue to build upon.
     During the fourth quarter of 2008 we recorded a non-cash charge of $19.8 million for the impairment of goodwill.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)—15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the fourth quarter of 2008.

ITEM 9B. OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders to be filed not later than 120 days after December 31, 2008 and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders to be filed not later than 120 days after December 31, 2008 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders to be filed not later than 120 days after December 31, 2008 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders to be filed not later than 120 days after December 31, 2008 and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of shareholders to be filed not later than 120 days after December 31, 2008 and is incorporated herein by this reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
1. Financial Statements
2. Financial Statement Schedules:
II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits:
     (a) The exhibits listed below are filed as part of this report

Exhibit
Number
2.1	Stock Purchase Agreement dated April 18, 2008 between TRM Corporation and Douglas Falcone (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the quarter ended March 31, 2008)

2.2	Share Purchase Agreement dated May 18, 2006 between TRM Copy Centers (USA) Corporation, and Digital 4 Convenience PLC, (incorporated herein by reference to Exhibit 2.1 of Form 10-K for the fiscal year ended December 31, 2006)

2.3	Asset Purchase Agreement dated December 14, 2006 between TRM (Canada) Corporation, EZEE ATM LP, and TRM Corporation (incorporated herein by reference to Exhibit 2.2 of Form 10-K for the fiscal year ended December 31, 2006)

2.4	Asset Purchase Agreement dated December 13, 2006, by and among Skyview Capital, LLC, TRM Copy Centers, LLC, TRM Corporation, and TRM Copy Centers (USA) Corporation (incorporated herein by reference to Exhibit 2.3 of Form 10-K for the fiscal year ended December 31, 2006)

2.5	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited (incorporated herein by reference to Exhibit 2.4 of Form 10-K for the fiscal year ended December 31, 2006)

2.6	Asset Purchase Agreement dated June 19, 2007 between TRM (Canada) Corporation and Multitech Services Inc. (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the period ended March 31, 2007)

3.1	(a) Articles of Amendment to the Restated Articles of Incorporation of TRM Corporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-Q for the quarter ended June 30, 2008)

(b) Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

(c) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

Exhibit
Number
4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.4	Amended and Restated Warrant to GSO Credit Opportunities Fund (Helios), L.P., dated April 18, 2008 (incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended March 31, 2008)

4.5	Amended and Restated Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended March 31, 2008)

4.6	Amended and Restated Warrant to GSO Special Situations Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.7 of Form 10-Q for the quarter ended March 31, 2008)

4.7	Amended and Restated Warrant to GSO Domestic Capital Funding Partners LP., dated April 18, 2008 (incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended March 31, 2008)

4.8	Warrant to LC Capital Master Fund, Ltd., dated February 8, 2008 (incorporated herein by reference to Exhibit 4.8 of Form 10-K for the fiscal year ended December 31, 2007)

4.9	Warrant to LC Capital Master Fund, Ltd., dated April 18, 2008 (incorporated herein by reference to Exhibit 4.9 of Form 10-Q for the quarter ended March 31, 2008)

4.10	Warrant to LC Capital Master Fund dated April 18, 2008 (incorporated herein by reference to Exhibit 4.10 of Form 10-Q for the quarter ended June 30, 2008)

4.11	Warrant to Cadence Special Holdings II, LLC., dated April 18, 2008 (incorporated herein by reference to Exhibit 4.11 of Form 10-Q for the quarter ended June 30, 2008)

4.12	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 of Form 8-K filed on November 22, 2006)

4.13	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 of Form 8-K filed on November 22, 2006)

4.14	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 of Form 8-K filed on November 22, 2006)

4.15	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 of Form 8-K filed on November 22, 2006)
10.1	a)	Lease dated April 15, 2008 between Christian N. Peter and LJR Inc. T/A Access to Money.
b)	Lease dated January 9, 2008 between 1101 Associates, LP and TRM Corporation (for Registrant’s executive offices) incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008)

c)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

d)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

e)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

f)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2(e) of Form 10-K for the fiscal year ended December 31, 2003)
10.2	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)

Exhibit
Number
10.3	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005
b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)
10.4	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.5	Form of Stock Option Agreements:
a)	Incentive Stock Option Agreement

b)	Non Qualified Stock Option Agreement

c)	Employee Restricted Stock Award

d)	Non-employee Restricted Stock Award
10.6	Employment Agreements:
a)	Amendment No. 1 to the Employment Agreement effective December 1, 2008, by and between TRM Corporation and Richard B. Stern

b)	Amendment No. 1 to the Employment Agreement effective December 1, 2008, by and between TRM Corporation and Michael J. Dolan

c)	Amendment No. 1 to the Employment Agreement effective December 1, 2008, by and between TRM Corporation and Douglas B. Falcone

d)	Employment Agreement dated April 18, 2008 by and between TRM Corporation and Douglas Falcone (incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2008)

e)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

f)	Employment Agreement dated May 21, 2007, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.6(c) of Form 10-Q for the period ended March 31, 2007)

g)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference as Exhibit 10.6(d) of Form 10-K for the fiscal year ended December 31, 2006)

h)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(e) of Form 10-K for the fiscal year ended December 31, 2006)

i)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

j)	Retainer Agreement dated May 31, 2007 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.6(b) of Form 10-Q for the period ended March 31, 2007)

k)	Employment Agreement dated August 1, 2007 by and between TRM Corporation and Michael Dolan (incorporated herein by reference to Exhibit 10.6(a) of Form 10-Q for the period ended June 30, 2007)

l)	Severance Agreement and Release of Claims dated September 17, 2007 by and between TRM Corporation and Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on September 19, 2007)

m)	Retention and Severance Agreement dated November 2, 2006 by and between TRM Corporation and Jon Pitcher (incorporated herein by reference to Exhibit 10.6(i) of Form 10-0K for the year ended December 31, 2007)
10.7	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)
b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A.

Exhibit
Number
and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)
c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corporation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)
10.8	a)	Loan and Servicing Agreement dated March 17, 2000 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)
b)	Third Amendment to Loan and Servicing Agreement dated as of April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

c)	Fourth Amendment to Loan and Servicing Agreement dated as of July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

d)	Fifth Amendment to Loan and Servicing Agreement dated as of April 23, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(d) of Form 10-K for the fiscal year ended December 31, 2006)

e)	Sixth Amendment to Loan and Servicing Agreement dated as of May 28, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, (incorporated herein by reference to Exhibit 10.8(e) of Form 10-K for the fiscal year ended December 31, 2006)

f)	Seventh Amendment to Loan and Servicing Agreement dated as of July 21, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(f) of Form 10-K for the fiscal year ended December 31, 2006)

g)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

h)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10(c) of Form 10-K for the fiscal year ended December 31, 2004)

i)	Tenth Amendment to Loan and Servicing Agreement dated as of July 21, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 10.8(i) of Form 10-K for the fiscal year ended December 31, 2006)

j)	Forbearance Agreement dated March 28, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2006)

k)	Eleventh Amendment to Loan and Servicing Agreement dated as of June 1, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(k) of Form 10-K for the fiscal year ended December 31, 2006)

l)	Twelfth Amendment to Loan and Servicing Agreement dated as of September 30, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2007)

m)	Thirteenth Amendment to Loan and Servicing Agreement dated as of January 31, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG,

Exhibit
Number
Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(m) of Form 10-K for the fiscal year ended December 31, 2006)

n)	Fourteenth Amendment to Loan and Servicing Agreement dated as of November 2, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended September 30, 2007)

o)	Fifteenth Amendment to Loan and Servicing Agreement dated as of December 21, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(o) of Form 10-K for the fiscal year ended December 31, 2007)

p)	Sixteenth Amendment to Loan and Servicing Agreement dated as of April 18, 2008 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended March 31, 2008)
10.9	a)	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)
b)	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)
10.10	a)	Credit Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.8 of Form 10-Q filed for the quarter ended June 30, 2006)
b)	Second Lien Loan Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.9 of Form 10-Q filed for the quarter ended June 30, 2006)

c)	Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006 (incorporated herein by reference to Exhibit 10.10 of Form 10-Q filed for the quarter ended June 30, 2006)

d)	First Amendment to Credit Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, as Borrowers, the subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent and as a Lender and GSO Origination Funding Partners, LP, as a Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 22, 2006)

e)	Amended and Restated Second Lien Loan Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, GSO Origination Funding Partners LP, and the other lenders identified therein (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 22, 2006)

f)	Supplemental Deed Amending a Facility Agreement dated November 2006, by and among TRM (ATM) Limited, GSO Luxembourg Onshore Funding SarL, Wells Fargo Foothill, Inc. and TRM Corporation (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 22, 2006)

g)	Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)
10.11	a)	Securities Purchase Agreement dated February 8, 2008 by and among TRM Corporation, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC (incorporated herein by reference to Exhibit 10.11(a) of Form 10-K for the fiscal year ended December 31, 2007)
b)	Amendment No. 1 to Securities Purchase Agreement dated July 21, 2008, by and among TRM Corporation, Lampe Conway & Co., LLC and LC Capital Master Fund, Ltd (incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2008)

Exhibit
Number
c)	Amendment No. 5 to Securities Purchase Agreement dated November 5, 2008 by and among TRM Corporation, Lampe Conway & Co., LLC and LC Capital Master Fund, Ltd (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended September 30, 2008)

d)	Registration Rights Agreement dated February 8, 2008 between TRM Corporation and LC Capital Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.11(b) of Form 10-K for the fiscal year ended December 31, 2007)

e)	Securities and Purchase Agreement dated April 18, 2008 among TRM Corporation, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC (incorporated herein by reference to Exhibit 10.11(c) of Form 10-Q for the quarter ended March 31, 2008)

f)	Amended and Restated Registration Rights Agreement dated April 18, 2008 between TRM Corporation and LC Capital Master Fund, Ltd (incorporated herein by reference to Exhibit 10.11(d) of Form 10-Q for the quarter ended March 31, 2008)

g)	Guarantee and Collateral Agreement dated April 18, 2008 among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, TRM Acquisition Corporation, Access Cash International LLC, LJR Consulting Corp. d/b/a Access to Money and Lampe, Conway & Co., LLC (incorporated herein by reference to Exhibit 10.11(e) of Form 10-Q for the Quarter ended March 31, 2008)
10.12	a)	Amended and Restated Settlement Agreement dated April 18, 2008 between TRM Corporation and Notemachine Limited (incorporated herein by reference to Exhibit 10.12(a) of Form 10-Q for the quarter ended March 31, 2008)
b)	Guarantee and Collateral Agreement dated April 18, 2008 among TRM Corporation and Notemachine Limited (incorporated herein by reference to Exhibit 10.12(b) of Form 10-Q for the quarter ended March 31, 2008)
10.13	Subordinated Promissory Note issued to Douglas Falcone on April 18, 2008 (incorporated herein by reference to Exhibit 10.13 of Form 10-Q for the quarter ended March 31, 2008)

10.14	Vault Cash Agreement dated April 18, 2008 between TRM Corporation and Douglas Falcone (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended March 31, 2008)

10.15	ATM Vault Cash Purchase Agreement effective June 26, 2008 by and among Genpass Technologies, LLC doing business as Elan Financial Services, TRM Inventory Funding Trust, TRM ATM Corporation, and DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (incorporated herein by reference of Form 10-Q for the quarter ended June 30, 2008

10.16	ATM Vault Cash Purchase Agreement, effective November 3, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation, TRM Inventory Funding Trust and DZ Bank, AG, Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main (incorporated herein by reference of Form 10-Q for the quarter ended September 30, 2008)
10.17	a)	Cash Provisioning Agreement by and among Genpass Technologies LLC doing business as Elan Financial Services, TRM ATM Corporation, TRM ATM Corporation, and Pendum, Inc., dated August 28, 2007 (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 14, 2008)
b)	Amendment No. 1 to Cash Provisioning Agreement by and among Genpass Technologies LLC doing business as Elan Financial Services, TRM ATM Corporation, TRM ATM Corporation, and Pendum, Inc., dated May 8, 2008 (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on August 14, 2008)

c)	Amendment No. 2 to Cash Provisioning Agreement, dated October 31, 2008, by and among Genpass Technologies LLC, doing business as Elan Financial Services, TRM ATM Corporation and Pendum, Inc. (incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2009)

d)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Brink’s U.S., A Division of Brink’s, Incorporated (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2008)

e)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Garda Global (incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2008)

f)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Rochester Armored

Exhibit
Number
(incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the quarter ended September 30, 2008)

g)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and ATM Solutions, Inc. (incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended September 30, 2008)

h)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Mount Vernon Money Center (incorporated herein by reference to Exhibit 10.7 of Form 10-Q for the quarter ended September 30, 2008)
10.18	Termination Agreement, dated November 5, 2008, by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank, AG, Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main, GSS Holdings Inc., U.S. Bank National Association and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended September 30, 2008)

10.19	Services Agreement dated November 3, 2008, by and among U.S. Bank National Association doing business as Elan Financial Services, TRM ATM Corporation, and eFunds Corporation (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended September 30, 2008)

10.20	Irrevocable Letter of Credit dated October 31, 2008 from Wells Fargo Bank, N.A. in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended September 30, 2008)

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Portland, Oregon, on March 31, 2009.

TRM CORPORATION
By:	/s/ Richard B. Stern
Richard B. Stern
President and Chief Executive Officer

POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 31, 2009 on behalf of the Registrant and in the capacities indicated:

Signature	Title
/s/ Richard B. Stern Richard B. Stern	President and Chief Executive Officer (Principal Executive Officer)
/s/ Michael J. Dolan Michael J. Dolan	Chief Financial Officer (Principal Financial Officer)
/s/ Douglas B. Falcone Douglas B. Falcone	Director
/s/ Ethan S. Buyon Ethan S. Buyon	Director
/s/ Thomas S. McNamara Thomas S. McNamara	Director
/s/ Kenneth Paull Kenneth Paull	Director
/s/ Michael E. Venezia Michael E. Venezia	Director

EXHIBIT INDEX

Exhibit
Number
2.1	Stock Purchase Agreement dated April 18, 2008 between TRM Corporation and Douglas Falcone (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the quarter ended March 31, 2008)

2.2	Share Purchase Agreement dated May 18, 2006 between TRM Copy Centers (USA) Corporation, and Digital 4 Convenience PLC, (incorporated herein by reference to Exhibit 2.1 of Form 10-K for the fiscal year ended December 31, 2006)

2.3	Asset Purchase Agreement dated December 14, 2006 between TRM (Canada) Corporation, EZEE ATM LP, and TRM Corporation (incorporated herein by reference to Exhibit 2.2 of Form 10-K for the fiscal year ended December 31, 2006)

2.4	Asset Purchase Agreement dated December 13, 2006, by and among Skyview Capital, LLC, TRM Copy Centers, LLC, TRM Corporation, and TRM Copy Centers (USA) Corporation (incorporated herein by reference to Exhibit 2.3 of Form 10-K for the fiscal year ended December 31, 2006)

2.5	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited (incorporated herein by reference to Exhibit 2.4 of Form 10-K for the fiscal year ended December 31, 2006)

2.6	Asset Purchase Agreement dated June 19, 2007 between TRM (Canada) Corporation and Multitech Services Inc. (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the period ended March 31, 2007)

3.1	(a) Articles of Amendment to the Restated Articles of Incorporation of TRM Corporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-Q for the quarter ended June 30, 2008)

(b) Amendments to the Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) of Form 10-K for the fiscal year ended June 30, 1998)

(c) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) of Form 10-K for the fiscal year ended June 30, 1998)

3.2	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended June 30, 1998)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])

4.2	Articles V, VI and VII of the Restated Articles of Incorporation, as amended (See Exhibit 3.1)

4.3	Articles I, II, V, VII and X of the Restated Bylaws (See Exhibit 3.2)

4.4	Amended and Restated Warrant to GSO Credit Opportunities Fund (Helios), L.P., dated April 18, 2008 (incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended March 31, 2008)

4.5	Amended and Restated Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended March 31, 2008)

4.6	Amended and Restated Warrant to GSO Special Situations Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.7 of Form 10-Q for the quarter ended March 31, 2008)

4.7	Amended and Restated Warrant to GSO Domestic Capital Funding Partners LP., dated April 18, 2008 (incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended March 31, 2008)

4.8	Warrant to LC Capital Master Fund, Ltd., dated February 8, 2008 (incorporated herein by reference to Exhibit 4.8 of Form 10-K for the fiscal year ended December 31, 2007)

4.9	Warrant to LC Capital Master Fund, Ltd., dated April 18, 2008 (incorporated herein by reference to Exhibit 4.9 of Form 10-Q for the quarter ended March 31, 2008)

Exhibit
Number
4.10	Warrant to LC Capital Master Fund dated April 18, 2008 (incorporated herein by reference to Exhibit 4.10 of Form 10-Q for the quarter ended June 30, 2008)

4.11	Warrant to Cadence Special Holdings II, LLC., dated April 18, 2008 (incorporated herein by reference to Exhibit 4.11 of Form 10-Q for the quarter ended June 30, 2008)

4.12	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 of Form 8-K filed on November 22, 2006)

4.13	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 of Form 8-K filed on November 22, 2006)

4.14	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 of Form 8-K filed on November 22, 2006)

4.15	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 of Form 8-K filed on November 22, 2006)
10.1	a)	Lease dated April 15, 2008 between Christian N. Peter and LJR Inc. T/A Access to Money.
b)	Lease dated January 9, 2008 between 1101 Associates, LP and TRM Corporation (for Registrant’s executive offices) incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008)

c)	Lease dated October 14, 1991 between Pacific Realty Associates, L. P. and Registrant (for Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.7 of Form S-1 dated November 8, 1991 [No. 33-43829])

d)	Lease amendment dated February 7, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended June 30, 1994)

e)	Lease amendment dated August 10, 1994, between Pacific Realty Associates, L.P. and Registrant (incorporated herein by reference to Exhibit 10.5 of Form 10-K for the fiscal year ended June 30, 1995)

f)	Lease amendment dated March 31, 2003 between Pacific Realty Associates, L.P. and Registrant (for the Registrant’s training facility in Portland, Oregon) (incorporated herein by reference to Exhibit 10.2(e) of Form 10-K for the fiscal year ended December 31, 2003)
10.2	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B to Notice of Annual Meeting of Shareholders and Proxy Statement dated May 17, 2005)
10.3	a)	Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005
b)	Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

c)	Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)
10.4	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 28.1 of Form S-8 dated December 7, 1992 [No. 33-55370])

10.5	Form of Stock Option Agreements:
a)	Incentive Stock Option Agreement

b)	Non Qualified Stock Option Agreement

c)	Employee Restricted Stock Award

d)	Non-employee Restricted Stock Award
10.6	Employment Agreements:
a)	Amendment No. 1 to the Employment Agreement effective December 1, 2008, by and between TRM Corporation and Richard B. Stern

b)	Amendment No. 1 to the Employment Agreement effective December 1, 2008, by and between TRM Corporation and Michael J. Dolan

c)	Amendment No. 1 to the Employment Agreement effective December 1, 2008, by and between TRM Corporation and Douglas B. Falcone

Exhibit
Number
d)	Employment Agreement dated April 18, 2008 by and between TRM Corporation and Douglas Falcone (incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2008)

e)	Employment Agreement dated May 3, 2006 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.7(i) of Form 10-Q filed for the quarter ended March 31, 2006)

f)	Employment Agreement dated May 21, 2007, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.6(c) of Form 10-Q for the period ended March 31, 2007)

g)	Consulting Agreement dated December 12, 2006, by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference as Exhibit 10.6(d) of Form 10-K for the fiscal year ended December 31, 2006)

h)	Severance Agreement dated December 12, 2006 by and between TRM Corporation and Danial J. Tierney (incorporated herein by reference to Exhibit 10.6(e) of Form 10-K for the fiscal year ended December 31, 2006)

i)	Retainer Agreement dated May 3, 2006 by and between TRM Corporation and Amy B. Krallman (incorporated herein by reference to Exhibit 10.7(j) of Form 10-Q filed for the quarter ended March 1, 2006)

j)	Retainer Agreement dated May 31, 2007 by and between TRM Corporation and Jeffrey F. Brotman (incorporated herein by reference to Exhibit 10.6(b) of Form 10-Q for the period ended March 31, 2007)

k)	Employment Agreement dated August 1, 2007 by and between TRM Corporation and Michael Dolan (incorporated herein by reference to Exhibit 10.6(a) of Form 10-Q for the period ended June 30, 2007)

l)	Severance Agreement and Release of Claims dated September 17, 2007 by and between TRM Corporation and Daniel E. O’Brien (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on September 19, 2007)

m)	Retention and Severance Agreement dated November 2, 2006 by and between TRM Corporation and Jon Pitcher (incorporated herein by reference to Exhibit 10.6(i) of Form 10-0K for the year ended December 31, 2007)
10.7	a)	Credit Agreement dated as of November 19, 2004, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 2.2 of Form 8-K filed November 26, 2004)
b)	First Amendment and Waiver to Credit Agreement, dated as of November 14, 2005, among TRM Corporation, TRM (ATM) Limited and certain subsidiaries, as Guarantors, and Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the period ended September 30, 2005)

c)	Forbearance Agreement and Amendment, dated as of March 16, 2006 among TRM Corporation, TRM (ATM) Limited, the Guarantors identified therein, the Lenders identified therein and Bank of America, N.A. (incorporated herein by referenced to Exhibit 10.1 of Form 8-K filed March 20, 2006)
10.8	a)	Loan and Servicing Agreement dated March 17, 2000 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, Bank Deutsche Genossenschaftsbank AG, and Keybank National Association (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended March 31, 2000)
b)	Third Amendment to Loan and Servicing Agreement dated as of April 23, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2002)

c)	Fourth Amendment to Loan and Servicing Agreement dated as of July 22, 2002 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2002)

d)	Fifth Amendment to Loan and Servicing Agreement dated as of April 23, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(d) of Form 10-K for the fiscal year ended December 31, 2006)

e)	Sixth Amendment to Loan and Servicing Agreement dated as of May 28, 2003 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche

Exhibit
Number
Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, (incorporated herein by reference to Exhibit 10.8(e) of Form 10-K for the fiscal year ended December 31, 2006)

f)	Seventh Amendment to Loan and Servicing Agreement dated as of July 21, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company, LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(f) of Form 10-K for the fiscal year ended December 31, 2006)

g)	Eighth Amendment to Loan and Servicing Agreement dated as of November 19, 2004 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 2.3 of Form 8-K filed November 26, 2004)

h)	Ninth Amendment to Loan and Servicing Agreement dated as of March 30, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10(c) of Form 10-K for the fiscal year ended December 31, 2004)

i)	Tenth Amendment to Loan and Servicing Agreement dated as of July 21, 2005 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 10.8(i) of Form 10-K for the fiscal year ended December 31, 2006)

j)	Forbearance Agreement dated March 28, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 29, 2006)

k)	Eleventh Amendment to Loan and Servicing Agreement dated as of June 1, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(k) of Form 10-K for the fiscal year ended December 31, 2006)

l)	Twelfth Amendment to Loan and Servicing Agreement dated as of September 30, 2006 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2007)

m)	Thirteenth Amendment to Loan and Servicing Agreement dated as of January 31, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(m) of Form 10-K for the fiscal year ended December 31, 2006)

n)	Fourteenth Amendment to Loan and Servicing Agreement dated as of November 2, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended September 30, 2007)

o)	Fifteenth Amendment to Loan and Servicing Agreement dated as of December 21, 2007 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(o) of Form 10-K for the fiscal year ended December 31, 2007)

p)	Sixteenth Amendment to Loan and Servicing Agreement dated as of April 18, 2008 among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended March 31, 2008)
10.9	a)	Rental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended September 30, 2002)
b)	Supplemental Agreement by and between TRM (ATM) Limited and NCR Limited dated August 13, 2002 (incorporated herein by reference to Exhibit 10.15 of Form 10-Q for the quarter ended September 30, 2002)

Exhibit
Number
10.10	a)	Credit Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.8 of Form 10-Q filed for the quarter ended June 30, 2006)
b)	Second Lien Loan Agreement dated June 6, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, Revolving Lender, Swing Line Lender and L/C Issuer, and GSO Origination Funding Partners LP, the other lenders identified therein (incorporated herein by reference to Exhibit 10.9 of Form 10-Q filed for the quarter ended June 30, 2006)

c)	Facility Agreement by and among TRM (ATM) Limited and GSO Luxembourg Onshore Funding SarL dated June 6, 2006 (incorporated herein by reference to Exhibit 10.10 of Form 10-Q filed for the quarter ended June 30, 2006)

d)	First Amendment to Credit Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, as Borrowers, the subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent and as a Lender and GSO Origination Funding Partners, LP, as a Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on November 22, 2006)

e)	Amended and Restated Second Lien Loan Agreement dated November 20, 2006, among TRM Corporation, TRM ATM Corporation and TRM Copy Centers (USA) Corporation, as Borrowers, the Subsidiaries of the Borrowers identified therein, Wells Fargo Foothill, Inc., as Administrative Agent, GSO Origination Funding Partners LP, and the other lenders identified therein (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on November 22, 2006)

f)	Supplemental Deed Amending a Facility Agreement dated November 2006, by and among TRM (ATM) Limited, GSO Luxembourg Onshore Funding SarL, Wells Fargo Foothill, Inc. and TRM Corporation (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on November 22, 2006)

g)	Registration Rights Agreement dated November 20, 2006 (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on November 22, 2006)
10.11	a)	Securities Purchase Agreement dated February 8, 2008 by and among TRM Corporation, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC (incorporated herein by reference to Exhibit 10.11(a) of Form 10-K for the fiscal year ended December 31, 2007)
b)	Amendment No. 1 to Securities Purchase Agreement dated July 21, 2008, by and among TRM Corporation, Lampe Conway & Co., LLC and LC Capital Master Fund, Ltd (incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2008)

c)	Amendment No. 5 to Securities Purchase Agreement dated November 5, 2008 by and among TRM Corporation, Lampe Conway & Co., LLC and LC Capital Master Fund, Ltd (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended September 30, 2008)

d)	Registration Rights Agreement dated February 8, 2008 between TRM Corporation and LC Capital Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.11(b) of Form 10-K for the fiscal year ended December 31, 2007)

e)	Securities and Purchase Agreement dated April 18, 2008 among TRM Corporation, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC (incorporated herein by reference to Exhibit 10.11(c) of Form 10-Q for the quarter ended March 31, 2008)

f)	Amended and Restated Registration Rights Agreement dated April 18, 2008 between TRM Corporation and LC Capital Master Fund, Ltd (incorporated herein by reference to Exhibit 10.11(d) of Form 10-Q for the quarter ended March 31, 2008)

g)	Guarantee and Collateral Agreement dated April 18, 2008 among TRM Corporation, TRM ATM Corporation, TRM Copy Centers (USA) Corporation, TRM Acquisition Corporation, Access Cash International LLC, LJR Consulting Corp. d/b/a Access to Money and Lampe, Conway & Co., LLC (incorporated herein by reference to Exhibit 10.11(e) of Form 10-Q for the Quarter ended March 31, 2008)
10.12	a)	Amended and Restated Settlement Agreement dated April 18, 2008 between TRM Corporation and Notemachine Limited (incorporated herein by reference to Exhibit 10.12(a) of Form 10-Q for the quarter ended March 31, 2008)
b)	Guarantee and Collateral Agreement dated April 18, 2008 among TRM Corporation and Notemachine Limited (incorporated herein by reference to Exhibit 10.12(b) of Form 10-Q for the quarter ended March 31, 2008)

Exhibit
Number
10.13	Subordinated Promissory Note issued to Douglas Falcone on April 18, 2008 (incorporated herein by reference to Exhibit 10.13 of Form 10-Q for the quarter ended March 31, 2008)

10.14	Vault Cash Agreement dated April 18, 2008 between TRM Corporation and Douglas Falcone (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended March 31, 2008)

10.15	ATM Vault Cash Purchase Agreement effective June 26, 2008 by and among Genpass Technologies, LLC doing business as Elan Financial Services, TRM Inventory Funding Trust, TRM ATM Corporation, and DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (incorporated herein by reference of Form 10-Q for the quarter ended June 30, 2008

10.16	ATM Vault Cash Purchase Agreement, effective November 3, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation, TRM Inventory Funding Trust and DZ Bank, AG, Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main (incorporated herein by reference of Form 10-Q for the quarter ended September 30, 2008)
10.17	a)	Cash Provisioning Agreement by and among Genpass Technologies LLC doing business as Elan Financial Services, TRM ATM Corporation, TRM ATM Corporation, and Pendum, Inc., dated August 28, 2007 (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 14, 2008)
b)	Amendment No. 1 to Cash Provisioning Agreement by and among Genpass Technologies LLC doing business as Elan Financial Services, TRM ATM Corporation, TRM ATM Corporation, and Pendum, Inc., dated May 8, 2008 (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on August 14, 2008)

c)	Amendment No. 2 to Cash Provisioning Agreement, dated October 31, 2008, by and among Genpass Technologies LLC, doing business as Elan Financial Services, TRM ATM Corporation and Pendum, Inc. (incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2009)

d)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Brink’s U.S., A Division of Brink’s, Incorporated (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2008)

e)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Garda Global (incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2008)

f)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Rochester Armored (incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the quarter ended September 30, 2008)

g)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and ATM Solutions, Inc. (incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended September 30, 2008)

h)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Mount Vernon Money Center (incorporated herein by reference to Exhibit 10.7 of Form 10-Q for the quarter ended September 30, 2008)
10.18	Termination Agreement, dated November 5, 2008, by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank, AG, Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main, GSS Holdings Inc., U.S. Bank National Association and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended September 30, 2008)

10.19	Services Agreement dated November 3, 2008, by and among U.S. Bank National Association doing business as Elan Financial Services, TRM ATM Corporation, and eFunds Corporation (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended September 30, 2008)

10.20	Irrevocable Letter of Credit dated October 31, 2008 from Wells Fargo Bank, N.A. in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended September 30, 2008)

21.1	Subsidiaries of the Registrant

Exhibit
Number
23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2006, 2007 and 2008
(In thousands)

		Additions	Additions
	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other	Deductions -			End of
	of Period	Expenses	Accounts	Write Offs	Reclassifications		Period

Year ended December 31, 2006
Allowance for deferred taxes	1,216	41,332	—	—	(4,899	)(1)	37,649
Allowance for doubtful accounts	1,742	912	—	(1,140)	(1,046	)(1)	468

Year ended December 31, 2007
Allowance for deferred taxes	37,649	16,288	—	—	—		53,937
Allowance for doubtful accounts	468	171	—	(285)	—		354

Year ended December 31, 2008
Allowance for deferred taxes	53,937	8,805	—	—	—		62,742
Allowance for doubtful accounts	354	294	—	—	—		648

[1]	Reclassified as assets held for sale