Form 10-Q
period 2009-03-31
TRM CORP
filed 2009-05-15
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19657
TRM CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0809419

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1101 Kings Highway N, Suite G100
Cherry Hill, New Jersey
(Address of principal executive offices) (Zip Code)
(856) 414-9100
(Registrant’s telephone number, including area code)
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days). YES ☑ NO ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,785,619 shares of common stock outstanding at May 12, 2009.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T.	Control and Procedures	26

PART II	OTHER INFORMATION

Item 6.	Exhibits	27

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TRM Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash	$6,225	$4,535
Restricted cash	812	2,012
Accounts receivable, net	3,130	2,998
Leases receivable, net	135	176
Inventories	739	505
Prepaid expenses and other	291	308
Deferred financing costs	2,237	2,244

Total current assets	13,569	12,778

Property and equipment, net	2,919	2,815
Non-current leases receivable, net	786	786
Intangible assets, net	2,033	2,120
Goodwill	10,654	10,657
Deferred financial costs, long term	2,349	2,918
Other assets	524	593

Total assets	$32,834	$32,667

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,799	$6,851
Accrued and other expenses	5,291	5,369
Term loans	4,891	4,775

Total current liabilities	17,981	16,995

Long term liabilities:
Term loans and other debt	18,519	18,890
Warrants (see Note 2)	1,059	—

Shareholders’ equity (deficit):
Common stock, no par value - 100,000 shares authorized; 21,486 shares issued and outstanding	135,784	145,938
Additional paid-in capital	63	63
Accumulated deficit	(140,572)	(149,219)

Total shareholders’ equity (deficit)	(4,725)	(3,218)

Total liabilities and shareholders’ equity (deficit)	$32,834	$32,667

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Operations
Three months ended March 31, 2009 and 2008
(Unaudited)
(In thousands, except per share data)

	2009	2008
Sales	$22,245	$18,065
Commissions	14,981	10,627

Net sales	7,264	7,438

Cost of sales:
Cost of vault cash	465	982
Other	3,142	3,716

Gross profit	3,657	2,740

Selling, general and administrative expense (including non-cash stock compensation of $27 in 2009 and $158 in 2008)	2,810	2,909

Operating income (loss)	847	(169)

Interest expense and amortization of debt issuance costs	1,288	315
Other (income) expense, net	(7)	(48)
Loss on asset disposal	41	—
Change in fair value of warrants (see Note 2)	185	—

Net loss	$(660)	$(436)

Weighted average common shares outstanding	21,486	17,213

Basic and diluted loss per share	$(.03)	$(.03)
See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statement of Shareholders’ Equity
Three months ended March 31, 2009
(Unaudited)
(In thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amounts	capital	deficit	Total
Balances, December 31, 2008	21,486	$145,938	$63	$(149,219)	$(3,218)
Cumulative effect of reclassification of warrants		(10,181)	—	9,307	(874)
Net loss	—	—	—	(660)	(660)
Stock option expense	—	7	—	—	7
Restricted stock expense	—	20	—	—	20

Balances, March 31, 2009	21,486	$135,784	$63	$(140,572)	$(4,725)

See accompanying notes to consolidated financial statements.

TRM Corporation
Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Operating activities:
Net (loss)	$(660)	$(436)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	979	527
Non-cash stock compensation	27	158
Loss on asset disposal	41	—
Provision for doubtful accounts	37	87
Change in warrant value	185	—
Changes in items affecting operations, net of effects of business acquisitions and dispositions:
Restricted cash	1,200	398
Accounts receivable	(127)	409
Inventories	(234)	100
Prepaid expenses and other	17	(650)
Accounts payable	947	5
Accrued and other expenses	(78)	(1,276)

Cash provided by (used in) operating activities	2,334	(679)

Investing activities:
Capital expenditures	(406)	(36)
Acquisition of intangible and other assets	16	(250)
Proceeds from sale of equipment	1	—

Cash used in investing activities	(389)	(286)

Financing activities:
Borrowings on notes payable	—	1,087
Repayment of notes payable	(255)	—
Change in restricted cash	—	(2,100)
Proceeds of TRM Inventory Funding Trust Note, net	—	3,015

Cash (used in) provided by financing activities	(255)	2,002

Net increase in cash and cash equivalents	1,690	1,037
Beginning cash and cash equivalents	4,535	3,859

Ending cash and cash equivalents	$6,225	$4,896

Supplemental cash flow information:
Non-cash transactions:
Issuance of warrants in connection with new debt	$—	$928
Payments:
Cash paid for interest	$13	$101
Cash paid for income taxes	$—	$11
See accompanying notes to consolidated financial statements.

TRM Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009
(Unaudited)
1. Basis of Presentation
Basis of Presentation
     The accompanying unaudited consolidated financial statements of TRM Corporation and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements, and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2009.
Description of Business
     We are an independent sales organization, or ISO, servicing businesses in the operation of automated teller machines, or ATMs. We entered the ATM business in 1999 and expanded operations through both internal growth and acquisitions from 1999 to 2004. During 2005-2007 we sold assets and non-ATM operations to reduce debt and to focus our business on our ATM operations. In April 2008, we acquired LJR Consulting Corp., d.b.a. Access to Money (“Access to Money”), a large independently-owned ATM company. This acquisition added 4,200 ATMs to our portfolio and a service infrastructure upon which future expansion could be built. At March 31, 2009, we had approximately 12,000 ATMs under contract.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of TRM and its subsidiaries. Our subsidiaries at March 31, 2009 consisted of TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, TRM ATM Corporation, TRM ATM Acquisition Corporation, Access Cash International LLC, and LJR Consulting Corp.
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
Cash and Restricted Cash
     At March 31, 2009 and December 31, 2008 we had $800,000 and $2.0 million, respectively, of cash held by a bank as collateral for a letter of credit that is classified as restricted cash on our balance sheet. The restricted cash pertains to a term under an agreement with our vault cash supplier.
Revenue Recognition, Discounts and Accounts Receivable
     A portion or all of each ATM surcharge is paid to retail businesses, depending upon the contract terms with them. We receive daily reports of ATM transactions electronically from ATM network processors. On a monthly basis, ATM transaction data is used to calculate the retailer’s applicable commission, which is generally dependent upon transaction volumes, and we generally remit the commission directly to the retailer’s bank account through electronic funds transfer. We recognize ATM revenue based on the actual month transactions reported by the ATM processing network. Total sales activity and commissions are reported separately in the consolidated statements of operations to arrive at net sales.
     Accounts receivable are shown net of allowance for doubtful accounts of $685,000 and $648,000 at March 31, 2009 and December 31, 2008, respectively.
Inventories
     Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of sale.
     The following table summarizes inventories (in thousands):

	March 31,	December 31,
	2009	2008
Parts	$247	$141
ATMs held for resale	492	364

	$739	$505

Fixed Assets
     Fixed assets are recorded at cost plus amounts required to place equipment in service. Depreciation and amortization begins when the asset is placed in service. ATMs, furniture and fixtures and computer equipment are generally depreciated using the straight-line method over the estimated remaining useful lives of the related assets. Estimated useful lives are as follows:

ATMs	3-10 years
Computer equipment	2-5 years
Furniture and fixtures	5-7 years
     Upon the sale or other disposition of an asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in gain (loss) on sale of assets.
Goodwill and Intangible Assets
     As of March 31, 2009 and December 31, 2008, our assets included goodwill of $10.7 million and intangible assets with net carrying amounts of $2.0 million and $2.1 million, respectively. Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.
     Due to the current economic environment there can be no assurances that the Company’s estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future.
     The following table summarizes Goodwill and Intangible Assets at March 31, 2009 (in thousands):

	Gross Carry	Accumulated
	Amount	Amortization	Net
Goodwill	$10,654	$—	$10,654
Intangible Assets	2,702	669	2,033

Total	$13,356	$669	$12,687

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
Net Income (Loss) Per Share
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. All outstanding options and warrants were excluded from the calculation of diluted earnings per share for 2009 and 2008 because their inclusion would have been antidilutive.
Recent Accounting Pronouncements
     In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.
     This requires us to use observable market data, when available, and to minimize the use of observable inputs when determining fair value.
Recurring Level 3 activity, Reconciliation and Basis for Valuation
     The table below provides a reconciliation of the beginning and ending balances for our warrant liability at fair value using significant unobservable inputs (Level 3). The table reflects a loss in our warrant value categorized as Level 3 as of March 31, 2009.

Balance as of January 1, 2009	$874
Increase in fair value of warrants	185

Balance as of March 31, 2009	$1,059
     We determined the fair value of our warrants using a Black-Scholes model that considered their “down-round” provisions that reduce the exercise price if we issue new warrants or equity at a lower price. The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of our stock price.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for us beginning in 2009. We do not have any circumstances relating to this standard that would impact our financial statements.
     In April 2008, the FASB and FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It will be effective for our fiscal year beginning in January 2009. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP No. 142-3 must be applied to all intangible assets recognized in our financial statements as of the effective date. We have considered potential factors that would impact intangible asset values and the adoption did not have a material impact on our financial statements.
Warrants
     Effective January 1, 2009, we adopted the provisions of Emerging Issue Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). The adoption of EITF 07-05’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions.) For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the following warrants contained such provisions, thereby concluding they were not indexed to the Company’s own stock:
•	Amended and Restated Warrant to GSO Credit Opportunities Fund (Helios), L.P., dated April 18, 2008, exercisable for 857,109 shares of our common stock, which expires November 20, 2013.

•	Amended and Restated Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd., dated April 18, 2008, exercisable for 98,306 shares of our common stock, which expires November 20, 2013.

•	Amended and Restated Warrant to GSO Special Situations Fund Ltd., dated April 18, 2008, exercisable for 1,047,577 shares of our common stock, which expires November 20, 2013.

•	Amended and Restated Warrant to GSO Domestic Capital Funding Partners LP., dated April 18, 2008, exercisable for 1,069,082 shares of our common stock, which expires November 20, 2013.

•	Warrant to LC Capital Master Fund, Ltd., dated February 8, 2008, exercisable for 2,500,000 shares of our common stock, which expires February 8, 2015.

•	Warrant to LC Capital Master Fund, Ltd. dated April 18, 2008, exercisable for 11,250,000 shares of our common stock, which expires April 18, 2015.

•	Warrant to Cadence Special Holdings II, LLC., dated April 18, 2008 , exercisable for 1,250,000 shares of our common stock, which expires April 18, 2015.
     In accordance with EITF 07-5, beginning on January 1, 2009, we recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of approximately $874,000 was recognized as an adjustment to the opening balance sheet at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of ETIF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. We measured the fair value of these warrants as of March 31, 2009, and recorded a $185,000 charge to record the liabilities associated with these warrants at their respective fair values as of March 31, 2009. We determined the fair values of these securities using a Black-Scholes valuation model.
3. Leases Receivables
     We have direct finance leases with a customer in place for ATMs and bank branch build out construction and equipment expiring in 2013. The total remaining minimum lease payments to be received over the term of the leases equals $921,000. The estimated residual value of the leased property at the end of term is $75,000.
4. Notes Payable and Other Debt (in thousands):

	March 31,	December 31,
	2009	2008
Lampe Note Facility	11,000	11,000
Note payable to former Access to Money owner	9,755	9,755
Notemachine	1,125	1,306
Other debt	1,530	1,604

	$23,410	$23,665

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
     In connection with a securities purchase agreement entered into on February 8, 2008 with Lender and Lampe, Conway & Co., LLC, we granted a warrant to the Lender to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits, or if we issue common stock, or securities convertible into common stock, at a lower price. Upon issuance of the warrant granted under the Lampe Loan Facility which had a lower exercise price, the exercise price of this warrant was automatically reduced to $.28 per share. The warrant is exercisable at any time and expires on February 8, 2015. We have agreed to register the shares issuable upon exercise of the warrant.
     In connection with the Lampe Loan Facility, we granted a warrant to the Lender to purchase up to 12,500,000 shares of our common stock at an initial exercise price of $.28 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price. The warrant is exercisable at any time and expires on April 18, 2015. We have agreed to register the shares issuable upon exercise of the warrant. Using the Black-Scholes valuation model, we estimated the total fair value of the warrant issued to the Lender to be approximately $5.9 million. The components of the valuation included an expected term of seven years, a risk free rate of 3.8%, and volatility percentage of 133.4%. The fair value of the warrant, together with legal and other fees relating to the Lampe Loan Facility, was recorded as deferred financing costs and amortized over the term of the loan.
     As part of the purchase price for all of the capital stock of Access to Money, in April 2008 we issued a note payable to the former owner of Access to Money in the amount of $9.8 million. The note accrues interest at 13% per annum payable quarterly and the principal balance is due April 18, 2015. Payments under the promissory note are subordinated to the payment in full of the Lampe Loan Facility and the amended and restated settlement agreement with Notemachine.
     In November 2007, we entered into a settlement agreement with Notemachine Limited (“Notemachine”) relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007. Pursuant to the settlement agreement, we agreed to repay £3.3 million (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale. Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1,410,000 (approximately $2.8 million). We also executed an amended settlement agreement with Notemachine on April 18, 2008 (the “Amended Settlement Agreement”) under which the outstanding balance is due in monthly payments of £71,212 (approximately $115,000), including interest at 15% per annum through March 2010. As of March 31, 2009, we owed £782,000 (approximately $1.1 million) pursuant to the Amended Settlement Agreement.

     Other Debt
     We had $1.5 million and $1.6 million of other debt as of March 31, 2009 and December 31, 2008, respectively. This debt represents notes payable balances due to the former owner of Access to Money for vault cash and a bank for a lease related to a customer project.
     Vault Cash
     We do not use our own funds for vault cash, but rather rely upon third party sources to place cash in ATMs which we own or have an arrangement with the merchant to fund the cash. In general, we rent vault cash from financial institutions and pay a negotiated interest rate for the use of the money. The vault cash is never in the possession of or controlled by us but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the bank on the next business day. We have a contract with the bank and armored car carriers stating that the vault cash belongs to the bank and that neither we nor the armored car carrier has any legal rights to the funds. The required vault cash is obtained under the following arrangements:
     Pursuant to a Cash Provisioning Agreement, as amended, dated August 28, 2007, between Genpass Technologies, LLC, doing business as Elan Financial Services, TRM ATM Corporation, and Pendum Inc., and an ATM Vault Cash Purchase Agreement effective as of June 26, 2008, between Genpass Technologies, LLC, doing business as Elan Financial Services, TRM Inventory Funding Trust, TRM ATM Corporation, and DZ Bank, we have transferred the provisioning of cash for 92 ATMs to Elan. Our relationship under the cash provisioning agreements with Elan is structured such that Elan supplies cash to be placed into our ATMs. We are responsible for the payment of fees and interest related to the use of the cash under the cash provisioning agreements.
     TRM ATM Corporation entered into a series of Cash Provisioning Agreements with U.S. Bank National Association, doing business as Elan Financial Services (“Elan”), and various armored car carriers, dated October 31, 2008 (the “Cash Provisioning Agreements”). The Cash Provisioning Agreements provide that Elan will provide cash, through the use of armored car carriers, for our ATMs. The term of the Cash Provisioning Agreements is for a period of five years and automatically renews for additional one year periods unless either party gives the other parties notice of its intent to terminate. We are responsible for the payment of fees related to the use of the cash. We provided Elan with a subordinated lien and security interest in the ATMs, subject to the security interest of Lampe Conway & Co., LLC, Notemachine Limited and Douglas Falcone and any third party providing the direct financing of any ATM equipment and any refinancings of any of the foregoing. The Cash Provisioning Agreements also require us to maintain a positive demand account balance with Elan or, at our option, a letter of credit in favor of Elan in an amount not less than $800,000. Elan may draw on the account balance or letter of credit (i) in the event we materially default in the performance of any duties or obligations, which is not cured within 30 days notice; (ii) if we (A) terminate or suspend our business, (B) become subject to any bankruptcy or insolvency proceeding under federal or state statute, (C) become insolvent or become subject to direct control by a trustee, receiver or similar authority, (D) wind up or liquidate or (E) are required to terminate our involvement in the activities covered by the Cash Provisioning Agreements by order of a court of competent jurisdiction or a regulatory agency which governs the activities of a party; and (iii) in order to obtain payment of any fees, charges or other obligations that have not been paid pursuant to the Cash Provisioning Agreements. The demand account balance or letter of credit must remain open and funded by us for a period of 90 days after the termination of the Cash Provisioning Agreements.
5. Shareholders’ Equity
     Stock-based Compensation
     Stock-based compensation expense, which is included in selling, general and administrative expense during the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	2009	2008
Option grants	$7	$9
Restricted shares	20	149

Total stock-based compensation expense	$27	$158

     A summary of stock option activity during the three months ended March 31, 2009 follows:

	Number of	Weighted average
	shares	exercise price
Outstanding December 31, 2008	373,500	$2.59
Options granted	—	—
Options exercised	—	—
Options cancelled	(126,000)	4.95

Outstanding March 31, 2009	247,500	1.39

     As of March 31, 2009, options to purchase 97,500 shares of common stock at a weighted average exercise price of $3.30 per share were vested and exercisable.
     As of December 31, 2008, 1,410,000 unvested shares of restricted stock were outstanding. During the first quarter of 2009, 75,000 shares of restricted stock were granted, 50,000 shares of restricted stock were cancelled, and no shares of restricted stock vested, leaving the total shares of restricted stock outstanding at March 31, 2009 at 1,435,000. These shares of restricted stock are unvested. The fair value of the restricted stock granted during 2009 was $0.16 per share. The fair value of the outstanding restricted stock at March 31, 2009 is $0.16 per share.

     A summary of restricted stock activity as of March 31, 2009 follows:

	Shares	Weighted average grant-date fair value
Unvested shares January 1, 2009	1,410,000	$0.16
Restricted shares granted	75,000	0.16
Restricted shares vested	—	—
Restricted shares forfeited	50,000	0.15

Unvested shares March 31, 2009	1,435,000	0.16

     Common Stock Warrants
     The warrant issued in connection with the April 18, 2008 Securities Purchase Agreement triggered a “change in control” provision in our 2005 Omnibus Stock Incentive Plan, resulting in immediate vesting, as of April 18, 2008, of all of our outstanding stock options and restricted stock grants. As a result of the vesting in April 2008, we estimated the fair value of the options and restricted stock grants, and charged the expense and any excess of the fair value of those options and restricted stock grants over their remaining unamortized value together with the remaining unamortized value of the options and restricted stock grants based on their original issuance terms.
     In November 2006, we granted warrants to the holders of our Term Loan B to purchase 3,072,074 shares of our common stock at $1.36 per share. Pursuant to the terms of these warrants, the price per share was reduced to $.40 in February 2008 and to $.28 in April 2008 upon issuance of the warrant to the Lender.
     We have additional outstanding warrants to purchase an aggregate of 15,000,000 shares of common stock at $.28 per share.
     See Note 2 regarding the treatment of warrants in accordance with EITF 07-5.
6. Provision for Income Taxes
     We have recorded no benefit from our losses for the first three months of 2008 or 2009 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. As of March 31, 2009, we have net operating losses of approximately $55.7 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2028, and our Canadian subsidiary has net operating loss carryforwards of approximately $15.0 million available to offset future taxable income in Canada which expire in the years 2009 through 2017. However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.

7. Commitments and Contingent Liabilities
     We are a defendant in one action that has arisen in the normal course of business. We believe that this matter is immaterial and will not have an adverse effect on our business or financial condition.
8. Subsequent Event
     On April 13, 2009, we received a payment from Savoy Bank in the amount of $999,519 to satisfy their obligation under two leases owed to us.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statements Regarding Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions..
     These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: a decline in ATM transaction volume or fees, changes in technology standards, regulatory changes, increases in interest rates, the inability to obtain cash for our ATMs, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission..
     All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise.

Overview
     We are an independent sales organization, or ISO, servicing businesses in the operation of automated teller machines, or ATMs. From 1999 to 2004, we expanded our ATM operations through both internal growth and through acquisitions including, in November 2004, the acquisition of a network of over 15,000 ATMs from eFunds Corporation (“eFunds”). From 2005 to 2007, we sold assets and non-ATM operations to reduce debt and to focus our business on our ATM operations. In April 2008, we acquired LJR Consulting Corp., d.b.a. Access to Money (“Access to Money”), an independently-owned ATM company. This acquisition added 4,200 ATMs to our portfolio and a service infrastructure that we can continue to build upon.
     We currently manage, own and operate approximately 12,000 ATMs across the United States (typically under multi-year contracts) for independent store owners, larger retail chains, hotels, stadiums, universities, banks, credit unions, and other financial institutions. We also offer our financial institution clients a one-stop solution for new branch construction and fit outs. In addition to providing our merchant customers with supplemental revenues from transaction fees, we believe that the presence of ATMs in a merchant’s store helps to promote higher foot traffic, increased impulse purchases, and longer shopping times since they often make the retail site a destination for cash. We attempt to maximize the usefulness of our ATMs to our customers by participating in as many electronic funds transfer networks, or EFTNs, as practical, including NYCE, Visa, Mastercard, Cirrus, Plus, American Express, Discover/Novus, and STAR.
     We deploy ATMs under the following two programs:
     Company-owned program. Under this program, there are three basic formats under which an ATM is operated:
•	We own the ATM and are responsible for all of the operating expenses including maintenance, cash management and loading, supplies, signage and telecommunication services;

•	We own the ATM and are responsible for all operational aspects of the unit except for cash management and loading; and

•	The merchant owns the ATM and we are responsible for all operational aspects.
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

     As of March 31, 2009, we had 2,187 ATMs operating under the programs for which we were responsible for cash management and 9,231 ATMs for which merchants were responsible for cash management.
Operational Metrics
     We derive most of our revenue from transaction-based sales. We also generate revenue from the sale of ATM equipment and third-party service sales. We describe these sources of revenue below.
     Transaction-based sales — sales we derive from withdrawal fees and interchange fees.
•	Withdrawal fees — fees we receive from a processor derived from a customer making an ATM withdrawal. Withdrawal fees are sometimes referred to as surcharge or convenience fees in the industry.

•	Interchange fees — fees that an EFTN charges the customer’s financial institution for routing a withdrawal transaction or an account balance inquiry. The interchange fee is shared between the EFTN and us, as the ATM service provider, based on an agreement between us and the EFTN. Interchange fees apply to all transactions on ATMs that we own and ATMs owned by merchants and managed or serviced by us.
     Service and other sales — fees we charge for providing repair, maintenance, other services, parts and supplies to merchants who purchase or rent ATMs from us and to third-party ATM operators.
     Sales of ATM equipment — sales of ATM equipment to merchants in our merchant-owned program and to independent operators.
     Our principal operating cost is the commissions we pay to the merchants where our ATMs are located. The amount of the commission is dependent on a number of factors the most important of which is whether we provide the cash for the machines. Generally, Company-owned Company-cashed machines generate the lowest sales commission.
Restructuring and Branding
     During the past two years, we have implemented a plan to strengthen the Company by focusing on the sales, service and management of ATMs within the United States. We underwent a complete restructuring effort by selling underperforming operations and assets, streamlining operating unit functionality and responsibility, reviewing vendor relationships and contracts, identifying complimentary business partners and managing the transition towards the company’s core strengths.
     In April 2008 we finalized our most significant transforming event to improve our future success through the acquisition of LJR Consulting Corp. d/b/a Access to Money (“Access to Money”). Upon

completion of this transaction, we implemented an intensive integration effort designed to achieve the benefits associated with synergies that were identified during the transaction.
     One of the major changes that occurred has been the re-branding of our parent company identity, TRM Corporation, to our new corporate brand, “Access to Money.” We believe this name and brand uniquely identifies the products and services we offer and provides a simple yet powerful vision and connection to our clients, industry and consumers.
Economic and Strategic Outlook
     As a result of our efforts to streamline operations and the benefits we have realized from the acquisition of Access to Money, we have experienced consistent positive improvement in cash flow as evidenced by our $1.7 million increase in cash from December 31, 2008 to March 31, 2009. Despite the difficult economic conditions that may lie ahead, we expect this trend to continue. While the downturn in the economy has impacted our transaction levels, which are 5%-8% below what was expected in 2009, our cost savings and efficiency measures have resulted in gross profit and operating profit remaining within our forecasts. In addition, we have been aggressively culling our portfolio to remove unprofitable, lower performing machines. These actions have further improved our financial performance and cash flow generation.
     As we previously announced, we recently entered into an exclusive distribution agreement with Select-A-Branch ATM Network, LLC (“Select-A-Branch”). Our partnership with Select-A-Branch will allow us to deploy Select-A-Branch enabled ATMs that provide surcharge free transactions to customers of Select-A-Branch member institutions at locations employing this technology. The benefit of this program will be to increase transaction levels at participating machines while not impacting machine gross revenue. We expect to begin testing this product with our largest customers and deploying Select-A-Branch enabled machines at the end of the second quarter and into the third quarter.
Factors Impacting Comparability
     As of April 2008, our operating results include the results of the ATM operations of Access to Money. Due to the significance of this acquisition, our operating results for the three-month period ended March 31, 2009 are not directly comparable to our historical results for the three-month period ended March 31, 2008. In particular, gross revenues, commissions and transactional statistics are substantially higher in 2009 as a result of the acquisition. Gross profit increased by $900,000 in 2009 due largely to our continued cost reduction and management efforts. Selling, general, and administrative expenses decreased by $99,000 in 2009 as compared to 2008 even with the inclusion of Access to Money costs in the 2009 results. Interest and amortization expense results are also significantly higher as a result of the tangible and intangible assets recorded as part of the acquisition.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

Results of Operations (in thousands, except operating and percentage data)
	Three months ended		Three months ended
	March 31, 2009		March 31, 2008
	Amount	%	Amount	%
Transaction-based sales	$20,781	100.0%	$16,424	100.0%
Less commissions	14,981	72.1	10,627	64.7

Net transaction-based sales	5,800	27.9%	5,797	35.3%

Service and other sales	1,034		1,183
Sales of ATM equipment	363		458
Branch build out	66		—

Net sales	7,264		7,438

Cost of sales:
Cost of vault cash	465		982
Other	3,142		3,716

Gross profit	$3,657		$2,740

Operating data:
Average number of transacting ATMs	11,425		8,117
Withdrawal transactions	8,691,180		6,746,827
Average withdrawals per ATM per month	254		277
Average transaction-based sales per withdrawal transaction	$2.39		$2.43
Average commission per withdrawal transaction	$1.72		$1.57
Net transaction-based sales per withdrawal transaction	$.67		$.86
Sales
     Transaction-based sales were $20.8 million during the first quarter of 2009 compared to $16.4 million for the same period in 2008. This $4.4 million, or 26.8%, increase was primarily attributable to the additional sales contributed by Access to Money, which we acquired in the second quarter of 2008. Parts and accessory sales and services decreased $149,000 to $1.0 million in the first quarter of 2009 compared to 2008. This was primarily due to the sale of conversion parts for triple DES compliance that occurred in the first quarter of 2008 without comparable sales in 2009.
     The average number of transacting ATMs in our network during the first quarter of 2009 increased by 3,308 from the first quarter of 2008 primarily as the result of machines acquired in the Access to Money acquisition combined with regular attrition of units in the normal course of business. The increase in the number of transacting machines contributed to a 28.8% or 1.9 million increase in the number of withdrawal transactions during the three months ended March 2009 as compared to the three months ended March 31, 2008.

Commissions
     Commissions increased from $10.6 million in the first quarter of 2008 to $15.0 million in the first quarter of 2009. This increase of $4.4 million, or 41.0%, resulted primarily from the acquisition of Access to Money. As a percentage of transaction-based sales, commissions increased to 72.1% in the first quarter of 2009 from 64.7% in the first quarter of 2008. The average commission per withdrawal transaction increased to $1.72 for the first quarter of 2009 as compared to $1.57 for the first quarter of 2008. These increases were the result of adding Access to Money’s machine base which consists primarily of merchant-owned, merchant-cashed ATMs. Since the commissions for machines which are cashed by the merchants are generally higher than the commissions for machines for which we provide cash, our commissions as a percent of transaction-based sales have increased. Based on the current mix of merchant-cashed and Company owned and cashed machines, we expect commissions as a percent of sales to remain at current levels.
Cost of Sales
     Cost of sales from operations consist primarily of cost of vault cash, maintenance and third party service costs, and ATM processing costs. Costs of sales decreased approximately $1.1 million, or 23.2%, to $3.6 million during the first quarter of 2009 as compared to the first quarter of 2008, resulting in a $917,000, or 33.5%, increase in gross profit.
     Our cost of vault cash decreased by $517,000, or 52.6%, to $465,000 during the first quarter of 2009 from approximately $1.0 million in the first quarter of 2008. Although the number of ATMs for which we provide cash increased by 1.8% from 2,109 in March 2008 to 2,147 in March 2009, the total amount of vault cash in our system decreased by 47.9%, to $43.2 million at March 31, 2009 from $63.9 million at March 31, 2008. In addition, the interest rate on our vault cash facility decreased to 2.8% as of March 31, 2009 from 4.1% at March 31, 2008, primarily due to a reduction in the prime rate. Both the reduction in the amount of vault cash in the system and the decrease in the interest rate were also impacted by our change in cash providers from DZ Bank to US Bank.
     Maintenance and third party service costs decreased $373,000 to $881,000 in the first quarter of 2009 compared to $1.3 million in the first quarter of 2008. This reduction is the result of improvements in coordination with our third party service vendors combined with increased involvement by our technical services teams with our clients directly. We restructured our process to better define the cause of ATM mechanical and operating issues and developed a communication process to eliminate repeated service visits to machines.
     Processing fees and armored car costs remained constant between the first quarter of 2009 and 2008 at $1.4 million.
     Our ATM processing costs and telecommunication costs decreased by $56,000, or approximately 5.5% to $959,000 due to decreased pricing as the result of a renegotiated contract with eFunds Corporation (“eFunds”), improved management over telecommunication vendors, and the repositioning of ATMs to take advantage of minimum charges under other processing contracts.
Selling, General and Administrative Expense
     Selling, general and administrative expense decreased by $99,000, or 3.4%, to $2.8 million in the first quarter of 2009 from $2.9 million in the first quarter of 2008. Selling, general and administrative expense as a percent of net sales decreased to 12.6% in the first quarter of 2009 from 16.1% in the first quarter of 2008.
     Payroll costs increased by $479,000, or 49.9%, to $1.4 million in the first quarter of 2009 from $960,000 in the first quarter of 2008. This increase is attributable to the addition of employees as a result of our acquisition of Access to Money. As of March 31, 2009, we had 67 employees.
     Our cost for outsourced services decreased by $261,000 in the first quarter of 2009 as compared to 2008, due primarily to a settlement and termination of services with a vendor that were absorbed by us internally. We also did not renew software maintenance agreements that were no longer needed to support operations.
     Legal, accounting, directors fees, consulting expenses and investor relation costs decreased $295,000 to $317,000 in the first quarter of 2009 from $612,000 in the first quarter 2008. During the first quarter of 2009, we relied on fewer consultants than in the first quarter of 2008. In addition, board members appointed in connection with the acquisition of Access to Money are not compensated for their services whereas board members who served during the first quarter of 2008 received $69,000 in fees. Accounting fees decreased $112,000 as a result of the relocation of our accounting personnel to New Jersey, which eliminated travel costs to the west coast. We continue to evaluate opportunities to further reduce costs in these and other general and administrative areas.
Operating Income (loss)
     During the first quarter of 2009, we generated $847,000 of operating income as compared to a $169,000 loss in the first quarter of 2008.
Interest Expense, Amortization of Debt Issuance Costs, Loss on Early Extinguishment of Debt
     Interest expense and amortization of debt issuance costs increased to approximately $1.3 million during the first quarter of 2009 from $315,000 in the first quarter of 2008. The increased interest expense is related to our $11.0 million note with Lampe, Conway & Co., LLC, and the $9.8 million note to the former owner of Access to Money. Both notes bear interest at 13% per annum. In addition, the amortization of debt issuance costs estimated to be $5.9 million based on the value of a warrant issued to Lampe, Conway & Co., LLC, also contributed to the increase between the periods.

Provision for Income Taxes
     We have recorded no benefit from our losses for the first quarter of 2009 and 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.
Net Loss
     We recognized a net loss of $660,000 for the first quarter of 2009 compared to a net loss of $436,000 for the first quarter of 2008.
Liquidity and Capital Resources
     Our principal ongoing funding requirements are for working capital to finance our operations, fund capital expenditures and make payments on our debt. We believe that our liquidity and capital resources are adequate for our currently anticipated needs over the next twelve months.
     We have funded our operations and investment activities from cash flow generated by operations and term loans described below.
     On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LC Capital Master Fund, Ltd. as lender (the “Lender”) and Lampe, Conway & Co., LLC as administrative and collateral agent (the “Lampe Loan Facility”). We used proceeds from this loan primarily to pay (1) the remaining balance of Term Loan B that we owed to GSO Origination Funding Partners and the other lenders, (2) $1.0 million we borrowed from LC Capital Master Fund, Ltd. in February 2008, (3) $1.0 million we owed under a settlement agreement with the purchaser of our United Kingdom and German ATM businesses, (4) the $2.5 million settlement we owed to eFunds Corporation and (5) the cash portion of the purchase price for the acquisition of Access to Money. The $11.0 million note bears interest at 13% per annum, payable semiannually, is due in April 2011, and is collateralized by substantially all of our assets and the assets of our subsidiaries. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments and to meet quarterly minimum consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs.
     In November 2007, we entered into a settlement agreement with Notemachine relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007. Pursuant to the settlement agreement, we agreed to repay £3.3 million (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale. Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1.4 million (approximately $2.8 million). We also executed an amended settlement agreement with Notemachine on April 18, 2008 (the “Amended Settlement Agreement”) under which the outstanding balance is due in monthly payments of £71,212 (approximately $115,000), including interest at 15% per annum, through March 2010.

As of March 31, 2009, we owed £782,000 (approximately $1.1 million) pursuant to the Settlement Agreement.
     As part of the purchase price for all of the capital stock of Access to Money, in April 2008 we issued a note payable to the former owner of Access to Money in the amount of $9.8 million. The note accrues interest at 13% per annum payable quarterly and the principal balance is due April 18, 2015. Payments under the promissory note are subordinated to the payment in full of the Lampe Loan Facility and the amended and restated settlement agreement with Notemachine.
     Net cash provided by continuing operating activities during the three-month period ended March 31, 2009 was $2.3 million compared to the net cash used in operating activities during the three-month period ended March 31, 2008 of $679,000. This represented a 443.7% increase over the prior year and resulted primarily from the release of the restriction on $1.2 million of restricted cash related to the terms of an agreement with our vault cash provider.
     Net cash used in investing activities during the three-month period ended March 31, 2009 was $389,000 and consisted primarily of net purchases of property and equipment. Net cash used in investing activities during the three-month period ended March 31, 2008 was $286,000 and consisted primarily of net purchases of intangible and other assets.
     We used $255,000 for financing activities during the three-month period ended March 31, 2009 to repay senior notes. Net cash provided by financing during the three-month period ended March 31, 2008 was $2.0 million and consisted of a short term loan.
     We had cash and cash equivalents of $6.2 million at March 31, 2009, compared to $4.5 million at December 31, 2008, and a net working capital deficit of $4.4 million at March 31, 2009 compared to a net working capital deficit of $4.2 million at December 31, 2008.
     As of March 31, 2009, other than accounts payable and accrued liabilities in the normal course of business, we had the following debt (in thousands):

Lampe Loan Facility	$11,000
Note payable to former Access to Money owner	9,755
Notemachine	1,125
Other debt	1,530

$23,410

Off-Balance Sheet Arrangements
     As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates as of March 31, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards
     See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recent accounting pronouncements.
ITEM 4T. CONTROLS AND PROCEDURES
     As of March 31, 2009, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRM CORPORATION
Date: May 15, 2009	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer