Form 10-Q/A
period 2009-03-31
Access to Money, Inc.
filed 2009-08-11
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19657
ACCESS TO MONEY, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0809419

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

EXPLANATORY NOTE
      Access To Money, Inc., formerly known as TRM Corporation (the “Company”), is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009 (the “Original Report”) to restate our financial statements for the quarter then ended.
      In connection with the preparation of our financial statements for the quarter ended June 30, 2009, we determined that the cumulative effect of the reclassification of warrants and the change in the fair value of warrants in accordance with Emerging Issue Task Force Issue No. 07-5 (“EITF No. 07-5”) which we reported for the three-month period ended March 31, 2009 needed to be restated. We have restated our interim consolidated financial statements as of March 31, 2009, and for the interim period then ended, accordingly. As more fully explained in Note 2 — Recent Accounting Pronouncements — Warrants appearing in Item 1 of Part I of this Amendment, we have: (i) recorded a $619,000 change in the cumulative effect of the reclassification of our outstanding warrants to $1,493,000 as the result of a revaluation, which increased our accumulated deficit and total shareholders’ deficit; and (ii) recorded a $63,000 credit to decrease the previously reported change in warrant value of $185,000 to $122,000 for the period ended March 31, 2009, which will result in a decrease in our net loss and a like decrease to accumulated deficit and total shareholders’ deficit.
      Corresponding revisions have been made to Management’s Discussion and Analysis appearing in Item 2 of Part I of this Amendment.
      With the exception of the events set forth in Note 2 appearing in Item 1 of Part I of this Amendment, this Amendment does not reflect events that have occurred after May 15, 2009, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the consolidated financial statements for the period ended March 31, 2009 and corresponding changes to Item 2 of Part I. Information with respect to any such events has been or will be set forth, as appropriate, in our filings with the SEC subsequent to May 15, 2009. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC. We have supplemented Item 6 of Part II of this Amendment to include current certifications of our chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed or furnished, as applicable, as Exhibits 31.1, 31.2 and 32.1 and 32.2 to this Amendment. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T.	Control and Procedures	26

PART II	OTHER INFORMATION

Item 6.	Exhibits	27

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Access to Money, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash	$6,225	$4,535
Restricted cash	812	2,012
Accounts receivable, net	3,130	2,998
Leases receivable, net	135	176
Inventories	739	505
Prepaid expenses and other	291	308
Deferred financing costs	2,237	2,244

Total current assets	13,569	12,778

Property and equipment, net	2,919	2,815
Non-current leases receivable, net	786	786
Intangible assets, net	2,033	2,120
Goodwill	10,654	10,657
Deferred financial costs, long term	2,349	2,918
Other assets	524	593

Total assets	$32,834	$32,667

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,799	$6,851
Accrued and other expenses	5,291	5,369
Term loans	4,891	4,775

Total current liabilities	17,981	16,995

Long term liabilities:
Term loans and other debt	18,519	18,890
Warrants (see Note 2)	1,615	—

Shareholders’ equity (deficit):
Common stock, no par value - 100,000 shares authorized; 21,486 shares issued and outstanding	135,784	145,938
Additional paid-in capital	63	63
Accumulated deficit	(141,128)	(149,219)

Total shareholders’ equity (deficit)	(5,281)	(3,218)

Total liabilities and shareholders’ equity (deficit)	$32,834	$32,667

See accompanying notes to consolidated financial statements.

Access to Money, Inc.
Consolidated Statements of Operations
Three months ended March 31, 2009 and 2008
(Unaudited)
(In thousands, except per share data)

	2009	2008
Sales	$22,245	$18,065
Commissions	14,981	10,627

Net sales	7,264	7,438

Cost of sales:
Cost of vault cash	465	982
Other	3,142	3,716

Gross profit	3,657	2,740

Selling, general and administrative expense (including non-cash stock compensation of $27 in 2009 and $158 in 2008)	2,810	2,909

Operating income (loss)	847	(169)

Interest expense and amortization of debt issuance costs	1,288	315
Other (income) expense, net	(7)	(48)
Loss on asset disposal	41	—
Change in fair value of warrants (see Note 2)	122	—

Net loss	$(597)	$(436)

Weighted average common shares outstanding	21,486	17,213

Basic and diluted loss per share	$(.03)	$(.03)
See accompanying notes to consolidated financial statements.

Access to Money, Inc.
Consolidated Statement of Shareholders’ Equity (Deficit)
Three months ended March 31, 2009
(Unaudited)
(In thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amounts	capital	deficit	Total
Balances, December 31, 2008	21,486	$145,938	$63	$(149,219)	$(3,218)
Cumulative effect of reclassification of warrants		(10,181)	—	8,688	(597)
Net loss	—	—	—	(597)	(1,493)
Stock option expense	—	7	—	—	7
Restricted stock expense	—	20	—	—	20

Balances, March 31, 2009	21,486	$135,784	$63	$(141,128)	$(5,281)

See accompanying notes to consolidated financial statements.

Access to Money, Inc.
Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Operating activities:
Net (loss)	$(597)	$(436)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	979	527
Non-cash stock compensation	27	158
Loss on asset disposal	41	—
Provision for doubtful accounts	37	87
Change in warrant value	122	—
Changes in items affecting operations, net of effects of business acquisitions and dispositions:
Restricted cash	1,200	398
Accounts receivable	(127)	409
Inventories	(234)	100
Prepaid expenses and other	17	(650)
Accounts payable	947	5
Accrued and other expenses	(78)	(1,276)

Cash provided by (used in) operating activities	2,334	(679)

Investing activities:
Capital expenditures	(406)	(36)
Acquisition of intangible and other assets	16	(250)
Proceeds from sale of equipment	1	—

Cash used in investing activities	(389)	(286)

Financing activities:
Borrowings on notes payable	—	1,087
Repayment of notes payable	(255)	—
Change in restricted cash	—	(2,100)
Proceeds of TRM Inventory Funding Trust Note, net	—	3,015

Cash (used in) provided by financing activities	(255)	2,002

Net increase in cash and cash equivalents	1,690	1,037
Beginning cash and cash equivalents	4,535	3,859

Ending cash and cash equivalents	$6,225	$4,896

Supplemental cash flow information:
Non-cash transactions:
Issuance of warrants in connection with new debt	$—	$928
Payments:
Cash paid for interest	$13	$101
Cash paid for income taxes	$—	$11
See accompanying notes to consolidated financial statements.

Access to Money, Inc., formerly known as
TRM Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009
(Unaudited)
1. Basis of Presentation
Basis of Presentation
     The accompanying unaudited consolidated financial statements of Access to Money, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements, and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2009.
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
     This requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
Recurring Level 3 activity, Reconciliation and Basis for Valuation
     The table below provides a reconciliation of the beginning and ending balances for our warrant liability at fair value using significant unobservable inputs (Level 3). The table reflects a loss in our warrant value categorized as Level 3 as of March 31, 2009.

Balance as of January 1, 2009	$1,493
Increase in fair value of warrants	122

Balance as of March 31, 2009	$1,615
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
Warrants
     Effective January 1, 2009, we adopted the provisions of EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions.) For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We determined that the following warrants contained such provisions, thereby concluding they were not indexed to the Company’s own stock:
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
     In accordance with EITF 07-5, beginning on January 1, 2009, we recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of approximately $1.5 million was recognized as an adjustment to the opening balance sheet at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the consolidated balance sheet as a result of the initial application of ETIF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants. We measured the fair value of these warrants as of March 31, 2009, and recorded a $122,000 charge to record the liabilities associated with these warrants at their respective fair values as of March 31, 2009. We determined the fair values of these securities using a Black-Scholes valuation model.
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
Cautionary Statements Regarding Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.
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
Net Loss
     We recognized a net loss of $597,000 for the first quarter of 2009 compared to a net loss of $436,000 for the first quarter of 2008.
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

ACCESS TO MONEY, INC.
Date: August 11, 2009	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer