Form 10-Q/A
period 2009-03-31
Access to Money, Inc.
filed 2009-08-13
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE
      Access To Money, Inc., formerly known as TRM Corporation (the “Company”), is filing this Amendment No. 2 (the “Amendment”) to our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009 (the “Original Report”), as amended by Amendment No. 1 (the “First Amendment”) filed with the SEC on August 11, 2009, solely to amend two typographical errors contained in the Consolidated Statement of Shareholders’ Equity (Deficit) in Item 1 of Part I of the First Amendment.
      This Amendment does not reflect events that have occurred after May 15, 2009, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report or the First Amendment, except to reflect the correction of the typographical errors described above. Information with respect to any such events has been or will be set forth, as appropriate, in our filings with the SEC subsequent to May 15, 2009. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC. We have supplemented Item 6 of Part II of this Amendment to include current certifications of our chief executive officer and chief financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed or furnished, as applicable, as Exhibits 31.1, 31.2 and 32.1 and 32.2 to this Amendment. The remaining information contained in this Amendment, which consists of all other information originally contained in the First Amendment, is not amended hereby, but is included for the convenience of the reader.

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

Access to Money, Inc.
Consolidated Statement of Shareholders’ Equity (Deficit)
Three months ended March 31, 2009
(Unaudited)
(In thousands)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amounts	capital	deficit	Total
Balances, December 31, 2008	21,486	$145,938	$63	$(149,219)	$(3,218)
Cumulative effect of reclassification of warrants		(10,181)	—	8,688	(1,493)
Net loss	—	—	—	(597)	(597)
Stock option expense	—	7	—	—	7
Restricted stock expense	—	20	—	—	20

Balances, March 31, 2009	21,486	$135,784	$63	$(141,128)	$(5,281)

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

ACCESS TO MONEY, INC.

Date: August 13, 2009	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer