Form 10-Q
period 2009-06-30
Access to Money, Inc.
filed 2009-08-14
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  21,785,619 shares of common stock outstanding at August 12, 2009.

i

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Access to Money, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash	$5,988	$4,535
Restricted cash	812	2,012
Accounts receivable, net	2,676	2,998
Leases receivable, net	-	176
Inventories	736	505
Prepaid expenses and other	204	308
Deferred financing costs	259	259
Total current assets	10,675	10,793

Property and equipment, net	3,296	2,815
Non-current leases receivable, net	-	786
Intangible assets, net	1,921	2,120
Goodwill	10,654	10,657
Deferred financing costs, long term	208	337
Other assets	482	593
Total assets	$27,236	$28,101

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,473	$6,851
Accrued and other expenses	5,122	5,369
Term loans	2,044	2,067
Total current liabilities	13,639	14,287

Long term liabilities:
Term loans and other debt	17,583	17,032
Warrants	4,488	-

Shareholders’ deficit:
Common stock, $0.001 par value -
70,000 shares authorized; 21,786 and 21,486 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	135,823	145,938
Additional paid-in capital	63	63
Accumulated deficit	(144,360)	(149,219)
Total shareholders’ deficit	(8,474)	(3,218)
Total liabilities and shareholders’ deficit	$27,236	$28,101

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$23,130	$23,872	$45,375	$41,937
Commissions	15,837	14,896	30,818	25,523
Net sales	7,293	8,976	14,557	16,414

Cost of sales:
Cost of vault cash	507	916	982	1,899
Other	3,207	4,244	6,339	7,960

Gross profit	3,579	3,816	7,236	6,555

Selling, general and administrative expense (including non-cash stock compensation of $66 and $1,619 for the six-month periods ended June 30, 2009 and 2008, respectively)	2,707	4,960	5,517	7,873

Operating income (loss)	872	(1,144)	1,719	(1,318)

Interest expense and amortization of debt issuance costs	1,294	1,101	2,583	1,415
Loss on early extinguishment of debt	-	1,456	-	1,456
Other expense (income), net	(86)	(9)	(94)	(58)
Loss on asset disposal	23	15	64	11
Change in fair value of warrants	2,873	-	2,995	-

Net loss	$(3,232)	$(3,707)	$(3,829)	$(4,142)

Weighted average common shares outstanding	21,726	20,090	21,607	18,652

Basic and diluted loss per share	$(.15)	$(.18)	$(.18)	$(.22)

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)
(In thousands)

	Common stock		Additional paid-in	Accumulated
	Shares	Amounts	capital	deficit	Total
Balances, December 31, 2008	21,486	$145,938	$63	$(149,219)	$(3,218)
Cumulative effect of reclassification of warrants	-	(10,181)	-	8,688	(1,493)
Net loss	-	-	-	(3,829)	(3,829)
Share-based compensation	300	66	-	-	66
Balances, June 30, 2009	21,786	$135,823	$63	$(144,360)	$(8,474)

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Operating activities:
Net loss	$(3,829)	$(4,142)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	2,007	1,463
Non-cash stock compensation	66	1,619
Loss on disposal of equipment	64	11
Provision for doubtful accounts	86	135
Loss on early extinguishment of debt	-	1,374
Change in warrant value	2,995	-
Changes in items affecting operations, net of effects of business acquisitions:
Restricted cash	1,200	190
Accounts receivable	235	(2,113)
Leases receivable	962	897
Inventories	(231)	299
Prepaid expenses and other	104	(76)
Accounts payable	(379)	2,300
Accrued expenses	(246)	(4,174)
Cash provided by (used in) operating activities	3,034	(2,217)
Investing activities:
Proceeds from sale of equipment	31	101
Capital expenditures	(1,130)	(264)
Acquisition of intangible and other assets	(6)	(171)
Acquisition of business, net of cash acquired	-	(4,308)
Cash used in investing activities	(1,105)	(4,642)
Financing activities:
Borrowings on notes payable	57	12,210
Repayment of notes payable	(533)	(4,430)
Debt financing costs	-	(831)
Decrease in restricted cash – TRM Inventory Funding Trust	-	(7,303)
Proceeds of TRM Inventory Funding Trust note, net	-	8,516
Cash (used in) provided by financing activities	(476)	8,162
Net increase in cash and cash equivalents	1,453	1,303
Beginning cash and cash equivalents	4,535	3,859
Ending cash and cash equivalents	$5,988	$5,162

Supplemental cash flow information:
Cash paid for interest	$808	$354
Cash paid for income taxes	$-	$11

Supplemental non-cash financing and investing activities disclosure:
Note payable issued in the acquisition of LJR Consulting	$-	$9,754
Value of shares issued in the acquisition of LJR Consulting	$-	$996
Issuance of warrants in connection with new debt	$-	7,117

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Access to Money, Inc. (formerly known as TRM Corporation) and its subsidiaries (collectively, the "Company," "we" or "us") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements, and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.  These condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2009.

Description of Business

We are an independent sales organization, or ISO, servicing businesses in the operation of automated teller machines, or ATMs.  We entered the ATM business in 1999 and expanded operations through both internal growth and acquisitions from 1999 to 2004.  During 2005-2007 we sold assets and non-ATM operations to reduce debt and to focus our business on our ATM operations.  In April 2008, we acquired LJR Consulting Corp., d.b.a. Access to Money ("LJR Consulting"), a large independently-owned ATM company.  This acquisition added 4,200 ATMs to our portfolio and a service infrastructure upon which future expansion could be built.  In June 2009, we consummated a merger with and into Access to Money, Inc., a Delaware corporation and our wholly-owned subsidiary, for the purpose of changing our state of incorporation from Oregon to Delaware and changing our name to "Access to Money, Inc."  At June 30, 2009, we had approximately 12,000 ATMs under contract.

Financial Statement Reclassifications

Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation.  These changes had no impact on shareholders’ equity or previously reported net income.  Based on the terms of the Lampe Note Facility and the note payable to the former owner of LJR Consulting, we have made a reclassification to move $2.7 million of term loan balances under current liabilities to term loans and other debt under long term liabilities.  In relation to the accounting for warrants, we have reclassified $4.6 million of the deferred financing cost associated with the initial valuation to debt discount from deferred financing costs based on a pro rata allocation of their fair value to the net proceeds.  We will continue to amortize this cost and account for it under interest expense.

In connection with the preparation of our financial statements for the quarter ended June 30, 2009, we determined that the cumulative effect of the reclassification of warrants and the change in the fair value of warrants in accordance with Emerging Issue Task Force Issue No. 07-5 ("EITF No. 07-5") which we reported for the three-month period ended March 31, 2009 needed to be restated. We have restated our interim condensed consolidated financial statements as of March 31, 2009, and for the interim period then ended, accordingly.  As more fully explained in Note 2 – Recent Accounting Pronouncements – Warrants, we have: (i) recorded a $619,000 change in the cumulative effect of the reclassification of our outstanding warrants to $1,493,000 as the result of a revaluation, which increased our accumulated deficit and total shareholders' deficit; and (ii) recorded a $63,000 credit to decrease the previously reported change in warrant value of $185,000 to $122,000 for the period ended March 31, 2009, which will result in a decrease in our net loss and a like decrease to accumulated deficit and total shareholders' deficit.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Our subsidiaries at June 30, 2009 consisted of TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, TRM ATM Corporation, TRM ATM Acquisition Corporation, Access Cash International LLC, Access to Money-SL, Inc., and LJR Consulting Corp.

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

Cash and Restricted Cash

At June 30, 2009 and December 31, 2008 we had $800,000 and $2.0 million, respectively, of cash held by a bank as collateral for a letter of credit that is classified as restricted cash on our balance sheet.  The restricted cash pertains to an agreement with our vault cash supplier.

Revenue Recognition, Discounts and Accounts Receivable

A portion or all of each ATM surcharge is paid to retail businesses, depending upon the contract terms with them.  We receive daily reports of ATM transactions electronically from ATM network processors.  On a monthly basis, ATM transaction data is used to calculate the retailer’s applicable commission, which is generally dependent upon transaction volumes, and we generally remit the commission directly to the retailer’s bank account through electronic funds transfer.  We recognize ATM revenue based on the actual month transactions reported by the ATM processing network.  Total sales activity and commissions are reported separately in the condensed consolidated statements of operations to arrive at net sales.

Accounts receivable are shown net of allowance for doubtful accounts of $368,000 and $648,000 at June 30, 2009 and December 31, 2008, respectively.

Inventories

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs and related parts and equipment.  ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service.  Once the ATM or part is sold, it is relieved to cost of sale or fixed assets.

The following table summarizes inventories (in thousands):

	June 30,	December 31,
	2009	2008
Parts	$300	$141
ATMs held for resale	436	364
	$736	$505

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

Goodwill and Intangible Assets

As of June 30, 2009 and December 31, 2008, our assets included goodwill of $10.7 million, and intangible assets with net carrying amounts of $1.9 million and $2.1 million, respectively.  Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets" provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should be amortized over their estimated useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit's net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.

Since December 31, 2008 there have not been any additional indicators of impairment and we have determined that no additional impairment is necessary.

Due to the current economic environment there can be no assurances that the Company’s estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future.

The following table summarizes Goodwill and Intangible Assets at June 30, 2009 (in thousands):

	Gross Carry	Accumulated
	Amount	Amortization	Net
Goodwill	$10,654	$-	$10,654
Intangible Assets	2,696	775	1,921
Total	$13,350	$775	$12,575

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

Stock-Based Compensation

Stock-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period.  In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.  We have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model.

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

Subsequent Events

These financial statements were approved by management and the board of directors and were issued on August 14, 2009.  Management has evaluated subsequent events through this date.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets" which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  It is effective for our fiscal year beginning in January 2009.  The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  However, the disclosure requirements of FSP No. 142-3 must be applied to all intangible assets recognized in our financial statements as of the effective date.  We have considered potential factors that would impact intangible asset values and the adoption did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed," which supersedes FSP FAS 157-3.  This FSP provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed.  It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which amends FAS No. 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim, as well as, annual financial statements.  It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009.

Warrants

Effective January 1, 2009, we adopted the provisions of Emerging Issue Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock (EITF 07-5).  The adoption of EITF 07-5's requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or "down-round" provisions.)  For example, warrants with such provisions will no longer be recorded in equity.  Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.  We evaluated whether warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a "fixed-for-fixed" option. We determined that all of the Company's warrants contained such provisions, thereby concluding they were not indexed to the Company's own stock.

In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"), SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

●	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

●	Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Recurring Level 3 activity, Reconciliation and Basis for Valuation

The table below provides a reconciliation of the beginning and ending balances for our warrant liability at fair value using significant unobservable inputs (Level 3).  The table reflects an increase in our warrant value categorized as Level 3 as of June 30, 2009.

Balance as of January 1, 2009	$1,493
Increase in fair value of warrants	2,995
Balance as of June 30, 2009	$4,488

We determined the fair value of our warrants using a Black-Scholes model that considered their "down-round" provisions that reduce the exercise price if we issue new warrants or equity at a lower price.  The model considered amounts and timing of future possible equity and warrant issuances and historical volatility of our stock price.  The significant assumptions we used were a per share stock price of $0.30, a risk free rate of 2.84% and a historical volatility of 111.0%.

In accordance with EITF 07-5, beginning on January 1, 2009, we recognized these warrants as liabilities at their respective fair values on each reporting date.  The cumulative effect of the change in accounting for these warrants of approximately $1.5 million was recognized as an adjustment to the opening balance sheet at January 1, 2009.  The cumulative effect adjustment was the difference between the amounts recognized in the condensed consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the condensed consolidated balance sheet upon the initial application of EITF 07-5.  The amounts recognized in the condensed consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants.  We measured the fair value of the warrants as of June 30, 2009, and recorded approximately a $3.0 million charge to increase the liability associated with these warrants.

3.	Lease Receivables

In 2008, we had direct finance leases with a customer in place for ATMs and bank branch build out construction and equipment expiring in 2013.  On April 13, 2009, we received a payment from Savoy Bank in the amount of $999,519 to satisfy their obligation to us under two leases.

4.	Notes Payable and Other Debt (in thousands):

	June 30, 2009	December 31, 2008
Lampe Note Facility	11,000	11,000
Note payable to former LJR Consulting owner	9,755	9,755
Notemachine	980	1,306
Other debt	1,453	1,604
Debt discount	(3,561)	(4,566)
	$19,627	$19,099

On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") with LC Capital Master Fund, Ltd. as lender (the "Lender") and Lampe, Conway & Co., LLC as administrative and collateral agent (the "Lampe Loan Facility").  We used proceeds from this loan primarily to pay (1) the remaining balance of Term Loan B that we owed to GSO Origination Funding Partners and the other lenders, (2) $1.0 million we borrowed from LC Capital Master Fund, Ltd. in February 2008, (3) $1.0 million we owed under a settlement agreement with the purchaser of our United Kingdom and German ATM businesses, (4) the $2.5 million settlement we owed to eFunds Corporation, and (5) the cash portion of the purchase price for the acquisition of LJR Consulting. The $11.0 million note from the Lender accrues interest at 13%, payable semiannually, and is due in April 2011.  The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments and to meet quarterly minimum Consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs.  The borrowings pursuant to the Lampe Loan Facility are collateralized by substantially all of our assets and the assets of our subsidiaries.

In connection with a securities purchase agreement entered into on February 8, 2008 with Lender and Lampe, Conway & Co., LLC, we granted a warrant to the Lender to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits, or if we issue common stock, or securities convertible into common stock, at a lower price.  Upon issuance of the warrant granted under the Lampe Loan Facility, which had a lower exercise price, the exercise price of this warrant was automatically reduced to $.28 per share.  The warrant is exercisable at any time and expires on February 8, 2015.  We have agreed to register the shares issuable upon exercise of the warrant.

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

As part of the purchase price for all of the capital stock of LJR Consulting, in April 2008, we issued a note payable, in the amount of $9.8 million, to the former owner of LJR Consulting (and current Chief Operating Officer of the Company).  The note accrues interest at 13% per annum payable quarterly and the principal balance is due April 18, 2015.  Payments under the promissory note are subordinated to the payment in full of the Lampe Loan Facility and the amended and restated settlement agreement with Notemachine.

In November 2007, we entered into a settlement agreement with Notemachine Limited ("Notemachine") relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007.  Pursuant to the settlement agreement, we agreed to repay £3.3 million (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale.  Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1,410,000 (approximately $2.8 million).  We also executed an amended settlement agreement with Notemachine on April 18, 2008 (the "Amended Settlement Agreement") under which the outstanding balance is due in monthly payments of £71,212 (approximately $115,000), including interest at 15% per annum through March 2010.  As of June 30, 2009, we owed £595,000 (approximately $980,000) pursuant to the Amended Settlement Agreement.

We had $1.5 million and $1.6 million of other debt as of June 30, 2009 and December 31, 2008, respectively.  This debt represents notes payable balances due to the former owner of LJR Consulting for vault cash and a bank for a lease related to a customer project.

Vault Cash

We do not use our own funds for vault cash, but rather rely upon third party sources to place cash in ATMs which we own or have an arrangement with the merchant to fund the cash.  In general, we rent vault cash from financial institutions and pay a negotiated interest rate for the use of the money.  The vault cash is never in the possession of or controlled by us but rather cycles from the bank to the armored car carrier and to the ATM.  Each day's withdrawals are settled back to the bank on the next business day.  We have a contract with the bank and armored car carriers stating that the vault cash belongs to the bank and that neither we nor the armored car carrier has any legal rights to the funds.  The required vault cash is obtained under the following arrangement:

TRM ATM Corporation entered into a series of Cash Provisioning Agreements with U.S. Bank National Association, doing business as Elan Financial Services (“Elan”), and various armored car carriers, dated October 31, 2008 (the “Cash Provisioning Agreements”).  The Cash Provisioning Agreements provide that Elan will provide cash, through the use of armored car carriers, for our ATMs.  The term of the Cash Provisioning Agreements is for a period of five years and automatically renews for additional one year periods unless either party gives the other parties notice of its intent to terminate.  We are responsible for the payment of fees related to the use of the cash.  We provided Elan with a subordinated lien and security interest in the ATMs, subject to the security interest of Lampe Conway & Co., LLC, Notemachine Limited, and Douglas Falcone, and any third party providing the direct financing of any ATM equipment and any refinancings of any of the foregoing.  The Cash Provisioning Agreements also require us to maintain a positive demand account balance with Elan or, at our option, a letter of credit in favor of Elan in an amount not less than $800,000.  Elan may draw on the account balance or letter of credit (i) in the event we materially default in the performance of any duties or obligations, which is not cured within 30 days notice; (ii) if we (A) terminate or suspend our business, (B) become subject to any bankruptcy or insolvency proceeding under federal or state statute, (C) become insolvent or become subject to direct control by a trustee, receiver or similar authority, (D) wind up or liquidate, or (E) are required to terminate our involvement in the activities covered by the Cash Provisioning Agreements by order of a court of competent jurisdiction or a regulatory agency which governs the activities of a party; and (iii) in order to obtain payment of any fees, charges or other obligations that have not been paid pursuant to the Cash Provisioning Agreements.  The demand account balance or letter of credit must remain open and funded by us for a period of 90 days after the termination of the Cash Provisioning Agreements.

5.	Shareholders' Deficit

Stock-based Compensation

Stock-based compensation expense, which is included in selling, general and administrative expense during the six months ended June 30, 2009 and 2008 was as follows (in thousands):

	2009	2008
Option grants	$53	$46
Restricted shares	13	1,573
Total stock-based compensation expense	$66	$1,619

A summary of stock option activity during the six months ended June 30, 2009 follows:

	Number of shares	Weighted average exercise price
Outstanding January 1, 2009	248,500	$1.43
Options granted	0
Options exercised	0
Options cancelled	(1,000)	12.12
Outstanding June 30, 2009	247,500	$1.39

As of June 30, 2009, options to purchase 247,500 shares of common stock at a weighted average exercise price of $1.39 per share were vested and exercisable.

A summary of restricted stock activity as of June 30, 2009 follows:

Shares
Unvested shares January 1, 2009	1,410,000
Restricted shares granted	75,000
Restricted shares vested	300,000
Restricted shares forfeited	(50,000)
Unvested shares June 30, 2009	1,135,000

The warrant issued in connection with the April 18, 2008 Securities Purchase Agreement triggered a "change in control" provision in our 2005 Omnibus Stock Incentive Plan, resulting in immediate vesting, as of April 18, 2008, of all of our then outstanding stock options and restricted stock grants.  As a result of the vesting in April 2008, we estimated the fair value of the options and restricted stock grants, and charged the expense and any excess of the fair value of those options and restricted stock grants over their remaining unamortized value together with the remaining unamortized value of the options and restricted stock grants based on their original issuance terms.

Common Stock Warrants

At June 30, 2009, we had outstanding warrants to purchase an aggregate of 18.1 million shares of our common stock at $0.28 per share.  We have agreed to register the shares subject to all of our outstanding warrants.

See Note 2 regarding the treatment of warrants in accordance with EITF 07-5.

6.	Provision for Income Taxes

We have recorded no benefit from our losses for the first six months of 2008 or 2009 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.  As of June 30, 2009, we have net operating losses of approximately $64.2 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2028, and our Canadian subsidiary has net operating loss carryforwards of approximately $15.0 million available to offset future taxable income in Canada which expire in the years 2009 through 2017.  However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.

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

We utilized a discounted cash flow model to calculate the fair market value of each instrument.  Additional inputs to our valuation model included contractual cash payments and the principal repayment at the maturity date.

	As of June 30, 2009
(In thousands)	Carrying Amount	Fair Value

Debt:
Lampe Note Facility	11,000	11,473
Doug Falcone Note	9,755	9,891
Notemachine Note	980	991

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation there on or similar terminology or expressions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: a decline in ATM transaction volume or fees, changes in technology standards, a failure by third parties to service our ATMs, regulatory changes, increases in interest rates, the inability to obtain cash for our ATMs, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise.

Overview

Access to Money, Inc. (the "Company," "we" or "us") is an independent sales organization, or ISO, servicing businesses in the operation of automated teller machines, or ATMs.  From 1999 to 2004, we expanded our ATM operations through both internal growth and through acquisitions including, in November 2004, the acquisition of a network of over 15,000 ATMs from eFunds Corporation ("eFunds").  From 2005 to 2007, we sold assets and non-ATM operations to reduce debt and to focus our business on our ATM operations.  In April 2008, we acquired LJR Consulting Corp., d.b.a. Access to Money ("LJR Consulting"), an independently-owned ATM company.  This acquisition added 4,200 ATMs to our portfolio and a service infrastructure that we can continue to build upon.

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

We deploy ATMs under the following two programs:

Company-owned program.  Under this program, there are three formats under which an ATM is operated:

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

As of June 30, 2009, we had 2,186 ATMs operating under the programs for which we were responsible for cash management and 9,136 ATMs for which merchants were responsible for cash management.

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

Our principal operating cost is the commissions we pay to the merchants where our ATMs are located.  The amount of the commission is dependent on a number of factors the most important of which is whether we provide the cash for the machines.  Generally, company-owned, company-cashed machines incur the lowest sales commission.

Restructuring and Branding

During the past two years, we have implemented a plan to strengthen the Company by focusing on the sales, service and management of ATMs within the United States.  We underwent a complete restructuring effort by selling underperforming operations and assets, streamlining operating unit functionality and responsibility, reviewing vendor relationships and contracts, identifying complementary business partners and managing the transition towards our core strengths.

In April 2008, we finalized our most significant transforming event through the acquisition of LJR Consulting.  Upon completion of this transaction, we implemented an intensive integration effort designed to achieve the benefits associated with synergies we identified during the transaction.  One of the major changes included the re-branding of our parent company identity, TRM Corporation, to our new corporate brand, "Access to Money."  We believe this name and brand uniquely identifies the products and services we offer and provides a simple, yet powerful, vision and connection to our clients, industry and consumers.

Economic and Strategic Outlook

As a result of our efforts to streamline operations and the benefits we have realized from the acquisition of LJR Consulting, we have experienced consistent positive improvement in cash flow as evidenced by our $1.5 million increase in cash from December 31, 2008 to June 30, 2009.  Despite the difficult economic conditions that may lie ahead, we expect this trend to continue.  While the downturn in the economy has impacted our transaction levels, which are 5%-8% below what was expected in 2009, our cost savings and efficiency measures have resulted in gross profit and operating profit remaining within our forecasts.  In addition, we have been cutting our portfolio to remove unprofitable, lower performing machines, which have further improved our financial performance and cash flow generation.

As we previously announced, we recently entered into an exclusive distribution agreement with Select-A-Branch ATM Network, LLC ("Select-A-Branch").  Our partnership with Select-A-Branch will allow us to deploy Select-A-Branch enabled ATMs that provide surcharge free transactions to customers of Select-A-Branch member institutions at locations employing this technology.  The benefit of this program will be to increase transaction levels at participating machines while not impacting machine gross revenue.  We are deploying Select-A-Branch enabled machines with our largest customers in the third quarter of 2009.

Factors Impacting Comparability

As of April 2008, our operating results include the results of the ATM operations of LJR Consulting.  Due to the significance of this acquisition, our operating results for the three-month and six-month periods ended June 30, 2009 are not directly comparable to our historical results for the three-month and six-month periods ended June 30, 2008.  The 2008 second quarter included results for LJR Consulting from April 18 through June 30.  The second quarter results for 2009 include results from April 1 through June 30.  Gross sales, commissions and transactional statistics were impacted in the second quarter and first six months of 2009 compared to the corresponding periods in 2008 as a result of the acquisition.  Selling, general, and administrative expenses decreased by $2.3 million, or 45.4%, in the second quarter of 2009 compared to the corresponding period in 2008, and decreased by $2.4 million during the first six months of 2009 as compared to 2008.  The decreases in selling, general, and administrative expenses between the second quarter of 2009 and 2008 and the first six months of 2009 and 2008 resulted in part from a $1.5 million charge in 2008 for the acceleration of non-cash stock compensation associated with the acquisition.  Interest and amortization expenses were higher in the second quarter of 2009 and the first six months of 2009 compared to the corresponding periods in 2008 as a result of the refinancing of debt borrowed to acquire LJR Consulting and the amortization of tangible and intangible assets recorded as part of the acquisition.  In the second quarter of 2008, other expense included a $1.5 million charge for the loss on early extinguishment of debt related to the payoff of a prior loan and the acceleration of cost pertaining to warrants associated with that debt.  The comparability of our results for the second quarter of 2009 and first six months of 2009 to the corresponding periods in 2008 were also impacted by recording mark-to-market valuation adjustments of $2.9 million in the second quarter of 2009 and a $3.0 million adjustment in the six month period ended June 30, 2009.

Recent Developments

In June 2009, we consummated a merger with and to Access to Money, Inc., a Delaware corporation and our wholly-owned subsidiary, in order to change our state of incorporation from Oregon to Delaware and to change our name to “Access to Money, Inc.”  As a result of the merger, the number of shares of common stock we are authorized to issue was reduced from 100,000,000 shares to 70,000,000 shares and our ticker symbol has changed to “AEMI.”

In June 2009, we announced that, in furtherance of our goal to provide innovative services to financial institutions, we were entering the private student loan processing business.  This new initiative provides a robust platform for credit unions and small regional banks to provide private student loans to their members and customers.  With this program, the Company, through our wholly owned subsidiary Access to Money-SL, Inc., will deliver a complete outsourced solution to these financial institutions.  The system will electronically accept loan applications, gather financial information, deliver loan documents, and certify loans with university financial aid offices enabling our customers to deliver quick preliminary approvals of these student loan applications.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Results of Operations (in thousands, except operating and percentage data)

	Three months ended		Three months ended
	June 30, 2009		June 30, 2008
	Amount	%	Amount	%

Transaction-based sales	$21,828	100.0%	$21,542	100.0%
Less commissions	15,837	72.5	14,896	69.1
Net transaction-based sales	5,991	28.5%	6,646	30.9%
Service and other sales	763		1,418
Sales of ATM equipment	545		747
Branch build out	(6)		165
Net sales	7,293		8,976
Cost of sales:
Cost of vault cash	507		916
Other	3,207		4,244
Gross profit	$3,579		$3,816

Operating data:
Average number of transacting ATMs	11,330		11,823
Withdrawal transactions	9,002,165		9,267,899
Average withdrawals per ATM per month	265		261
Average transaction-based sales per withdrawal transaction	$2.43		$2.33
Average commission per withdrawal transaction	$1.76		$1.60
Net transaction-based sales per withdrawal transaction	$.67		$.73

Sales

Transaction-based sales increased by $286,000, or 1.3%, to $21.8 million during the second quarter of 2009 compared to $21.5 million for the same period in 2008.  The $655,000 decrease in service and other sales between the second quarters of 2009 and 2008 is primarily attributable to the economic slowdown.  Machine sales decreased $202,000 to $545,000 in the second quarter of 2009 compared to 2008 due to lower demand as compared to the prior year period.

The average number of transacting ATMs in our network during the second quarter of 2009 decreased by 493 from the second quarter of 2008.  Since the acquisition of LJR Consulting, we have actively reviewed the profitability of our portfolio and decommissioned non-profitable machines to reduce cost and improve overall profitability.  The decrease was also impacted by regular attrition of units due to non-renewals, closure of locations by merchants, and the deployment of new units as a result of the slow down in the economy.  We have experienced increases in the average number of withdrawals per ATM per month, average sales per withdrawal, and average commission per withdrawal between the second quarters of 2009 and 2008.  Withdrawals per ATM improved as a result of our management and reduction of lower volume machines.  Sales per withdrawal transaction and commission per withdrawal increased due to merchants increasing surcharge fees.  Net sales per withdrawal were impacted by this change along with having a higher percentage of merchant-owned machines in our portfolio which typically have higher commissions than a company-owned ATM.

Commissions

Commissions increased from approximately $14.9 million in the second quarter of 2008 to approximately $15.8 million in the second quarter of 2009.  This increase of $900,000, or 6.0%, resulted primarily from the acquisition of LJR Consulting.  As a percentage of transaction-based sales, commissions increased to 72.5% in the second quarter of 2009 from 69.1% in the second quarter of 2008.  The average commission per withdrawal transaction increased to $1.76 for the second quarter of 2009 as compared to $1.60 for the second quarter of 2008.  These increases were the result of adding LJR Consulting's machine base which consists primarily of merchant-owned, merchant-cashed ATMs.  Since the commissions for machines which are cashed by merchants are generally higher than the commissions for machines for which we provide cash, our commissions as a percent of transaction-based sales have increased.  Based on the current mix of merchant-cashed and Company owned and cashed machines, we expect commissions as a percent of sales to remain at current levels.

Cost of Sales

Cost of sales from operations consist primarily of cost of vault cash, maintenance and third party service costs, and ATM processing costs.  Costs of sales decreased approximately $1.4 million, or 26.9%, to approximately $3.7 million during the second quarter of 2009 as compared to the second quarter of 2008.

Our cost of vault cash decreased by $409,000, or 44.6%, to $507,000 during the second quarter of 2009 from approximately $916,000 in the second quarter of 2008.  Although the number of ATMs for which we provide cash increased from 2,174 in June 2008 to 2,186 in June 2009, the total amount of vault cash in our system decreased by 36.3%, to $42.0 million at June 30, 2009 from $66.0 million at June 30, 2008.  In addition, the interest rate on our vault cash facility decreased to 3.25% as of June 30, 2009 from 3.82% at June 30, 2008, primarily due to a reduction in the prime rate.  Both the reduction in the amount of vault cash in the system and the decrease in the interest rate were the result of our change in cash providers from DZ Bank to US Bank in November 2008.

Maintenance and third party service costs decreased $505,000 to $827,000 in the second quarter of 2009 compared to $1.3 million in the second quarter of 2008.  This reduction is due to improvements in coordination with our third party service vendors combined with improved communications directly with our clients by our customer and technical services teams.  We restructured our process to better define the cause of ATM mechanical and operating issues and developed a communication process to eliminate repeated service visits to machines.

Our ATM processing costs and telecommunication costs decreased by $155,000, or approximately 15.1%, to $868,000 due to decreased pricing as the result of a renegotiated contract with eFunds, improved management over telecommunication vendors, and the repositioning of ATMs to take advantage of minimum charges under other processing contracts.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by approximately $2.3 million, or 46.0%, to $2.7 million in the second quarter of 2009 from $5.0 million in the second quarter of 2008.  Selling, general and administrative expense as a percent of net sales decreased to 37.1% in the second quarter of 2009 from 55.3% in the second quarter of 2008.

Payroll costs decreased by approximately $400,000, or 22.2%, to $1.4 million in the second quarter of 2009 from $1.8 million in the second quarter of 2008.  This decrease is attributable to the continued restructuring of our workforce and consolidation of staff between the Oregon and New Jersey operations as a result of the acquisition of LJR Consulting.  As of June 30, 2009, we had 66 employees.

Legal, accounting, and professional expenses decreased $205,000, or 35.4%, to $374,000 in the second quarter of 2009 from $579,000 in the second quarter of 2008.  During the second quarter of 2009, we relied on fewer consultants than in the second quarter of 2008 and had lower external accounting fees due to the relocation of our accounting personnel to New Jersey.  In addition, board members appointed in connection with the acquisition are compensated for their services via stock whereas board members who served during the second quarter of 2008 received fees paid in cash for their services.  We continue to evaluate opportunities to further reduce costs in these and other general and administrative areas.

Operating Income (loss)

During the second quarter of 2009 we generated $872,000 of operating income compared to a $1.1 million operating loss in the second quarter of 2008.

Interest Expense, Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs and debt discount increased to approximately $1.3 million during the second quarter of 2009 from $1.1 million in the second quarter of 2008.  The increased interest expense is related to our $11.0 million note with Lampe, Conway & Co., LLC, and the $9.8 million note to the former owner of LJR Consulting.  Both notes accrue interest at 13% per annum.  In addition, the amortization of debt issuance costs and debt discount estimated to be $5.9 million based on the value of a warrant issued to Lampe, Conway & Co., LLC, also contributed to the increase between the periods.

Provision for Income Taxes

We have recorded no benefit from our losses for the second quarter of 2009 and 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.

Net Loss

We recognized a net loss of $3.2 million for the second quarter of 2009 compared to a net loss of $3.7 million for the second quarter of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Results of Operations (in thousands, except operating and percentage data)

	Six months ended		Six months ended
	June 30, 2009		June, 30, 2008
	Amount	%	Amount	%

Transaction-based sales	$42,609	100.0%	$37,938	100.0%
Less commissions	30,818	72.3	25,523	67.2
Net transaction-based sales	11,791	27.7%	12,415	32.8%
Service and other sales	1,797		2,628
Sales of ATM equipment	909		1,206
Branch build out sales	60		165
Net sales	14,557		16,414
Cost of sales:
Cost of vault cash	982		1,899
Other	6,339		7,959
Gross profit	$7,236		$6,556

Operating data:
Average number of transacting ATMs	11,378		9,970
Withdrawal transactions	17,693,345		16,014,696
Average withdrawals per ATM per month	259		268
Average transaction-based sales per withdrawal transaction	$2.41		$2.38
Average commission per withdrawal transaction	$1.74		$1.59
Net transaction-based sales per withdrawal transaction	$.67		$.79

Sales

Transaction-based sales were approximately $42.6 million during the first-six months of 2009 compared to approximately $37.9 million for the same period in 2008.  This $4.7 million, or 12.3%, increase was primarily attributable to the additional sales contributed by LJR Consulting, which we acquired in the second quarter of 2008.  Service and other sales decreased $831,000 to $1.8 million in the first six months of 2009 compared to 2008.  This was primarily due to the sale of conversion parts for triple DES compliance that occurred in the first quarter of 2008 without comparable sales in 2009.  The sale of ATM machines decreased by $297,000 from $1.2 million in the first six months of 2008 to $909,000 in 2009.

The number of transacting ATMs in our network at June 30, 2009 was 11,322 compared to 11,914 at June 30, 2008.  The average number of transacting machines increased by 1,408 to 11,378 for the first six months of 2009 compared to 9,970 in 2008.  Note that the 2008 average is lower due to LJR Consulting units being accounted for starting in April of 2008.  Adjusting the 2008 average to include the ATMs acquired from LJR Consulting for the full six month period results in a 493 unit reduction between the first six months of 2009 compared to the first six month period of 2008.  Since the acquisition of LJR Consulting, we have actively reviewed the profitability of our portfolio and decommissioned non-profitable machines to reduce cost and improve overall profitability.  The decrease was also impacted by regular attrition of units due to non-renewals, closure of locations by merchants and the deployment of new units as a result of the slow down in the economy.  We have experienced increases in the average sales per withdrawal and average commission per withdrawals between the second quarter of 2009 and 2008.  Sales per withdrawal transactions and commissions per withdrawal increased due to merchants increasing surcharge fees.  Net sales per withdrawal were impacted by this change along with having a higher percentage of merchant-owned machines in our portfolio which typically have higher commissions than a company-owned ATM.

Commissions

Commissions increased from approximately $25.5 million in the first six months of 2008 to approximately $30.8 million in the first six months of 2009.  This increase of $5.3 million, or 20.7%, resulted primarily from the acquisition of LJR Consulting.  As a percentage of transaction-based sales, commissions increased to 72.3% in the first six months of 2009 from 67.2% in the first six months of 2008.  The average commission per withdrawal transaction increased to $1.74 for the first six months of 2009 as compared to $1.59 for the first six months of 2008.  These increases were the result of adding LJR Consulting's machine base which consists primarily of merchant-owned, merchant-cashed ATMs.  Since the commissions for machines which are cashed by the merchants are generally higher than the commissions for machines for which we provide cash, our commissions as a percent of transaction-based sales have increased.  Based on the current mix of merchant-cashed and Company owned and cashed machines, we expect commissions as a percent of sales to remain at current levels.

Cost of Sales

Cost of sales from operations consist primarily of cost of vault cash, maintenance and third party service costs, and ATM processing costs.  Costs of sales decreased approximately $2.5 million, or 25.7%, to $7.3 million during the first six months of 2009 as compared to the first six months of 2008, resulting in a $680,000, or 10.4%, increase in gross profit.

Our cost of vault cash decreased by $917,000, or 48.3%, to $982,000 during the first six months of 2009 from approximately $1.9 million in the first six months of 2008.  Although the number of ATMs for which we provide cash increased from 2,174 in June 2008 to 2,186 in June 2009, the total amount of vault cash in our system decreased by 36.3%, to $42.0 million at June 30, 2009 from $66.0 million at June 30, 2008.  In addition, the interest rate on our vault cash facility decreased to 3.25% as of June 30, 2009 from 3.82% at June 30, 2008, primarily due to a reduction in the prime rate.  Both the reduction in the amount of vault cash in the system and the decrease in the interest rate were also impacted by our change in cash providers from DZ Bank to US Bank in November 2008.

Maintenance and third party service costs decreased $878,000 to $1.7 million in the first six months of 2009 compared to $2.6 million in the first six months of 2008.  This reduction is the result of improvements in coordination with our third party service vendors combined with improved communication directly with our clients by our customer and technical services teams. We restructured our process to better define the cause of ATM mechanical and operating issues and developed a communication process to eliminate repeated service visits to machines.

Our ATM processing costs and telecommunication costs decreased by $210,000, or approximately 10.3% to $1.8 million due to decreased pricing as the result of a renegotiated contract with eFunds, improved management over telecommunication vendors, and the repositioning of ATMs to take advantage of minimum charges under other processing contracts.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $2.4 million, or 30.3%, to approximately $5.5 million in the first six months of 2009 from approximately $7.9 million in the first six months of 2008.  Selling, general and administrative expense as a percent of net sales decreased to 37.9% in the first six months of 2009 from 48.0% in the first six months of 2008.

Payroll costs increased by $87,000, or 3.2%, to $2.8 million in the first six months of 2009 from $2.7 million in the first six months of 2008.  This increase is attributable to the addition of employees as a result of our acquisition of LJR Consulting.

Our cost for outsourced services decreased by $260,000 in the first six months of 2009 as compared to 2008, due primarily to a settlement and termination of services with a vendor that were absorbed by us internally.  We also eliminated software maintenance agreements that were no longer needed.

Legal, accounting, and professional expenses decreased $502,000, or 41.6%, to $688,000 in the first six months of 2009 from $1.2 million in the first six months of 2008.  During the first six months of 2009, we relied on fewer consultants than in the first six months of 2008 and had lower external accounting fees due to the relocation of our accounting personnel to New Jersey.  In addition, board members appointed in connection with the acquisition are compensated for their services via stock whereas board members who served during the first six months of 2008 received fees paid in cash for their services.  We continue to evaluate opportunities to further reduce costs in these and other general and administrative areas.

Operating Income (loss)

During the first six months of 2009, we generated $1.7 million of operating income as compared to a $1.3 million loss in the first six months of 2008.

Interest Expense, Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs and debt discount increased to approximately $2.6 million during the first six months of 2009 from $1.4 million in the first six months of 2008.  The increased interest expense is related to our $11.0 million note with Lampe, Conway & Co., LLC, and the $9.8 million note with the former owner of LJR Consulting.  Both notes accrue interest at 13% per annum.  In addition, the amortization of $5.9 million debt issuance costs and debt discount on the value of warrants issued to Lampe, Conway & Co., LLC, also contributed to the increase between the periods.

Provision for Income Taxes

We have recorded no benefit from our losses for the second quarter of 2009 and 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.

Net Loss

We recognized a net loss of $3.8 million for the first six months of 2009 compared to a net loss of $4.1 million for the first six months of 2008.

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

On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") with LC Capital Master Fund, Ltd. as lender (the "Lender") and Lampe, Conway & Co., LLC as administrative and collateral agent (the "Lampe Loan Facility").  We used proceeds from this loan primarily to pay (1) the remaining balance of Term Loan B that we owed to GSO Origination Funding Partners and the other lenders, (2) $1.0 million we borrowed from LC Capital Master Fund, Ltd. in February 2008, (3) $1.0 million we owed under a settlement agreement with the purchaser of our United Kingdom and German ATM businesses, (4) the $2.5 million settlement we owed to eFunds, and (5) the cash portion of the purchase price for the acquisition of LJR Consulting.  The $11.0 million note accrues interest at 13% per annum, payable semiannually, is due in April 2011, and is collateralized by substantially all of our assets and the assets of our subsidiaries.  The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments and to meet quarterly minimum consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 ATMs.

In November 2007, we entered into a settlement agreement with Notemachine relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007.  Pursuant to the settlement agreement, we agreed to repay £3.3 million (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale.  Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1.4 million (approximately $2.8 million).  We also executed an amended settlement agreement with Notemachine on April 18, 2008 (the "Amended Settlement Agreement") under which the outstanding balance is due in monthly payments of £71,212 (approximately $115,000), including interest at 15% per annum, through March 2010.  As of June 30, 2009, we owed £595,000 (approximately $980,000) pursuant to the Settlement Agreement.

As part of the purchase price for all of the capital stock of LJR Consulting, in April 2008 we issued a note payable to the former owner of LJR Consulting in the amount of $9.8 million.  The note accrues interest at 13% per annum payable quarterly and the principal balance is due April 18, 2015.  Payments under the promissory note are subordinated to the payment in full of the Lampe Loan Facility and the amended and restated settlement agreement with Notemachine.

Net cash provided by operating activities during the six-month period ended June 30, 2009 was $3.0 million compared to the net cash used in operating activities during the six-month period ended June 30, 2008 of $2.2 million.  This represented a 236.3% increase over the prior year and resulted primarily from the release of $1.2 million of restricted cash related to the terms of an agreement with our vault cash provider and the use of funds in 2008 for settlement payments and other accrued expenses.

Net cash used in investing activities during the six-month period ended June 30, 2009 was $1.1 million and consisted primarily of purchases of ATMs and equipment.  Net cash used in investing activities during the six-month period ended June 30, 2008 was $4.6 million primarily for the acquisition of LJR Consulting.

We used $476,000 for financing activities during the six-month period ended June 30, 2009 to repay notes.  Net cash provided by financing during the six-month period ended June 30, 2008 was $8.2 million related to our borrowing with Lampe Conway.

We had cash and cash equivalents of $6.0 million at June 30, 2009, compared to $4.5 million at December 31, 2008, and a net working capital deficit of $3.0 million at June 30, 2009 compared to a net working capital deficit of $4.2 million at December 31, 2008.

As of June 30, 2009, other than accounts payable and accrued liabilities in the normal course of business, we had the following debt (in thousands):

Lampe Loan Facility	$11,000
Note payable to former LJR Consulting owner	9,755
Notemachine	980
Other debt	1,453
Debt discount	(3,561)
$19,627

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates as of June 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Standards

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recent accounting pronouncements.

ITEM 4T. CONTROLS AND PROCEDURES

As of June 30, 2009, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2009, at our annual meeting of shareholders, the holders of our outstanding common stock took the actions described below.  As of the record date for the annual meeting, 21,485,619 shares of common stock were issued and outstanding, each entitled to one vote per share.

The shareholders elected Richard B. Stern and Michael E. Venezia to serve on our Board of Directors for a three-year term.  The results of the voting are as follows:

Directors	Votes For	Votes Withheld
Richard B. Stern	19,084,396	508,498
Michael E. Venezia	19,374,703	218,191

Douglas B. Falcone, Ethan S. Buyon, Thomas S. McNamara and Kenneth Paull will continue their terms of office as directors.

Additionally, the shareholders approved the following actions:

●
Amendment to our 2005 Omnibus Stock Incentive Plan to increase the number of shares of our common stock available for issuance under such plan by 1,000,000 shares.  The result of the voting was 9,580,347 for, 1,008,623 against, 1,046,070 abstentions, and 7,957,854 were the subject of broker non-votes.

●
Agreement and Plan of Merger by and between TRM Corporation and Access to Money, Inc. for the purpose of changing our state of incorporation from Oregon to Delaware.  The result of the voting was 11,348,234 for, 286,736 against, 70 abstentions, and 7,957,854 were the subject of broker non-votes.

●
Amendment to our Restated Articles of Incorporation to change our name to Access to Money, Inc.  The result of the voting was 11,616,147 for, 18,330 against, 563 abstentions, and 7,957,854 were the subject of broker non-votes.

●
Amendment to the our Restated Articles of Incorporation to decrease the number of shares of common stock we are authorized to issue from 100,000,000 to 70,000,000 was approved as follows:  10,639,098 for, 979,869 against, 16,073 abstentions, and 7,957,854 were the subject of broker non-votes.

ITEM 6.  EXHIBITS

(a)  Exhibits

2.1
Agreement and Plan of Merger between TRM Corporation and Access to Money, Inc., a wholly-owned subsidiary of TRM Corporation (incorporated herein by reference to Appendix C of the Definitive Proxy Statement filed on April 30, 2009).

3.1	Certificate of Incorporation of Access to Money, Inc. (incorporated herein by reference to Appendix D of the Definitive Proxy Statement filed on April 30, 2009).

3.2	By-laws of Access to Money, Inc. (incorporated herein by reference to Appendix E of the Definitive Proxy Statement filed on April 30, 2009).

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

ACCESS TO MONEY, INC.

Date: August 14, 2009	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer