Form 10-Q
period 2009-09-30
Access to Money, Inc.
filed 2009-11-12
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  21,785,619 shares of common stock outstanding at November 11, 2009.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

ACCESS TO MONEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash	$6,628	$4,535
Restricted cash	800	2,012
Accounts receivable, net of allowance of $284 in 2009 and $684 in 2008	2,868	2,998
Leases receivable, net	-	176
Inventories	578	505
Prepaid expenses and other	327	308
Deferred financing costs	259	259
Total current assets	11,460	10,793

Property and equipment, net	3,104	2,815
Non-current leases receivable, net	-	786
Intangible assets, net	1,816	2,120
Goodwill	10,654	10,657
Deferred financing costs, long term	142	337
Other assets	388	593
Total assets	$27,564	$28,101

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,206	$6,851
Accrued and other expenses	5,789	5,369
Term loans	1,710	2,067
Total current liabilities	13,705	14,287

Long term liabilities:
Term loans and other debt	17,995	17,032
Warrants	6,938	-

Shareholders’ deficit:
Common stock, $0.001 par value -70,000 shares authorized; 21,786 and 21,486 shares issued and outstanding at September 30, 2009 and December 31, 2008	135,852	145,938
Additional paid-in capital	63	63
Accumulated deficit	(146,989)	(149,219)
Total shareholders’ deficit	(11,074)	(3,218)
Total liabilities and shareholders’ deficit	$27,564	$28,101

See accompanying notes to condensed consolidated financial statements.

ACCESS TO MONEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales	$23,319	$25,221	$68,694	$67,158
Commissions	15,291	16,518	46,109	42,041
Net sales	8,028	8,703	22,585	25,117

Cost of sales:
Cost of vault cash	490	998	1,461	3,018
Other	3,627	4,251	9,978	12,089

Gross profit	3,911	3,454	11,146	10,010

Selling, general and administrative expense	2,769	3,208	8,221	9,463
Stock compensation expense	30	11	95	1,629

Operating income (loss)	1,112	235	2,830	(1,082)

Interest expense and amortization of debt issuance costs	1,290	1,358	3,873	2,773
Loss on early extinguishment of debt	-	-	-	1,456
Other expense (income), net	(13)	(244)	(107)	(302)
Loss on asset disposal	13	182	77	193
Change in fair value of warrants	2,450	-	5,445	-

Net loss	$(2,628)	$(1,061)	$(6,458)	$(5,202)

Weighted average common shares outstanding	21,786	21,486	21,667	19,786

Basic and diluted loss per share	$(.12)	$(.05)	$(.30)	$(.26)

See accompanying notes to condensed consolidated financial statements.

ACCESS TO MONEY, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(Unaudited)
(In thousands)

	Common stock		Additional paid-in	Accumulated
	Shares	Amounts	capital	deficit	Total
Balances, December 31, 2008	21,486	$145,938	$63	$(149,219)	$(3,218)
Cumulative effect of reclassification of warrants	-	(10,181)	-	8,688	(1,493)
Net loss	-	-	-	(6,458)	(6,458)
Share-based compensation	300	95	-	-	95
Balances, September 30, 2009	21,786	$135,852	$63	$(146,989)	$(11,074)

See accompanying notes to condensed consolidated financial statements.

ACCESS TO MONEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,458)	$(5,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,061	2,494
Non-cash stock compensation	95	1,629
Loss on disposal of equipment	77	193
Provision for doubtful accounts	129	175
Loss on early extinguishment of debt	-	1,374
Change in warrant value	5,445	-
Changes in assets and liabilities, net of acquisitions
Restricted cash	1,212	181
Accounts receivable	-	(1,952)
Leases receivable	962	976
Inventories	(73)	(16)
Prepaid expenses and other	(19)	(228)
Accounts payable	(645)	2,099
Accrued expenses	419	(5,493)
Cash provided by (used in) operating activities	4,205	(3,770)
Cash flows from investing activities:
Proceeds from sale of equipment	32	574
Capital expenditures	(1,276)	(301)
Acquisition of intangible and other assets	24	(171)
Acquisition of business, net of cash acquired	-	(4,308)
Cash (used in) investing activities	(1,220)	(4,206)
Cash flows from financing activities:
Proceeds from term loans	57	13,619
Payment on term loans	(949)	(5,591)
Decrease in restricted cash – TRM Inventory Funding Trust	-	2,220
Proceeds from TRM Inventory Funding Trust note, net	-	(985)
Cash (used in) provided by financing activities	(892)	9,263
Net increase in cash and cash equivalents	2,093	1,287
Beginning cash and cash equivalents	4,535	3,859
Ending cash and cash equivalents	$6,628	$5,146

Supplemental cash flow information:
Cash paid for interest	$870	$183
Cash paid for income taxes	$-	$12

Supplemental non-cash financing and investing activities disclosure:
Note payable issued in the acquisition of Access To Money	$-	$9,754
Value of shares issued in the acquisition of Access To Money	$-	$996
Issuance of warrants in connection with new debt	$-	$7,117

See accompanying notes to condensed consolidated financial statements.

ACCESS TO MONEY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Description of Business

We are an independent sales organization, or ISO, servicing businesses in the operation of automated teller machines, or ATMs.  We entered the ATM business in 1999 and expanded operations through both internal growth and acquisitions from 1999 to 2004.  During 2005-2007 we sold assets and non-ATM operations to reduce debt and to focus our business on our ATM operations.  In April 2008, we acquired LJR Consulting Corp., d.b.a. Access to Money ("LJR Consulting"), a large independently-owned ATM company.  This acquisition added 4,200 ATMs to our portfolio and a service infrastructure upon which future expansion could be built.  In June 2009, we consummated a merger with and into Access to Money, Inc., a Delaware corporation and our wholly-owned subsidiary, for the purpose of changing our state of incorporation from Oregon to Delaware and changing our name to "Access to Money, Inc."  At September 30, 2009, we had approximately 12,000 ATMs under contract.

Financial Statement Reclassifications

Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation.  These changes had no impact on shareholders’ equity or previously reported net income and were made and reported starting with our 2009 second quarter report.  Based on the terms of the Lampe Note Facility and the note payable to the former owner of LJR Consulting, we have reclassified $2.7 million of term loan balances under current liabilities to term loans and other debt under long term liabilities.  In respect to the accounting of warrants, we have reclassified $4.6 million of deferred financing cost associated with the initial valuation to debt discount from deferred financing costs based on a pro rata allocation of their fair value to the net proceeds.  We will continue to amortize this cost and account for it under interest expense.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Our subsidiaries at September 30, 2009 consisted of TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, TRM ATM Corporation, TRM ATM Acquisition Corporation, Access Cash International L.L.C., Access to Money-SL, Inc., LJR Consulting Corp., and FPC France Ltd.

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

Cash and Restricted Cash

At September 30, 2009 and December 31, 2008, we had $800,000 and $2.0 million, respectively, of cash held by a bank as collateral for a letter of credit that is classified as restricted cash on our balance sheet.  The restricted cash pertains to an agreement with our vault cash supplier.

Revenue Recognition, Commissions, Accounts Receivable and Allowance for Doubtful Accounts

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs and related parts and equipment.  ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service.  Once the ATM or part is sold, it is relieved to cost of sale.

The following table summarizes inventory balances (in thousands):

	September 30,	December 31,
	2009	2008
Parts	$234	$141
ATMs held for resale	344	364
	$578	$505

Fixed Assets

Fixed assets are recorded at cost plus amounts that may be required to place them in service.  Depreciation begins when assets are placed in service and is generally calculated using the straight-line method over the estimated remaining useful lives of the particular asset.  The estimated useful life which we used to depreciate our fixed assets are as follows:

ATMs	3-10 years
Computer equipment	2-5 years
Furniture and fixtures	5-7 years

Upon the sale or disposition of an asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in gain (loss) on sale of assets.

Goodwill and Intangible Assets

We assess the carrying value of its finite lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable.  We test intangible assets for impairment by comparing the sum of the expected undiscounted cash flows to the carrying value of the intangible asset.  If the carrying value exceeds the expected undiscounted cash flows, an impairment loss will be recognized by adjusting the carrying value of the intangible assets to their estimated fair value.

Goodwill is tested for impairment at least annually and whenever a triggering event is identified that may indicate an impairment has occurred by applying a two-step approach.  Potential impairment indicators include a significant decline in revenues or a decline in our market capitalization below its carrying value.  Goodwill is tested by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value.  If the carrying value exceeds the estimated fair value, the second step of the test is needed to measure the amount of potential goodwill impairment.  The second step requires the estimated fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test.  The excess estimated fair value of the reporting unit over the estimated fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment.  We perform an annual impairment test for the fiscal year as of each November 30.

Since December 31, 2008 there have been no indicators of impairment.

The following table summarizes Goodwill and Intangible Assets at September 30, 2009 (in thousands):

	Gross Carry	Accumulated
	Amount	Amortization	Net
Goodwill	$10,654	$-	$10,654
Intangible Assets	2,445	629	1,816
Total	$13,099	$629	$12,470

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

Stock-Based Compensation

Stock-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period.  In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.  Compensation expense has been recognized based on the estimated grant date fair value method using the Black-Scholes valuation model.

Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  All outstanding options and warrants were excluded from the calculation of diluted earnings per share for 2009 and 2008 because their inclusion would have been antidilutive.

Subsequent Events

These financial statements were approved by management and the board of directors and were issued on November 12, 2009.  Management has evaluated subsequent events through this date.

Warrants

Effective January 1, 2009, we adopted new accounting guidance that can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price.  Protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.  We evaluated  and determined that outstanding warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price and as a result, recognized these warrants as liabilities at their respective fair values on each reporting date.  The cumulative effect of the change in accounting for these warrants of approximately $1.5 million was recognized as an adjustment to the opening balance sheet at January 1, 2009.  See Note 8, "Fair Value of Financial Instruments."

Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions.  This hierarchy requires the use of observable market data when available.  These inputs have created the following fair value hierarchy:

●	Level 1 - quoted prices for identical instruments in active markets;

●
Level 2 - quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

●	Level 3 - fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at their estimated fair value on either a recurring or non-recurring basis.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc.  Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement.  As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable.  Internal fair value models and techniques used by the Company include discounted cash flow and Black Scholes valuation models.  The Company also considers its counterparty's and own credit risk on derivatives and other liabilities measured at fair value.

Recent Accounting Pronouncements

Determination of Useful Life of Intangible Assets.  In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows and has been disclosed in Note 2, "Summary of Significant Accounting Policies."

Disclosures and Interim Disclosures about Fair Values of Financial Instruments.  In April 2009, the FASB issued amended guidance requiring public companies to provide disclosures on the fair value of financial instruments in interim financial statements.  We have included the disclosure required by this guidance in Note 8, "Fair Value of Financial Instruments."

Subsequent Events.  In May 2009, the FASB issued guidance regarding subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We have included the additional disclosure required by this guidance in Note 2, "Summary of Significant Accounting Policies."

FASB Accounting Standards Codification™.  Effective July 1, 2009, we have adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall.  ASC 105-10 establishes the FASB Accounting Standards Codification™.  (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP, except for SEC rules and interpretive releases.  The Codification superseded all existing non-SEC accounting and reporting standards, deeming all other non-SEC accounting and reporting standards that were not codified or grandfathered as non-authoritative.  Accordingly, we will use plain English to describe broad topic references and refer to the Codification structure as needed to describe specific GAAP topics within our Financial Statement Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3.	LEASE RECEIVABLES

In 2008, we had direct finance leases with a customer in place for ATMs and bank branch build out construction and equipment expiring in 2013.  On April 13, 2009, we received a payment in the amount of $999,519 to satisfy their obligation to us under two leases.

4.	NOTES PAYABLE AND OTHER DEBT (in thousands):

The following table summarizes term loans and other debt:

	September 30, 2009	December 31, 2008
Lampe Note Facility	11,000	11,000
Note payable to former LJR Consulting owner	9,755	9,755
Notemachine	641	1,306
Other debt	1,375	1,604
Debt discount	(3,066)	(4,566)
	$19,705	$19,099

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

In connection with this Facility, we granted a warrant to the Lender to purchase up to 12,500,000 shares of our common stock at an initial exercise price of $.28 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits or if we issue common stock, or securities convertible into common stock, at a lower price.  The warrant is exercisable at any time and expires on April 18, 2015.  We have agreed to register the shares issuable upon exercise of the warrant.

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

As part of the purchase price for all of the capital stock of LJR Consulting, in April 2008, we issued a note payable, in the amount of $9.8 million, to Douglas Falcone, the former owner of LJR Consulting and current Chief Operating Officer of the Company.  The note accrues interest at 13% per annum payable quarterly and the principal balance is due April 18, 2015.  Payments under the promissory note are subordinated to the payment in full of the Lampe Loan Facility and the amended and restated settlement agreement with Notemachine Limited ("Notemachine").

In November 2007, we entered into a settlement agreement with Notemachine relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007.  Pursuant to the settlement agreement, we agreed to repay £3.3 million (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale.  Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1,410,000 (approximately $2.8 million).  We also executed an amended settlement agreement with Notemachine on April 18, 2008 (the "Amended Settlement Agreement") under which the outstanding balance is due in monthly payments of £71,212 (approximately $115,000), including interest at 15% per annum through March 2010.  As of September 30, 2009, we owed £402,000 (approximately $641,000) pursuant to the Amended Settlement Agreement.

We had $1.4 million and $1.6 million of other debt as of September 30, 2009 and December 31, 2008, respectively.  This debt represents notes payable balances due to the former owner of LJR Consulting for vault cash, and to a bank for a lease related to a customer project.  The approximate balance of $800,000 due the former owner of LJR Consulting will be repaid by December 31, 2009, as we engage our primary vault cash provider to replace the cash in ATMs previously funded by the former owner of LJR Consulting.  The approximate $600,000 related to a lease is paid monthly with an interest rate of 7.5% through August 2011.

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

TRM ATM Corporation entered into a series of Cash Provisioning Agreements with U.S. Bank National Association, doing business as Elan Financial Services (“Elan”), and various armored car carriers, dated October 31, 2008 (the “Cash Provisioning Agreements”).  The Cash Provisioning Agreements provide that Elan will provide cash, through the use of armored car carriers, for our ATMs.  The term of the Cash Provisioning Agreements is for a period of five years and automatically renews for additional one year periods unless either party gives the other parties notice of its intent to terminate.  We are responsible for the payment of fees related to the use of the cash.  We provided Elan with a subordinated lien and security interest in the ATMs, subject to the security interest of Lampe Conway & Co., LLC, Notemachine, and Douglas Falcone, and any third party providing the direct financing of any ATM equipment and any refinancings of any of the foregoing.  The Cash Provisioning Agreements also require us to maintain a positive demand account balance with Elan or, at our option, a letter of credit in favor of Elan in an amount not less than $800,000.  Elan may draw on the account balance or letter of credit (i) in the event we materially default in the performance of any duties or obligations, which is not cured within 30 days notice; (ii) if we (A) terminate or suspend our business, (B) become subject to any bankruptcy or insolvency proceeding under federal or state statute, (C) become insolvent or become subject to direct control by a trustee, receiver or similar authority, (D) wind up or liquidate, or (E) are required to terminate our involvement in the activities covered by the Cash Provisioning Agreements by order of a court of competent jurisdiction or a regulatory agency which governs the activities of a party; and (iii) in order to obtain payment of any fees, charges or other obligations that have not been paid pursuant to the Cash Provisioning Agreements.  The demand account balance or letter of credit must remain open and funded by us for a period of 90 days after the termination of the Cash Provisioning Agreements.

5.	SHAREHOLDERS' DEFICIT

Stock-based Compensation

The Company calculates the fair value of stock-based instruments awarded to employees on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  The following table reflects the total stock-based compensation expense amounts included in the Company’s Consolidated Statements of Operations for the nine month periods ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
Option grants	$16	$46
Restricted shares	79	1,583
Total stock-based compensation expense	$95	$1,629

Options.  The following table summarizes stock option activity during the nine months ended September 30, 2009, as follows:

	Number of shares	Weighted average exercise price
Options Outstanding January 1, 2009	248,500	$1.43
Granted	-
Exercised	-
Cancelled	(1,000)	12.12
Options Outstanding September 30, 2009	247,500	$1.39

As of September 30, 2009, options to purchase 247,500 shares of common stock at a weighted average exercise price of $1.39 per share were vested and exercisable.

Restricted Stock.  The following table summarizes restricted stock activity during the nine months ended September 30, 2009, as follows:

Shares
Restricted shares January 1, 2009	1,410,000
Granted	75,000
Vested	(300,000)
Forfeited	(50,000)
Restricted shares September 30, 2009	1,135,000

The warrant issued in connection with the April 18, 2008 Securities Purchase Agreement triggered a "change in control" provision in our 2005 Omnibus Stock Incentive Plan, resulting in immediate vesting, on April 18, 2008, of all of our then outstanding stock options and restricted stock grants.  As a result of the vesting in April 2008, we estimated the fair value of the options and restricted stock grants and charged all remaining unamortized cost to stock compensation expense.

Common Stock Warrants

At September 30, 2009, we had outstanding warrants to purchase an aggregate of 18.1 million shares of our common stock at $0.28 per share.  We have agreed to register the shares subject to all of our outstanding warrants.

6.	PROVISION FOR INCOME TAXES

We have recorded no benefit from our losses for the first nine months of 2008 or 2009 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.  As of September 30, 2009, we have net operating losses of approximately $77.8 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2028, and our Canadian subsidiary has net operating loss carryforwards of approximately $15.0 million available to offset future taxable income in Canada which expire in the years 2009 through 2017.  However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.

7.	COMMITMENTS AND CONTINGENT LIABILTIES

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

We utilized a discounted cash flow model to calculate the fair market value of each instrument identified in the table below.  Additional inputs to our valuation model included contractual cash payments and the principal due at maturity.

		As of September 30, 2009
		(In thousands)
		Carrying Amount	Fair Value (Level 3)
Debt
	Lampe Note Facility	11,000	11,473
	Doug Falcone Note	9,755	9,891
	Notemachine Note	641	641

Warrants

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of September 30, 2009.

Balance as of January 1, 2009	$1,493
Increase in fair value of warrants	5,445
Balance as of September 30, 2009	$6,938

We determined the fair value of our warrants using a Black-Scholes model.  The significant assumptions considered by the model were the amounts of outstanding warrants, the remaining term of each warrant, the per share stock price of $0.45, a risk free rate of 2.36%, and a historical volatility of 111.0%.

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

Overview

Access to Money, Inc. (the "Company," "we" or "us") is an independent sales organization servicing businesses in the operation of automated teller machines, or ATMs.  From 1999 to 2004, we expanded our ATM operations through both internal growth and through acquisitions including, in November 2004, the acquisition of a network of over 15,000 ATMs from eFunds Corporation ("eFunds").  From 2005 to 2007, we sold assets and non-ATM operations to reduce debt and to focus our business on ATM operations.  In April 2008, we acquired LJR Consulting Corp., d.b.a. Access to Money ("LJR Consulting"), an independently-owned ATM company.  This acquisition added 4,200 ATMs to our portfolio and a service infrastructure that we can continue to build upon.

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

As of September 30, 2009, we had 2,148 ATMs operating under the programs for which we were responsible for cash management and 9,013 ATMs for which merchants were responsible for cash management.

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

Restructuring and Branding

During the past two years, we have implemented a plan to strengthen the Company by focusing specifically on the sales, service and management of ATMs within the United States.  We underwent a complete restructuring effort by selling underperforming operations and assets, streamlining operating unit functionality and responsibility, reviewing and renegotiating vendor relationships and contracts, identifying complementary business partners and managing to our core strengths.

In April 2008, we finalized our most significant transforming event through the acquisition of LJR Consulting.  Upon completion of this transaction, we implemented an intensive integration effort designed to right size operating and administrative functions based on the synergies we identified during the transaction.

One of the key changes made was to re-brand our identity to our new corporate name, "Access to Money."  We believe this name and brand uniquely identify the products and services we offer and provides a simple, yet powerful, vision and connection to our clients, industry and consumers.

Economic and Strategic Outlook

As a result of our efforts to streamline operations and the benefits we have realized from the acquisition of LJR Consulting, we have experienced consistent positive improvement in cash flow as evidenced by our $2.1 million increase in cash from December 31, 2008 to September 30, 2009.  Despite the difficult economic conditions that may lie ahead, we expect this trend to continue.  While the downturn in the economy has impacted our transaction levels, which are 5%-8% below what was expected in 2009, our cost savings and efficiency measures have resulted in gross profit and operating profit remaining within our forecasts.  In addition, we have been cutting our portfolio to remove unprofitable, lower performing machines, which has further improved our financial performance and cash flow generation.

As previously announced, we entered into an exclusive distribution agreement with Select-A-Branch ATM Network, LLC ("Select-A-Branch").  Our partnership with Select-A-Branch will allow us to deploy Select-A-Branch enabled ATMs that provide surcharge free transactions to customers of Select-A-Branch member institutions at locations employing this technology.  The benefit of this program will be to increase transaction levels at participating machines while not impacting machine gross revenue.  We have deployed Select-A-Branch enabled machines with our largest customers in the third quarter of 2009 and are evaluating the impact of the surcharge free transaction format.

Factors Impacting Comparability

As of April 2008, our operating results have included the results of LJR Consulting.  Due to the significance of the operations of LJR Consulting, our operating results for the nine-month period ended September 30, 2009 are not directly comparable to our historical results for the nine-month period ended September 30, 2008.

Specifically, gross sales, commissions, gross profit and transactional statistics were impacted for the first nine months of 2009 compared to the corresponding period in 2008.  Selling, general, and administrative expense decreased by $2.8 million, or 25.0%, during the first nine months of 2009 as compared to 2008.  The decrease in selling, general, and administrative expense between the first nine months of 2009 as compared to the corresponding period in 2008 resulted in part from a $1.5 million charge in 2008 for the acceleration of non-cash stock compensation associated with the acquisition.  Interest and amortization expense was $1.1 million higher during the first nine months of 2009 compared to the corresponding period in 2008 due to the acquisition occurring in April 2008.

During the first nine months of 2008, other expense included a $1.5 million charge for the loss on early extinguishment of debt related to the payoff of a prior loan and the acceleration of cost pertaining to warrants associated with that debt.  The comparability of our results for the first nine months of 2009 to the corresponding period in 2008 was also impacted by recording a mark-to-market valuation adjustment of $2.5 million in the third quarter of 2009 and a $5.4 million adjustment in the nine-month period ended September 30, 2009, related to a change in the accounting treatment of warrants held by our primary lender.  This change in accounting became effective January 1, 2009.

Results of Operations

The following tables set forth information from our Condensed Consolidated Statements of Operations and selected operating data.  The results are in thousands except for operating data and percentages.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Three months ended September 30,
	2009		2008
	Amount	%	Amount	%

Transaction-based sales	$21,838	100.0%	$22,874	100.0%
Less commissions	15,291	70.0	16,518	72.2
Net transaction-based sales	6,547	30.0%	6,356	27.8%
Service and other sales	612		1,250
Sales of ATM equipment	696		1,074
Branch build out	173		23
Net sales	8,028		8,703
Cost of sales:
Cost of vault cash	490		998
Other	3,627		4,251
Gross profit	$3,911		$3,454

Operating data:
Average number of transacting ATMs	11,233		11,813
Withdrawal transactions	8,860,220		9,745,705
Average withdrawals per ATM per month	263		275
Average transaction-based sales per withdrawal transaction	$2.47		$2.35
Average commission per withdrawal transaction	$1.73		$1.69
Net transaction-based sales per withdrawal transaction	$.74		$.66

Sales

Transaction-based sales decreased by $1.0 million, or 4.3%, to $21.8 million during the third quarter of 2009 compared to $22.8 million during the third quarter of 2008.  Service and other sales decreased $638,000 between the third quarters of 2009 and 2008. This decrease is primarily attributable to the economic slowdown.  Machine sales decreased $378,000 to $696,000 in the third quarter of 2009 compared to the third quarter of 2008 due to lower demand for new machines.

The average number of transacting ATMs in our network during the third quarter of 2009 decreased by 580 from the third quarter of 2008.  Since the acquisition of LJR Consulting, we have actively reviewed the profitability of our portfolio and decommissioned non-profitable machines to reduce cost and improve overall profitability.  The decrease was also impacted by regular attrition of units due to non-renewals, closure of locations by merchants, and the deployment of new units as a result of the slow down in the economy.  We have experienced a $0.12 increase in average sales per withdrawal from $2.35 in the third quarter of 2008 to $2.47 in the third quarter of 2009, and a $0.08 increase in average net sales per withdrawal from $0.66 to $0.74 between the third quarters of 2008 and 2009.  The increases in average sales per withdrawal transaction, average commission per withdrawal, and net sales per withdrawal were due to merchants increasing surcharge fees combined with improved results due to the removal of underperforming units with above average commission rates.

Commissions

Commissions decreased from $16.5 million in the third quarter of 2008 to approximately $15.3 million in the third quarter of 2009.  This decrease of $1.2 million, or 7.2%, resulted from our managed reduction of non-profitable machines and lower transaction volume due to normal attrition between the third quarters of 2008 and 2009.  As a percentage of transaction-based sales, commissions decreased to 70.0% in the third quarter of 2009 from 72.2% in the third quarter of 2008.  The average commission per withdrawal transaction increased to $1.73 for the third quarter of 2009 as compared to $1.69 for the third quarter of 2008 due to increases in surcharge fees by merchants.

Cost of Sales

Cost of sales from operations consists primarily of cost of vault cash, maintenance and third party service costs, and ATM processing costs.  Costs of sales decreased approximately $1.1 million, or 21.1%, to approximately $4.1 million during the third quarter of 2009 as compared to $5.2 million during the third quarter of 2008.

Our cost of vault cash decreased by $508,000, or 50.9%, to $490,000 during the third quarter of 2009 from approximately $998,000 in the third quarter of 2008.  The decrease was primarily attributable to a decrease in the amount of vault cash in our system and a lower interest rate on our vault cash facility.  The total amount of vault cash in our system decreased by 30.1%, to $42.7 million at September 30, 2009 from $61.1 million at September 30, 2008.  The interest rate on our vault cash facility decreased to 2.75% as of September 30, 2009 from 6.4% at September 30, 2008 primarily due to a reduction in the prime rate and our change in cash providers from DZ Bank to US Bank in November 2008.  The number of ATMs for which we provide cash decreased from 2,186 in September 2008 to 2,148 in September 2009.

Maintenance and third party service costs decreased $171,000, or 15.1%, to $961,000 in the third quarter of 2009 from approximately $1.1 million in the third quarter of 2008.  This reduction was due to improvements in coordination with our third party service vendors combined with improved communications directly with our clients by our customer and technical services teams.  We restructured our process to better define the cause of ATM mechanical and operating issues and developed a communication process to eliminate repeated service visits to machines.

Our ATM processing costs and telecommunication costs decreased by $239,000, or approximately 21.6%, to $864,000 from approximately $1.1 million in the third quarter of 2009.  The decrease was due to decreased pricing as the result of a renegotiated contract with eFunds, improved management over telecommunication vendors, and the repositioning of ATMs to take advantage of minimum charges under other processing contracts.

The cost associated with machine sales decreased by $235,000, or 23.9%, from $984,000 to $749,000 between the third quarters of 2008 and 2009.  The demand for new units was lower in 2009 due to economic conditions.

Selling, General and Administrative Expense

Selling, general and administrative expense, which includes stock compensation expense, decreased by approximately $400,000, or 12.5%, to $2.8 million in the third quarter of 2009 from $3.2 million in the third quarter of 2008.  Selling, general and administrative expense as a percent of net sales decreased to 34.9% in the third quarter of 2009 from 37.0% in the third quarter of 2008.

Payroll costs decreased by approximately $200,000, or 13.3%, to $1.3 million in the third quarter of 2009 from $1.5 million in the third quarter of 2008.  This decrease is attributable to the restructuring of our workforce and consolidation of staff between Oregon and New Jersey as a result of the acquisition of LJR Consulting.  As of September 30, 2009, we had 69 employees compared to 64 employees at September 30, 2008.

Accounting and professional expenses decreased $186,000, or 46.2%, to $216,000 in the third quarter of 2009 from $402,000 in the third quarter of 2008.  During the third quarter of 2009, we relied on fewer consultants than in the third quarter of 2008 and had lower outside accounting fees due to the relocation of accounting personnel to New Jersey and a change in our outside accounting firm.

Operating Income (loss)

During the third quarter of 2009, we generated $1.1 million of operating income compared to $235,000 of operating income in the third quarter of 2008.

Interest Expense, Amortization of Debt Issuance Costs

Interest expense and amortization of debt issuance costs and debt discount decreased by 7.1% to approximately $1.3 million during the third quarter of 2009 from approximately $1.4 million in the third quarter of 2008.

Provision for Income Taxes

We have recorded no benefit from our losses for the third quarter of 2009 and 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.

Net Loss

We recognized a net loss of $2.6 million for the third quarter of 2009 compared to a net loss of $1.1 million for the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Nine months ended September 30,
	2009		2008
	Amount	%	Amount	%
Transaction-based sales	$64,447	100.0%	$60,812	100.0%
Less commissions	46,109	71.5	42,041	69.1
Net transaction-based sales	18,338	28.5%	18,771	30.9%
Service and other sales	2,408		3,878
Sales of ATM equipment	1,605		2,279
Branch build out sales	234		189
Net sales	22,585		25,117
Cost of sales:
Cost of vault cash	1,461		3,018
Other	9,978		12,089
Gross profit	$11,146		$10,010

Operating data:
Average number of transacting ATMs	11,329		10,584
Withdrawal transactions	26,553,565		25,760,401
Average withdrawals per ATM per month	260		271
Average transaction-based sales per withdrawal transaction	$2.43		$2.37
Average commission per withdrawal transaction	$1.74		$1.63
Net transaction-based sales per withdrawal transaction	$.69		$.75

Sales

Transaction-based sales were approximately $64.4 million during the first nine months of 2009 compared to approximately $60.8 million for the corresponding period in 2008.  This $3.6 million, or 5.9%, increase was primarily attributable to the additional sales contributed by LJR Consulting, which we acquired in the second quarter of 2008.  Service and other sales decreased $1.5 million, or approximately 38.5%, to $2.4 million in the first nine months of 2009 as compared to $3.9 million during the corresponding period of 2008.  This was primarily due to the sale of conversion parts for triple DES compliance that occurred in the first quarter of 2008 without comparable sales in 2009.  The sale of ATM machines decreased by approximately $700,000, or approximately 29.5%, from $2.3 million in the first nine months of 2008 to $1.6 million in 2009 primarily due to consumer demand related to the affects of the downturn in the economy in 2009.

The number of transacting ATMs in our network at September 30, 2009 was 11,161 compared to 11,741 at September 30, 2008.  The average number of transacting machines for the first nine months of 2009 increased by 745 to 11,329 compared to 10,584 in 2008.  Note that the 2008 average is lower due to LJR Consulting units being accounted for starting in April of 2008.  After adjusting the 2008 average number of transacting ATMs to include the ATMs acquired from LJR Consulting for the full nine month period for comparison to the number of transacting units in the first nine months of 2009, we have experienced a 529 unit reduction.  Since the acquisition of LJR Consulting, we have actively reviewed the profitability of our portfolio and decommissioned non-profitable machines to reduce cost and improve overall profitability.  The decrease in net sales per withdrawal has also been impacted by regular attrition of units due to non-renewals, closure of locations by merchants and the lower deployment of new units as a result of the slow down in the economy.  We have also experienced increases in average sales per withdrawal and average commission per withdrawal during the first nine months of 2009 as compared to the corresponding period in 2008, which resulted in a decrease of $0.06 in net sales per withdrawal for the same period.  The increases in average sales per withdrawal and average commissions were due to merchants increasing surcharge fees.  The decrease in net sales per withdrawal was due to a higher percentage of merchant-owned machines in the first nine months of 2009 compared to the first nine months of 2008, which typically have higher commissions than a company-owned ATM.

Commissions

Commissions increased from approximately $42.0 million during the first nine months of 2008 to approximately $46.1 million during the first nine months of 2009.  This increase of $4.1 million, or 9.7%, resulted primarily from the acquisition of LJR Consulting.  As a percentage of transaction-based sales, commissions increased to 71.5% during the first nine months of 2009 from 69.1% during the first nine months of 2008.  The average commission per withdrawal transaction increased to $1.74 during the first nine months of 2009 as compared to $1.63 during the first nine months of 2008.  This increase was the result of adding LJR Consulting's machine base which consists primarily of merchant-owned, merchant-cashed ATMs.  Since the commissions for machines which are cashed by the merchants are generally higher than the commissions for machines for which we provide cash, our commissions as a percent of transaction-based sales have increased.  The average commission per withdrawal was also impacted by increases in surcharge fees by merchants.

Cost of Sales

Cost of sales from operations consist primarily of cost of vault cash, maintenance and third party service costs, and ATM processing costs.  Costs of sales decreased approximately $3.7 million, or 24.5%, to $11.4 million during the first nine months of 2009 as compared to $15.1 million during the first nine months of 2008, resulting in a $1.1 million, or 11.4%, increase in gross profit.

Our cost of vault cash decreased by approximately $1.5 million, or 50.0%, to $1.5 million during the first nine months of 2009 from approximately $3.0 million in the first nine months of 2008.  The decrease was primarily attributable to a decrease in the amount of vault cash in our system and a lower interest rate on our vault cash facility.  The total amount of vault cash in our system decreased by 30.1% to $42.7 million at September 30, 2009 from $61.1 million at September 30, 2008.  The interest rate on our vault cash facility decreased to 2.75% as of September 30, 2009 from 6.4% at September 30, 2008, primarily due to a reduction in the prime rate and our change in cash providers from DZ Bank to US Bank in November 2008.  The number of ATMs for which we provide cash decreased from 2,186 in September 2008 to 2,148 in September 2009.

Maintenance and third party service costs decreased $1.0 million, or approximately 27.0%, to $2.7 million in the first nine months of 2009 compared to $3.7 million in the first nine months of 2008.  This reduction is the result of improvements in coordination with our third party service vendors combined with improved communication directly with our clients by our customer and technical services teams.  We restructured our process to better define the cause of ATM mechanical and operating issues and developed a communication process to eliminate repeated service visits to machines.

Our ATM processing costs and telecommunication costs decreased by $449,000, or 14.3%, to approximately $2.7 million during the first nine months of 2009 as compared to $3.2 million during the first nine months of 2008.  This decrease was primarily due to reduced pricing as the result of a renegotiated contract with eFunds, improved management over telecommunication vendors, and the repositioning of ATMs to take advantage of minimum charges under other processing contracts.

Selling, General and Administrative Expense

Selling, general and administrative expense, which includes stock compensation expense, decreased by $2.8 million, or 25.2%, to approximately $8.3 million during the first nine months of 2009 from approximately $11.1 million during the first nine months of 2008.  Selling, general and administrative expense as a percent of net sales decreased to 36.8% during the first nine months of 2009 from 44.2% during the first nine months of 2008.

Payroll costs decreased by $133,000, or 3.1%, to approximately $4.1 million during the first nine months of 2009 from approximately $4.3 million during the first nine months of 2008.  This decrease is attributable to the restructuring of our workforce and consolidation of staff between Oregon and New Jersey as a result of the acquisition of LJR Consulting.

Non-cash stock compensation decreased by $1.5 million, or 93.8%, to approximately $100,000 during the first nine months of 2009 compared to $1.6 million during the first nine months of 2008.  During 2008, vesting was accelerated on restricted stock and stock options due to the acquisition of LJR Consulting.

Our cost for outsourced services decreased by $286,000, or 81.7%, during the first nine months of 2009 to $64,000 as compared to $350,000 during the corresponding period in 2008 due primarily to a settlement and termination of services with a vendor.  We also eliminated software maintenance agreements that were no longer needed.

Accounting and professional expenses decreased $657,000, or 49.3%, to $676,000 during the first nine months of 2009 from approximately $1.3 million in the first nine months of 2008.  During the first nine months of 2009, we relied on fewer consultants than in the corresponding period of 2008 and had lower outside accounting fees due to the relocation of accounting personnel to New Jersey and a change in our outside accounting firm.

Operating Income (loss)

During the first nine months of 2009, we generated $2.8 million of operating income as compared to a $1.1 million operating loss during the first nine months of 2008.

Interest Expense, Amortization of Debt Issuance Costs

Interest expense increased to approximately $2.2 million during the first nine months of 2009 from $1.7 million during the first nine months of 2008.  The interest expense increase is related to our $11.0 million note with Lampe, Conway & Co., LLC, and the $9.8 million note with the former owner of LJR Consulting.  Both notes accrue interest at 13% per annum.  In addition to the increase in interest, amortization of $5.9 million of debt issuance costs and debt discount on the value of warrants issued to Lampe, Conway & Co., LLC increased from $1.0 million in the first nine months of 2008 to $1.7 million for the first nine months of 2009.

Provision for Income Taxes

We have recorded no benefit from our losses for the third quarter of 2009 and 2008 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.

Net Loss

We recognized a net loss of $6.5 million for the first nine months of 2009 compared to a net loss of $5.2 million for the first nine months of 2008.

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

In November 2007, we entered into a settlement agreement with Notemachine Limited ("Notemachine") relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007.  Pursuant to the settlement agreement, we agreed to repay £3.3 million (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale.  Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1.4 million (approximately $2.8 million).  We also executed an amended settlement agreement with Notemachine on April 18, 2008 (the "Amended Settlement Agreement") under which the outstanding balance is due in monthly payments of £71,212 (approximately $115,000), including interest at 15% per annum, through March 2010.  As of September 30, 2009, we owed £402,000 (approximately $641,000) pursuant to the Settlement Agreement.

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

Net cash provided by operating activities during the nine-month period ended September 30, 2009 was $4.2 million compared to the net cash used in operating activities during the nine-month period ended September 30, 2008 of $3.8 million.  This represented a 210.5% increase over the prior year.  $2.2 million of the $4.2 million cash provided by operating activities was attributable to the release of $1.2 million of restricted cash related to the terms of an agreement with our vault cash provider and the receipt of $962,000 related to the payment of leases from a vendor.

Net cash used in investing activities during the nine-month period ended September 30, 2009 was $1.2 million.  The balance consisted primarily of capital expenditures for ATMs and equipment.

We used $949,000 during the nine-month period ended September 30, 2009 to repay notes.  Net cash provided by financing during the nine-month period ended September 30, 2008 was $9.2 million related to our borrowing with Lampe Conway.

We had cash and cash equivalents of $6.6 million at September 30, 2009, compared to $4.5 million at December 31, 2008, and a net working capital deficit of $2.2 million at September 30, 2009 compared to a net working capital deficit of $3.5 million at December 31, 2008.

As of September 30, 2009, other than accounts payable and accrued liabilities in the normal course of business, we had the following debt (in thousands):

Lampe Loan Facility	$11,000
Note payable to former LJR Consulting owner	9,755
Notemachine	641
Other debt	1,375
Debt discount	(3,066)
$19,705

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates as of September 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Standards

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recent accounting pronouncements.

ITEM 4T.	Controls and Procedures

As of September 30, 2009, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	Exhibits

(a)	Exhibits

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

ACCESS TO MONEY, INC.

Date: November 12, 2009	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer