Form 10-K
period 2009-12-31
Access to Money, Inc.
filed 2010-03-19
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-19657

ACCESS TO MONEY, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-0809419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Kings Highway N, Suite G100, Cherry Hill, NJ 08034

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (856) 414-9100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $5,158,191. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 16, 2010, the number of shares of the registrant’s Common Stock outstanding was 22,085,624.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2009.

i

PART I

Cautionary Statements Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: a decline in ATM transaction volume or fees, changes in technology standards, a failure by third parties to service our ATMs, regulatory changes, increases in interest rates, the inability to obtain cash for our ATMs, disruption of cash replenishment by armored car carriers to our ATMs, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 6 of this report and “Item 6 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise.

ITEM 1.	BUSINESS

General Description of Business

Access to Money, Inc. (the “Company,” “we” or “us”) was incorporated in the State of Oregon on November 27, 1981, and until recently operated under the name TRM Corporation. On June 19, 2009, we consummated a merger with and into Access to Money, Inc., a Delaware corporation and our wholly-owned subsidiary, for the purpose of changing our state of incorporation from Oregon to Delaware and changing our name to “Access to Money, Inc.”

We are an independent sales organization, or ISO, which acts as the source for businesses to purchase and operate automated teller machines, or ATMs. We entered the ATM business in 1999 after leveraging the infrastructure of our photocopier operations, which began in 1981. From 1999 to 2004, we expanded our ATM operations through internal growth and acquisitions including, in November 2004, the acquisition of a network of over 15,000 ATMs from eFunds Corporation (“eFunds”). As a result of financial difficulties we encountered in 2005, we determined in 2006 that it was necessary to sell assets in order to reduce debt. In June 2006, we sold our United Kingdom photocopy business. In January of 2007 we sold our United Kingdom, Canadian and German ATM businesses and our United States photocopy business. In June of 2007, we sold our Canadian photocopy business. In April 2008, we acquired LJR Consulting Corp., d.b.a. Access To Money (“LJR Consulting”), which was a large independently-owned ATM company. This acquisition added 4,200 ATMs to our portfolio and brought with it a complete customer and technical service infrastructure that we have continued to build upon.

Overview

As of December 2009, we had approximately 12,000 ATMs under contract and 11,006 ATMs transacting in the United States. We locate our ATMs in high traffic retail environments through national merchants such as The Pantry and Cumberland Farms, and through regional and locally-owned supermarkets, convenience and other stores. In addition to providing our merchant customers with supplemental revenues from transaction fees, we believe that the presence of an ATM in a merchant’s store helps to promote higher foot traffic, increased impulse purchases and longer shopping times since they often make the retail site a destination for cash. We attempt to maximize ATM usefulness for our customers by participating in as many electronic funds transfer networks, or EFTNs, as practical, including NYCE, Visa, MasterCard, Cirrus, Plus, American Express, Discover/Novus, STAR, Allpoint, and Moneypass.

Products and Services

We deploy ATMs under two programs:

•	Full placement program. Under this program there are three basic formats under which an ATM is operated:
•	We own the ATM and are responsible for all of the operating expenses including maintenance, cash management and loading, supplies, signage and telecommunication services.
•	We own the ATM and are responsible for all operational aspects of the unit except for cash management and loading.
•	We are responsible for all operational aspects of the unit but the ATM is owned by another party.
•	Merchant-owned program. Under this program, a merchant typically buys an ATM from us and is responsible for the operating expenses, such as maintenance, cash management, supplies, and telecommunication services. We typically provide access to transaction processing services and act as a source for procuring maintenance services on behalf of merchants to whom we have sold an ATM.

We also offer a rental program under which a merchant can rent an ATM from us rather than purchasing it, and we provide the maintenance support and sell supplies for the machine to operate.

We attempt to place ATMs in our company-owned program in high visibility, high traffic locations. Our experience has demonstrated that the following locations, among others, often meet these criteria:

•	convenience stores;
•	combination convenience stores and gas stations;
•	supermarkets;
•	drug stores;
•	entertainment facilities such as bowling alleys, movie theaters, amusement parks, casinos, and racetracks;
•	restaurants (particularly chain restaurants), bars and fast-food establishments; and
•	shopping malls.

We have also partnered with Select-A-Branch Networks (“SAB”) to become their exclusive distribution partner in the United States. SAB allows us to place an ATM that affords customers of SAB participating financial institutions to enjoy a “surcharge free” experience when using the ATM. The benefit of this program for us is that while the consumer that uses the ATM is not surcharged, the participating financial institution does pay a per transaction fee for their customer’s use of the ATM. The program is intended to drive up transaction levels by offering surcharge free banking to a potentially large customer base while still affording a revenue stream on those transactions. In August and October of 2009 we began testing SAB enabled ATM machines in select Cumberland Farms and Dunkin Donut locations respectively. In both tests, we have seen transaction levels increase by as much as 100% while revenue levels, despite the number of surcharge free transactions, remaining constant and in some locations actually increasing.

On June 8, 2009, we announced that we would develop and enter the business of providing outsourced Student Loan Origination and Processing services to credit unions and small banks. We entered into contracts with a number of credit unions and have begun actively processing loans applications since that time. With this business, we provide a web based portal linked to the credit union or bank’s web page that allows potential borrowers to apply for a student loan, obtain and submit a credit score, submit underwriting material, receive and sign loan documents, and have their loan certified by the applicable college or university.

Sales and Marketing

We maintain sales and marketing capability in the United States. Our sales and marketing staff consists of seven employees.

Our sales force maintains contact with larger customers or prospective customers, such as large retail establishments, supermarket and convenience chains, mall developers, casinos and others. This contact familiarizes these customers with our name, our products and services, and also heightens sales staff awareness of contract expirations and requests for proposal issued by these customers. Additionally, we have telephone salespeople and distributors who call existing customers, independent merchants and small chain accounts to discuss contract expiration and renewal, satisfaction with current levels of service, and future equipment and service needs.

In April of 2009, we completed our merger with Access to Money, Inc. One of the principle motivating factors for this was to more fully adopt the Access to Money name as part of an overall branding strategy. We continue to market all new placements and locations under the Access to Money name and look to further the opportunity to create a brand recognition amongst our ATM portfolio.

Customers

We have contracts with national and regional companies and with numerous independent store operators. ATMs at The Pantry ATM locations accounted for approximately 12.5% and 11.1% of our total transacting ATMs at December 31, 2009 and 2008, respectively. ATMs at Cumberland Farms locations accounted for approximately 4.2% and 4.1% of our total transacting ATMs in 2009 and 2008, respectively.

The terms of our contracts vary as a result of negotiations at the time of execution. Contract terms typically include:

•	an initial term of at least three years;
•	ATM exclusivity at locations where we install an ATM and, in many cases, a right of first refusal for all other locations;
•	a requirement that the merchant provide a highly visible space for the ATM and signage;
•	protection for us against underperforming locations by permitting us to increase the withdrawal fee or remove the ATM(s);
•	provisions making the merchant’s fee variable depending on the number of ATM transactions and milestones;
•	provisions imposing an obligation on the merchant to operate the ATM at any time its store is open to the public; and
•	provisions that require a merchant to use its best efforts to have any purchaser of the merchant’s store assume our contract.

Transactions

A typical ATM transaction occurs when a cardholder inserts a credit or debit card into an ATM to withdraw funds, obtain a balance inquiry, or make a transfer between accounts. The transaction is routed from the ATM through a designated network to a processing company via a phone line, wireless based service, or internet WAN technology. The processing company identifies the cardholder’s bank and authorizes the requested transaction after a Personal Identification Number (“PIN”) is input to ensure the transaction is processed securely.

We have found that the primary factors affecting transaction volume at a given ATM are its location within the site and merchandising, such as indoor and outdoor signage directing consumers to the machine location. We seek to maximize the visibility and accessibility of our ATMs, because we believe that once a customer establishes a pattern of using a particular ATM, the customer will generally continue to use that ATM. At December 31, 2009 we had 2,231 ATMs for which we were responsible for cash management and 8,775 ATMs for which merchants were responsible for cash management. During 2009, we experienced an approximate 2.8% decrease in the average number of withdrawal transactions per ATM to 257 from 264 in 2008. This decrease in the average number of withdrawal transactions is mainly due to a larger percent of merchant-owned ATMs (which typically have lower transaction volumes than full placement ATMs) to the percentage of full placement ATMs in our portfolio. Also contributing to the decrease in transaction volume has been the instability in the general economy and change in spending habits by the public.

Industry Segments and Geographical Information

We report our operating results under one segment. We own or have relationships with merchants who own ATMs in all fifty states.

Seasonality

We experience higher transaction volumes per machine in the second and third quarters of the calendar year as compared to the first and fourth quarters. The increased volumes in the middle quarters of the year coincide with vacations and holidays during the warm weather months in which we find the public to be traveling more and using cash above other payment forms such as debit and credit cards.

Supplier Relationships

ATM relationships.  We purchase our ATMs from Triton Systems, Hyosung America, Inc., and Tranax Technologies, Inc. We have previously purchased ATMs from NCR Corporation. All of our new ATMs feature advanced functionality, diagnostics and ease of use features including color displays, personal computer-based operating systems, thermal printing, dial-up, remote and wide area network (WAN) monitoring capabilities, and upgrade and capacity-expansion capabilities. All machines can perform basic cash dispensing and balance inquiry transactions, transmit on-screen marketing, and dispense coupons. Most of our equipment is modular in design, which allows us to be flexible and accommodating to the needs of our clients as technology advances. We believe that the large quantity of ATMs we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. We believe that our relationships with all of our ATM suppliers is on good standing and that we will be able to purchase the ATMs required to operate our business without risk of having alternative options for our customers.

ATM servicing.  We have service supplier relationships with NCR Corporation, Solvport, Diebold and other regional vendors to provide installation, maintenance, diagnostic and repair services to both full placement and merchant-owned ATMs.

Competition

Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive. Our principal competition arises from other ISOs similar to us including FCTI, Global Axcess Corp., International Merchant Services, Inc., Cardtronics, Inc., ATM Express, Inc., and PAI ATM Services in the United States. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. We believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors could emerge and potentially acquire significant market share.

Employees

As of December 31, 2009, we had a total of 69 employees working in sales, customer service and administration. Of those, 68 were full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Research and Development

During 2008 and 2009, we did not recognize any expense pertaining to research and development.

Trademarks

A majority of our ATM locations are identified by distinctive yellow, green and black trapezoidal signs bearing “TRM ATM(TM),” “Got Cash?”, and “TRM Cash Machine(TM).” We have registered the name “TRM Corporation(TM)” and “TRM ATM(TM)” trademarks for signage used in the United States. Our trademarks will expire between 2010 and 2011 but can be renewed. We also claim common law trademark rights in the names “Access to Money”, “Access to Money We’ll Show you the Money”, “Acce$$ to Money”, “Acce$$ to Money We’ll Show you the Money” and its logo, in connection with the goods of automated teller machines, namely, electronic currency dispensing apparatus for installation in retail environments other than banks, and instruction manuals sold as a unit therewith. During 2009, we selected use of a single brand, “Access to Money.” We consider our business name and brands to be important to our business. We filed for trademark protection on the Access to Money name during 2009.

Government and Industry Regulation

Our business is subject to government and industry regulations which are subject to change. Our failure to comply with existing or future laws and regulations could result in restrictions that may impact our ability to provide our products and services.

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

Electronic Funds Transfer Networks regulations (“EFTNs”).  EFTNs have adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM operators. The Electronic Fund Transfer Act, commonly known as Regulation E, is the major source of EFT network regulations. The regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use electronic fund transfer services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide notice of the fee to be charged the consumer, establish limits on the consumer’s liability for unauthorized use of his card, provide receipts to the consumer, and establish protest procedures for the consumer. We believe that we are in material compliance with these regulations and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.

Encrypting Pin Pad (“EPP”) and Triple Data Encryption Standard (“Triple DES”).  Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as EPP and Triple DES. In 2005, we adopted a policy that any new ATMs that we acquire from a manufacturer must be both EPP and Triple DES compliant. As of December 31, 2009, all of our owned ATMs in the United States were compliant with EPP and Triple DES and all our merchant-owned ATMs actively operating also met the required standards.

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

Rehabilitation Act.  On December 1, 2006, a United States District Court ruled that the United States currency (as currently designed) violates the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the United States are identical in size and color, regardless of denomination. Under the current ruling, the United States Treasury Department has been ordered to develop ways in which to differentiate paper currencies such that an individual who is visually impaired would be able to distinguish between the different denominations. In response to the December 1, 2006 ruling, the Justice Department filed an appeal with the United States Court of Appeals for the District of Columbia Circuit, requesting that the decision be overturned on the grounds that varying the size of denominations could cause significant burdens on the vending and banking industries and could require the Bureau of Engraving and Printing to have to make substantial investments in order to manufacture new currency. On September 15, 2008, the United States Court of Appeals for the District of Columbia Circuit ruled and ordered the United States Treasury Department to provide meaningful access to United States currency for blind and other visually impaired persons. The United States Treasury Department must file a status report with the Court of Appeals every six months after March 16, 2009 regarding steps taken to implement the court order.

The United States Treasury Department issued a study in July 2009 to review possible options to comply with the Court of Appeals ruling. No decision has been made public by the United States Treasury Department regarding the results of the study or what options may be taken. No timetable has been set for the future redesign of United States paper currency. If options chosen by the United States Treasury Department require changes to paper currency then changes must be implemented by the next redesign of paper currency.

While it is still uncertain at this time what changes may be made to paper currency, we along with other participants in the ATM and banking industries may be forced to incur significant costs to upgrade current machine hardware and software components.

Americans with Disabilities Act (“ADA”).  The ADA currently includes standards regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM and that instructions and information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The Department of Justice may adopt new accessibility guidelines under the ADA that could include standards addressing ATMs and how to make them more accessible to the disabled. Under the proposed guidelines that have been published for comment but not yet adopted, ATM height and reach requirements could be shortened, keypads could be required to be laid out in the manner of telephone keypads, and ATMs could be required to possess speech capabilities, among other modifications. If adopted, these new guidelines could affect the manufacture of ATM equipment going forward and could require us to retrofit ATMs in our network.

ITEM 1A.  RISK FACTORS

We operate in a business environment that involves substantial risk and uncertainty. The following section of this report identifies some of the risks that could cause, or contribute to, actual results differing materially from expectations or past performance. We caution all readers to pay particular attention to the risk descriptions. If the risks described below actually occur, our business, financial condition or results of operations could be materially and adversely affected and we may have to consider various alternative business contingencies based upon the specific risk that is triggered.

Risks Related to Our Business Generally

The terms of our credit agreement may restrict our current and future operating and financial flexibility.

The agreement that is in effect with respect to our debt includes covenants that, among other things, restrict our ability to:

•	engage in mergers, consolidations and asset dispositions;
•	pay dividends on or redeem or repurchase stock;
•	merge into or consolidate with any third party;
•	create, incur, assume or guarantee additional indebtedness;
•	create, incur, assume or permit any liens on any asset;
•	make loans and investments;
•	engage in transactions with affiliates;
•	prepay, redeem or repurchase subordinated indebtedness;
•	enter into sale and leaseback transactions;
•	make asset or property dispositions; and
•	change the nature of our business.

Our credit agreement also contains covenants that require us to:

•	produce minimum twelve month EBITDA results;
•	maintain a certain level of minimum liquidity; and
•	maintain a minimum number of transacting ATMs.

A failure to comply with the covenants under our credit agreement could result in an event of default. In the event of a default our lender could elect to declare all borrowings, accrued and unpaid interest and other fees outstanding, due and payable, and require us to apply all of our available cash to repay these borrowings.

Our sales depend on transaction fees from our network of ATMs and a decline in either transaction volume or the level of transaction fees could reduce our sales and harm our operating results.

Our operating results depend on both transaction volume and the amount of the transaction fees we receive from our ATM network. Our transaction volume and fees depend principally upon:

•	our ability to replace sites lost through non-renewal or termination of our contracts by merchants in whose stores we currently have placed our ATMs;
•	competition, which can result in over-served markets, reduced opportunities to secure placement of our machines, and pressure to both reduce existing fee structures and increase sales commissions to merchants;
•	our ability to service, maintain and repair, and deliver cash to ATMs in our network promptly and efficiently;
•	continued market acceptance of our services; and
•	government regulation and network adjustment of our fees.

If our transaction volume or the level of transaction fees we receive decrease, our sales could decline, which would impact our operating results.

Our recent financial results may not be an indicator of our future results.

Based on our restructuring efforts over the past three years, operating history and historical financial results, the projections of our future sales and operating expenses are limited to the indicators and knowledge we have currently. Our planned expense levels are based in part on expectations concerning future sales, which are difficult to forecast accurately based on uncertainties related to competition and our ability to successfully acquire new business. We may be limited in our ability to adjust costs to compensate for unexpected shortfalls in sales.

If merchant-owned ATM customers terminate their relationships with us prior to the termination of their contracts or do not renew their contracts upon their expiration, it could reduce our ATM sales.

Although our merchant-owned ATM customers have multi-year contracts with us for transaction processing services, due to competition, some of these customers may leave us for our competitors prior to the expiration of their contracts, or may not renew their contracts upon their expiration. If a material number of merchant-owned ATM customers end their relationships with us, it could cause a material reduction in our ATM sales.

The ATM market is highly competitive, which could limit our growth or reduce our sales.

Persons seeking ATM services have numerous choices. These choices include ATMs offered by banks or other financial institutions and ATMs offered by ISOs such as us. Some of our competitors offer services directly comparable to ours while others are only indirect competitors. We believe that there will be continued consolidation in the ATM industry in the United States. New competitors could emerge and acquire significant market share. This competition could prevent us from obtaining or maintaining desirable locations, reduce the transaction volume on our machines, affect the transaction fee levels we charge or require us to increase our merchants’ share of transaction fees thus lowering our profit margin. The occurrence of any of these factors could limit our growth or reduce our sales and income.

We rely on third parties to service and deliver cash to our ATMs. If they fail to provide these services timely and effectively, our operations and reputation could be damaged and our transaction volume could be impacted.

Our success depends upon the proper functioning of our ATMs. We rely on third party service providers to service and deliver cash to our ATMs. If our third-party service providers fail to service or deliver cash to our ATMs properly or fail to respond quickly to problems, we may lose customers which will decrease our transaction volume and adversely affect our ability to generate income. Additionally if our third-party service providers fail to service or deliver cash to our ATMs, our reputation and ability to grow can be impaired.

If we, our transaction processors, our EFTNs or our other service providers experience system failures, the ATM products and services we provide could be delayed or interrupted, which would harm our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our transaction processors, EFTNs and other service providers. Any significant interruptions could severely harm our business and reputation and result in a loss of sales. If we cause any such interruption, we could lose the confidence of merchants under contract with us and or damage our relationships with them. Our systems and operations, and those of our transaction processors, EFTNs and other service providers, could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry and computer viruses. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We rely on EFTNs and transaction processors; if we cannot renew our agreements with them, if they are unable to perform their services effectively, or if they decrease the level of the transaction fees we receive, it could harm our business.

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

Our ATM net sales are dependent upon the transaction fees we receive through EFTNs. If one or more of the EFTNs in which we participate reduces the transaction fees it pays us, and we are unable to route transactions to other EFTNs to replace them, our ATM net sales could be reduced.

We could lose access to vault cash used to fill our placement ATMs under a cash provisioning agreement.

We obtain cash, which we call vault cash, to fill ATMs which we are responsible for cash management, through a cash provisioning agreement with ELAN Financial Services. If our cash provisioning agreement is terminated, we may be unable to obtain cash from alternative sources to fulfill our cash managed ATMs. If we do not have access to vault cash we would have to suspend the operations of those ATMs under cash management and our operating results would be negatively impacted.

If our computer system was to suffer a significant interruption, our ability to perform recordkeeping, accounting and statistical analysis functions could be adversely impacted and result in a loss of income and customers.

Our ability to service our customers depends on the efficient and uninterrupted operation of our computer system. Any significant interruptions could severely harm our business and result in a loss of customers. Our system and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have our system and operational data mirrored and available for restore, we cannot be certain that this can be done in a timely manner or that we would be successful and that we would not experience additional system failures. Although we have property and business interruption insurance, it may not be adequate to cover damages or loss of sales that may occur.

Changes in technology standards may cause us to incur substantial expense in upgrading or replacing our ATMs and could reduce use of ATMs and reduce our sales.

New technology in the ATM industry may result in machines under our management becoming obsolete. This may require us or the merchants in our networks who own their machines, to either replace or upgrade existing equipment. Any replacement or upgrade program for machines that we own or that we must upgrade or replace under contracts with merchant owners would involve substantial expense. A failure to either replace or upgrade obsolete machines could result in customers using other ATM networks that could employ newer technology, thereby reducing our sales and reducing or eliminating our gross profit and income. Depending upon the scope and scale of potential changes in technology, we may not have sufficient capital to provide upgrades or replacements to a significant degree. This could impact our operating results.

Changes in Regulations under the Americans with Disabilities Act could require us to incur substantial additional expenses which could adversely impact our profitability.

The ADA currently includes standards regulating the amount of clear floor space required in front of each ATM, prescribing the maximum height and reach depth of each ATM, and mandating that instructions and all information for use of the ATM be made accessible to and independently usable by persons with vision impairments. The Department of Justice is currently drafting new accessibility guidelines under the ADA that will cover virtually all aspects of commercial activity relating to disabled persons. We expect that these new guidelines will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the current proposals, height and reach requirements could be shortened, keypads could be required to be laid out in the manner of telephone keypads with selected Braille symbols and ATMs could be required to possess speech capabilities. These new guidelines could affect the manufacture of ATM equipment going forward and could require us to retire or upgrade many of the ATMs we own as well as merchant-owned ATMs where we are responsible for upgrade costs. These changes could potentially be a significant expense to us. We may not have sufficient resources to complete any such upgrades without obtaining additional financing, which may not be available to us. The comment period on the proposed guidelines ended May 31, 2005. No guidelines have yet been promulgated. Should the guidelines proposed become final, we anticipate an 18-month phase-in before new equipment in new locations must comply with new accessibility requirements. If ATMs in our network are not compliant with any applicable ADA guidelines by any established deadlines and we cannot obtain compliance waivers, we could potentially have to remove the non-compliant ATMs from service and, as a result, our ATM net sales could be materially reduced during that period of time necessary to become compliant.

Our ATM business operates in a changing and unpredictable regulatory environment.

ATM withdrawal transactions involve the electronic transfer of funds through EFTNs. The United States Electronic Funds Transfer Act provides the basic framework establishing the rights, liabilities and responsibilities of participants in EFTNs. In addition, there have been various state and local efforts to ban, limit or otherwise regulate ATM transaction fees, which make up a large portion of our sales. For example, in Tennessee, Nebraska and Iowa only bank-sponsored ATMs can impose withdrawal fees. As a result, in these states we must make arrangements with a local bank to act as a sponsor of ATMs in our networks, which typically involves additional documentation costs and payment of a fee to the bank. Any limitation to our ability to charge withdrawal fees in areas where we have a concentration of ATMs could reduce our ATM sales and reduce the incentive that merchants would have to keep ATMs in our network on their premises. If existing regulations are made more restrictive or new regulations are enacted, we could also incur significant expense to comply with them.

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

Recent concerns expressed by the United States federal government regarding the use of ATMs to launder money could lead to the imposition of additional regulations on our sponsoring financial institutions and our merchant customers regarding the source of cash loaded into their ATMs. In particular, individual merchants who load their own cash could incur additional costs thereby making their ATMs less profitable. Some merchants may decide to discontinue their ATM operations if burdensome regulations are enacted and enforced, thus reducing the number of merchant-owned accounts that we currently manage. If such a reduction were to occur, we would see a corresponding decrease in our revenues and income.

Increases in interest rates will increase our expenses.

We have a cash provisioning agreement with a bank that supplies the vault cash for ATMs that we cash manage. This cash provisioning agreement includes a variable interest rate formula under which we are charged for the use of cash. An increase in the prime interest rate would increase our operating costs and expenses.

Our business has been and may continue to be affected by the recent economic downturn.

The continued global economic downturn and financial market instability have had and could continue to have a material adverse effect on our business, results of operations, financial condition, access to funding and the trading price of our common stock.

The continued global economic downturn and financial market instability have adversely affected unemployment rates, consumer spending, consumer indebtedness, availability of consumer credit, asset values, investments and liquidity. These factors, along with an already high level of consumer indebtedness, have adversely affected the ability and willingness of individuals to spend money, thus resulting in a lower ATM transaction volume. The ability and willingness of individuals to access cash from ATMs could continue to be adversely affected, thus lowering transaction volume, which may materially adversely affect our profitability.

Risks Relating to Our Common Stock

We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will depend upon our earnings, if any, financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future. In addition, we have executed certain loan agreements which prohibit the payment of a dividend on our common stock as long as such agreements are in place. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of our securities.

Our common stock is thinly traded and the price of our common stock may experience price volatility.

Our common stock is currently traded over-the-counter on the OTC Bulletin Board. There can be no assurance that an active market for our shares will develop or, if developed, will be sustained. Absent an active public trading market, an investor may be unable to liquidate its investment. We believe that factors such as the announcements of the availability of new services and new contracts by us or our competitors, quarterly fluctuations in our financial results and general conditions in the economy could cause the price of our common stock to fluctuate substantially. If stockholders seek to sell their shares in a thinly traded stock, it may be difficult to obtain the price desired. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies.

Our share ownership is highly concentrated.

Our directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 68.3% of our common stock (assuming the exercise or conversion of any options, warrants or other convertible securities) and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors. In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

Corporate governance requirements are likely to increase our costs and make it more difficult to attract and retain qualified directors.

We are subject to the Sarbanes-Oxley Act of 2002, as well as rules adopted pursuant to that legislation by the SEC. We expect that these and other new laws, rules and regulations will continue to increase our legal and financial compliance costs and place a significant burden on management. We also expect that new regulatory requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher premium costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee. We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act which requires us to make annual assessments of our internal control over financial reporting and beginning with our fiscal year ending December 31, 2010, we will be required to file an attestation of this assessment by our independent registered public accountants. To date, we have taken limited actions with respect to compliance with the auditor attestation requirement under Section 404. We may need to hire additional personnel and/or engage outside consulting firms to assist in our efforts to comply with Section 404. Any failure to improve our internal accounting controls or other problems with our control systems could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

Provisions in our charter documents and under Delaware could discourage takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	Our board of directors has the right to appoint directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which would prevent stockholders from being able to fill vacancies on our board of directors.
•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.
•	Our board of directors is classified into three separate classes, meaning that it could take three successive annual meetings to replace all directors.
•	Members of our board of directors may only be removed for cause by the affirmative vote of the holders of 75% of our outstanding shares.
•	Our board of directors may issue, without stockholder approval, shares of preferred stock. The ability to issue preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
•	As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.
•	A business combination with a shareholder owning at least 5% of our outstanding stock must be approved by the affirmative vote of the holders of at least 75% of our outstanding shares, subject to certain limited exceptions.
ITEM 2.	PROPERTIES

Our principal administrative office is located at 1101 Kings Highway N, Suite G100, Cherry Hill, New Jersey 08034. Our principal operations office is located at 628 State Route 10, Whippany, New Jersey 07981. We currently lease approximately 20,572 square feet in Portland, Oregon, and sublease 18,572 square feet of that space to other tenants. The Portland lease covering the sublet space terminates in March 2010 and will not be renewed. Effective March 1, 2008, we entered into a 38-month lease for 3,000 square feet of office space in Cherry Hill, New Jersey for use as executive office space. Effective July 1, 2008, we entered into a 60-month lease for 14,289 square feet of office and warehouse space in Whippany, New Jersey, where our primary operations and customer service functions are performed. Effective November 1, 2009, we leased an additional 2,100 square feet of office and warehouse space in Whippany, New Jersey, for a one-year term. We vacated most of our warehouse space and storage units during 2007 and continue to be obligated under leases that expire in 2010 for approximately 7,230 square feet of warehouse space at two locations. If we cannot renew any of the current leases we want to retain, we do not anticipate that we will have difficulty in leasing suitable replacement space.

Location	Approximate Square Footage	Use	Remaining Term
Portland, Oregon	18,572	Office	Three months
Whippany, New Jersey	14,289	Office and Warehouse	Forty-two months
Blauvelt, New York	4,000	Warehouse	Six months
Elk Grove Village, Illinois	3,230	Warehouse	Six months
Cherry Hill, New Jersey	3,000	Office	Sixteen months
Whippany, New Jersey	2,100	Office	Ten months
Portland, Oregon	2,000	Office and Warehouse	Seven months
ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any litigation.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Range

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “AEMI.” From December 16, 1991 to April 23, 2008, our common stock was listed on the NASDAQ Global Market. The following table sets forth the high and low bid prices as reported by the OTCBB and the NASDAQ Global Market during the past two years.

As of March 16, 2010, there were 22,085,624 shares of our common stock ($.001 par value) issued and outstanding. We are authorized to issue a maximum of 70,000,000 shares of common stock and 5,000,000 shares of preferred stock.

	High	Low
2009
4th Quarter	$0.46	$0.23
3rd Quarter	$0.46	$0.22
2nd Quarter	$0.34	$0.08
1st Quarter	$0.21	$0.08
2008
4th Quarter	$0.20	$0.08
3rd Quarter	$0.34	$0.14
2nd Quarter	$0.70	$0.20
1st Quarter	$0.85	$0.20

Dividends

We have not paid any dividends on our common stock, and we do not plan to pay dividends on our common stock for the foreseeable future. We intend to retain earnings, if any, to fund our operations. Our ability to pay dividends on our common stock is restricted to terms within our credit agreement which require our lender’s consent. Our Board of Directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect these factors will include our earnings, financial condition and cash requirements.

Holders

As of March 16, 2010, we had 192 holders of record of our common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results Of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 6 of this report and elsewhere herein. The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

We are an independent sales organization which acts as the source for businesses to purchase and operate automated teller machines, or ATMs. From 1999 to 2004, we expanded our ATM sales, service and operations through internal growth and acquisitions including, in November 2004, the acquisition of a network of over 15,000 ATMs from eFunds. From 2005 to 2007, we sold assets and non-ATM operations to reduce debt and to focus our business on ATM operations. In April 2008, we acquired LJR Consulting, an independently-owned ATM company. This acquisition added 4,200 ATMs to our portfolio and a service infrastructure that we can continue to build upon.

We currently manage, own and operate approximately 11,000 ATMs across the United States (typically under multi-year contracts) for independent store owners, larger retail chains, hotels, stadiums, universities, banks, credit unions, and other financial institutions. We also offer our financial institution clients a one-stop solution for new branch construction and fit outs. In addition to providing our merchant customers with supplemental revenues from transaction fees, we believe that the presence of ATMs in a merchant’s store helps to promote higher foot traffic, increased impulse purchases, and longer shopping times since they often make the retail site a destination for cash. We attempt to maximize the usefulness of our ATMs to our customers by participating in as many EFTNs as practical, including NYCE, Visa, MasterCard, Cirrus, Plus, American Express, Discover/Novus, STAR, Allpoint and Moneypass.

Operational Metrics

We derive most of our revenue from transaction-based sales. We also generate revenue from the sale of ATM equipment and service calls which we contract vendors to perform. A description of these revenue sources is provided below.

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

Service and other sales — fees we charge for providing repair, maintenance, other services, parts and supplies to merchants who purchase or rent ATMs from us.

Sales of ATM equipment — sales of ATM equipment to an independent operator or merchant.

The principal cost related to the operation of an ATM is the commissions we pay to a merchant or the ATM owner. The amount of the commission is dependent on a number of factors the most important of which is whether we provide the cash for the machines. Generally, full placement machines incur the lowest sales commission.

Restructuring and Branding

During the past two years, we have implemented a plan to strengthen our Company by focusing specifically on the sales, service and management of ATMs within the United States. We underwent a complete restructuring effort by selling underperforming operations and assets, streamlining operating unit functionality and responsibility, reviewing and renegotiating vendor relationships and contracts, identifying complementary business partners and managing to our core strengths.

In April 2008, we finalized what we believe to be our most significant transforming event through the acquisition of LJR Consulting. Upon completion of this transaction, we implemented an intensive integration effort designed to “right size” operating and administrative functions based on the synergies we identified during the transaction.

One of the key changes made was to re-brand our identity to our new corporate name, “Access to Money.” We believe this name and brand uniquely identify the products and services we offer and provides a simple, yet powerful, vision and connection to our clients, industry and consumers.

Economic and Strategic Outlook

As a result of our efforts to streamline operations and the benefits we have realized from the acquisition of LJR Consulting, we have experienced consistent positive improvement in cash flow as evidenced by our $1.2 million increase in cash and cash equivalents from December 31, 2008 to December 31, 2009. Despite the uncertain economic conditions that may lie ahead, we expect to continue to improve our cash flow through expense management and new sales. The recent economic downturn impacted our transaction volume which resulted in approximately 7.5% fewer transactions than we had expected. Through our continued cost management and efficiency measures we were able to drive gross profit and operating profit to forecasted levels. The transaction volume reduction was partially due to the selective removal of lower performing unprofitable ATMs based on profitability analyses we performed across our portfolio. We will continue to evaluate the profitability of our ATMs on a regular basis and make decisions to maximize the value of each unit.

Our partnership with Select-A-Branch allows us to deploy Select-A-Branch enabled ATMs which provide surcharge free transactions to customers of Select-A-Branch member institutions. This program is intended to increase transaction levels at participating machines while improving machine gross revenue. We deployed Select-A-Branch enabled machines programmed to provide surcharge free transactions with our largest customers starting in the third quarter of 2009 and have experienced significant increases in transaction levels.

On June 8, 2009, we announced that we would develop and enter the business of providing outsourced Student Loan Origination and Processing services to credit unions and small banks. We entered into contracts with a number of credit unions and have begun actively processing loans applications. This business provides a web based portal linked to the credit union or bank’s web page that allows potential borrowers to apply for a student loan, obtain and submit a credit score, submit underwriting material, receive and sign loan documents, and have their loan certified by the applicable college or university.

Factors Impacting Comparability

Our fiscal year operating results include the results of LJR Consulting as of the date of its acquisition, April 18, 2008. Due to the significance of the operations of LJR Consulting, our operating results for the fiscal year ended December 31, 2009 are not directly comparable to fiscal year ended December 31, 2008. Specifically, gross sales, commissions, gross profit, net income and transactional statistics comparisons are impacted by including the operations of LJR Consulting for all of 2009 and only part of 2008. Below are specific charges that should be taken into consideration when comparing the 2009 to 2008 financial results. During 2008 there was a:

•	$1.5 million charge associated with the acceleration of non-cash share-based compensation;
•	$19.8 million impairment of goodwill; and
•	$1.5 million charge for the loss on early extinguishment of debt related to the payoff of a prior loan and the acceleration of cost pertaining to warrants associated with that debt.

Fiscal year 2009 was also impacted by recording a mark-to-market valuation adjustments totaling $5.0 million related to a change in the accounting treatment of warrants which went into effect January 1, 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Twelve Months Ended December 31,
	2009		2008
	Amount	%	Amount	%
Transaction-based sales	$84,252	100.0%	$81,221	100.0%
Less commissions	59,926	71.1%	56,744	69.8
Net transaction-based sales	24,326	28.9%	24,477	30.2%
Service and other sales	2,868		4,870
Sales of ATM equipment	1,936		2,301
Branch build out	292		221
Net sales	29,422		31,869
Cost of sales	14,613		18,646
Gross profit	$14,809		$13,223
Operating data:
Average number of transacting ATMs	11,265		10,857
Withdrawal transactions	34,632,128		34,343,597
Average withdrawals per ATM per month	256		264
Average gross transaction-based sales per withdrawal transaction	$2.43		$2.36
Average commission per withdrawal transaction	$1.73		$1.65
Average net transaction-based sales per withdrawal transaction	$.70		$.71

Sales

In 2009, gross sales increased by $735,000 or 0.8%, to $89.3 million from $88.6 million in 2008.

Transaction-based sales increased $3.0 million or 3.7%, from 2008 to 2009 as the result of the addition of transaction volume associated with our acquisition of LJR Consulting. The average number of transacting ATMs in our network increased by 3.8% to 11,265 in 2009 from 10,857 in 2008. The increase in the average number of transacting ATMs was primarily the result of the ATM contracts associated with our acquisition of LJR Consulting. Comparing the change in average number of transacting units including the results for Access To Money in 2008 prior to the acquisition (from January 1, 2008 through April 17, 2008), we have seen a 4.3% decrease, from 11,750 transacting units in 2008 to 11,248 in 2009. A portion of this decrease was due to our decision to decommission a number of ATMs due to lower volumes and profitability with the remainder consisting of normal attrition.

The average number of withdrawal transactions per ATM per month decreased to 256 in 2009 from 264 in 2008. This change was due to a higher percentage of merchant-owned machines (which typically have a lower transaction volume than full placement machines) to the overall ATM population (including full placement machines), as a result of the acquisition of Access To Money’s portfolio which was predominately merchant based.

Average gross transaction-based sales per withdrawal increased to $2.43 in 2009 from $2.38 in 2008 as a result of merchants increasing surcharge rates on ATMs.

Average net transaction based sales per withdrawal transaction decreased by $0.03 or 4.1%, between 2009 and 2008 due to the combination of a higher percentage of machines being merchant-owned to the total number of transacting machines and higher amount of commissions paid out as merchants increased the surcharge or transaction fee amount per transaction.

Sales Commissions

Our merchants receive fees from transactions generated by the ATMs on their premises. These fees, or commissions, represent a share of transaction fees. The amount of the commission depends on a variety of factors, including the type of arrangement under which we place the ATM with the merchant and the number of transactions at the ATM. Commissions were 71.1% of transaction-based sales in 2009 and 69.8% in 2008. The average commission per withdrawal transaction increased by $.08 or 4.8%, between 2009 and 2008 as a result of a larger percentage of merchant-owned machines in our portfolio. Merchant-owned machines typically receive a larger portion of commissions and a number of customers have increased their transaction fee rates in 2009.

Cost of Sales

Cost of sales decreased by $4.0 million or 21.5%, to $14.6 million, representing 49.7% of net sales compared to $18.6 million in 2008, or 58.5% of net sales.

As a result of our continued cost management efforts during 2009 we experienced:

•	A decrease in our cost of vault cash of $1.8 million or 48.7%. This decrease was due to the combination of a lower interest rate and a lower amount of vault cash used as a result of a change in our vault cash provider in November 2008.
•	A $1.1 million decrease in third party vendor costs to service and maintain our ATMs. This decrease was due to intense vendor management, the replacement of older units with new equipment requiring less maintenance, field work performed by our employees and the use of additional vendors with lower pricing.
•	A decrease in processing fees of $442,000 or 14.8%, due to contracts that were renegotiated in 2008 which provided improved pricing for the full year of 2009 along with a redistribution of our transaction processing to meet contract minimums.
•	A decrease in armored car carrier costs of $253,000 or 9.3%, due primarily to the reduction in the number of ATMs for which we provided cash and improved pricing resulting from the elimination and consolidation of vendors.
•	A $210,000 or 18.9% decrease in telephone costs associated with company-owned ATMs. We have continued to improve our systems to turn off phone lines as quickly as possible after an ATM goes out of service.

Selling, General and Administrative Expense

Selling, general and administrative expense, excluding a $19.8 million impairment charge and a one-time $1.5 million charge for share-based compensation expense in 2008, decreased by $1.7 million or 13.7%, to $10.8 million in 2009 from $12.5 million in 2008. Selling, general and administrative expense as a percent of net sales decreased to 36.7% in 2009 from 39.3% in 2008. Specific decreases include:

•	Depreciation and amortization expense decreased $248,000 primarily due to higher depreciation costs on assets in 2008 due to obsolescence.
•	Accounting fees decreased by $472,000 or 51.4%, due in large part to a change in our external accounting and audit firm.
•	Legal costs decreased by $80,000 or 12.9%, as a result of the dismissal of a class action suit in 2008 for which we had to bear legal fees, and a change in law firms during 2009.
•	Outsourced services expense decreased by $374,000 or 81.8%, due to eliminating service contracts no longer required on software and the elimination of fees associated with past outsourced technology and service vendors.
•	Other professional fees decreased by $329,000 or 44.8%, as we reduced our reliance on strategic and information technology consultants.
•	Insurance expense decreased by $163,000 primarily due to lower insurance premiums on all corporate coverage lines and the termination of an excess directors and officers liability policy.

These decreases were offset by increases in the following areas:

•	Rents increased by $122,000 or 33.3%, due to the rental of additional square footage in our operations facility in 2009.
•	Employee related benefits and insurance increased by $132,000 or 67.4%, between 2009 and 2008 due to increased participation and the full year impact of those participants in 2009 versus 2008.

Impairment Charges

As of December 31, 2009, our assets included goodwill of $10.6 million and other intangible assets with a net carrying amount of $1.7 million. ASC 350-10, “Goodwill and Other Intangible Assets” provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should be amortized over their estimated useful lives. This accounting standard requires management to make certain estimates and assumptions in order to allocate goodwill and to determine the fair value of assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Having goodwill and intangible assets exposes us to the possibility that changes in market conditions could result in significant impairment charges in the future.

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

Due to the current economic environment there can be no assurances that our estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or margin growth rates are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

Equipment Write-offs

In 2008, we sold 286 company-owned ATMs to a single customer. As a result of this sale, similar smaller sales, and the disposition of ATMs that could not be repaired, we had losses of $550,000 on these asset dispositions.

During the normal course of business in 2009 we incurred a loss of $122,000 related to the disposal and sale of ATMs. Machines that come out of service are inspected by our technical services group to determine if they can be deployed to an alternative location. In some cases we determined that the unit was past its expected or useful life and was better utilized for its parts.

Interest Expense and Amortization of Debt Discount Cost

Interest expense and amortization of debt issuance costs increased by $1.2 million or 29.2%, to $5.3 million in 2009 from $4.1 million in 2008. On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the LC Capital Master Fund, Ltd. (the “Lender”) and Lampe, Conway & Co., LLC, as administrative and collateral agent (the “Lampe Loan Facility”) and issued a $9.8 million note to the former owner of LJR Consulting (“the Douglas Falcone Note)”. Both the Douglas Falcone Note and the Lampe Loan Facility bear interest at 13.0% per annum. In addition, we accounted for the amortization of debt discount cost of $5.9 million which was the estimated value of warrants issued under the Lampe Loan Facility. The debt discount is being amortized over the 3-year term of the note. For a more detailed description of the Lampe Loan Facility, please see Note 8 to our consolidated financial statements contained elsewhere in this report.

The increase in total interest and amortization of debt issuance costs in 2009 was primarily due to interest under the Securities Purchase Agreement and Douglas Falcone Note in addition to the amortization of debt discount related to warrants issued to the Lender.

Loss on Early Extinguishment of Debt

The $1.5 million loss on early extinguishment of debt in 2008 occurred as a result of writing off deferred financing costs in conjunction with refinancing our previous debt.

Loss on Warrant Value

Effective January 1, 2009, we adopted new accounting guidance that can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price. Protection provisions reduce the exercise price of a warrant or convertible instrument if the issuer either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated and determined that outstanding warrants to acquire our stock contain provisions that protect holders from declines in the stock price and as a result, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of approximately $1.5 million was recognized as an adjustment to the opening balance sheet at January 1, 2009. For a complete description of the loss on warrant value, see our consolidated financial statements contained elsewhere in this report.

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of December 31, 2009 (in thousands).

Balance as of January 1, 2009	$1,493
Increase in fair value of warrants	5,254
Balance as of December 31, 2009	$6,747

We determined the fair value of our warrants using a Black-Scholes model as of December 31, 2009. The significant assumptions considered by the model were the amounts of outstanding warrants, the remaining term of each warrant, the per share exercise price of $0.42, a risk free rate of 2.39%, and a historical volatility of 130.0%.

Tax Rate

For 2009 we did not allocate any tax provision to operations. The tax provision differs from the statutory rate due primarily to losses for which no tax benefit can be recorded. We did not record a tax benefit because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts. For a more complete description of tax matters, see Note 9 to our consolidated financial statements contained elsewhere in this report.

Net Loss

Our net loss decreased by $19.5 million or 74.7%, to $6.6 million in 2009 from $26.1 million in 2008. The major factor contributing to the 2009 net loss was a $5.3 million charge associated with the loss on warrant value. Excluding a $19.8 million goodwill impairment charge, a $1.5 million charge for accelerated share-based compensation, a $1.5 million charge for a loss on debt redemption related to the acquisition of LJR Consulting in 2008, and the $5.0 million non-cash charge in 2009 for the loss on warrant value, our net loss decreased by $2.0 million or 59.4% between 2009 and 2008. The table below identifies our net loss after adjustments (in thousands).

	2009	2008
Net loss	$(6,623)	$(26,135)
Goodwill impairment	—	19,800
Share-based compensation	—	1,500
Loss on debt redemption	—	1,456
Loss on warrant value	5,253	—
Net loss after adjustments	$(1,370)	$(3,379)

Liquidity and Capital Resources

Our principal ongoing funding requirements are for working capital to finance operations, make debt payments, and fund capital expenditures. We believe that our liquidity and capital resources are adequate for our currently anticipated needs over the next twelve months.

On April 18, 2008, we borrowed $11.0 million pursuant the Lampe Loan Facility. We used proceeds from this loan primarily to pay (1) the remaining balance of Term Loan B that we owed to GSO Origination Funding Partners and other lenders, (2) $1.0 million we borrowed from LC Capital Master Fund, Ltd. in February 2008, (3) $1.0 million we owed under a settlement agreement with the purchaser of our United Kingdom and German ATM businesses, (4) the $2.5 million settlement we owed to eFunds, and (5) the cash portion of the purchase price for the acquisition of LJR Consulting. The $11.0 million note accrues interest at 13.0% per annum, payable semiannually, is due in April 2011, and is collateralized by substantially all of our assets and the assets of our subsidiaries. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments, meet a minimum trailing twelve month consolidated EBITDA target of $6.0 million (as defined in the Securities Purchase Agreement) and maintain at least 10,250 transacting ATMs.

Net cash provided by operating activities during the year ended December 31, 2009 was $4.4 million compared to net cash used in operating activities during the year ended December 31, 2008 of $6.0 million. This represented a 173.3% increase over the prior year. During 2009 the principal contributors to the cash provided by operations were depreciation and amortization, the non-cash amount for change in warrant value, the release of $1.2 million of restricted cash related to the terms of an agreement with our vault cash provider, and the receipt of $962,000 related to the payment of leases from a customer.

Net cash used in investing activities during the year ended December 31, 2009 was $1.6 million compared to $3.6 million in 2008. Cash used in 2009 consisted primarily of capital expenditures for ATMs and equipment. Cash used in 2008 was primarily for the acquisition of LJR Consulting.

Net cash used for financing activities was $1.6 million during the year ended December 31, 2009 and consisted of repayment of term loans. Net cash provided by financing during the year ended December 31, 2008 was $10.3 million primarily due to our borrowing under the Lampe Loan Facility in April 2008.

We had cash and cash equivalents of approximately $5.8 million at December 31, 2009 compared to $4.5 million at December 31, 2008, a 28.9% increase period over period. At December 31, 2009, we had a net working capital deficit of $1.9 million compared to a net working capital deficit of $3.5 million at December 31, 2008, a 45.7% increase in working capital period over period.

As of December 31, 2009, other than accounts payable and accrued liabilities in the normal course of business, we had the following debt (in thousands):

Lampe Loan Facility	$11,000
Note payable to former LJR Consulting owner	9,755
Notemachine	324
Other debt	991
Debt discount	(2,572)
$19,498

As of the date of this report, we have repaid the full amount due to Notemachine.

Vault Cash

We do not use our own funds for vault cash, but rather rely upon third party sources to place cash in ATMs which we own or have an arrangement with the merchant to fund the cash. In general, we rent vault cash from financial institutions and pay a negotiated interest rate for the use of the money. The vault cash is never in the possession of or controlled by us but rather cycles from the bank to the armored car carrier and to the ATM. Each day’s withdrawals are settled back to the bank on the next business day. We have a contract with the bank and armored car carriers stating that the vault cash belongs to the bank and that neither we nor the armored car carriers have any legal rights to the funds.

TRM ATM Corporation, our wholly-owned subsidiary, entered into a series of Cash Provisioning Agreements with U.S. Bank National Association, doing business as Elan Financial Services (“Elan”), and various armored car carriers, dated October 31, 2008 (the “Cash Provisioning Agreements”). The Cash Provisioning Agreements provide that Elan will provide cash, through the use of armored car carriers, for our ATMs. The term of the Cash Provisioning Agreements is for a period of five years and automatically renews for additional one year periods unless either party gives the other party notice of its intent to terminate. We are responsible for the payment of fees related to the use of the cash based upon the amount of cash used and a rental rate tied to the prime rate. We provided Elan with a subordinated lien and security interest in the ATMs, subject to the security interest of Lampe Conway & Co., LLC, and Douglas Falcone, and any third party providing the direct financing of any ATM equipment and any refinancings of any of the foregoing. The Cash Provisioning Agreements also require us to maintain a positive demand account balance with Elan or, at our option, a letter of credit in favor of Elan in an amount not less than $800,000. Elan may draw on the account balance or letter of credit (i) in the event we materially default in the performance of any duties or obligations, which is not cured within 30 days notice; (ii) if we (A) terminate or suspend our business, (B) become subject to any bankruptcy or insolvency proceeding under federal or state statute, (C) become insolvent or become subject to direct control by a trustee, receiver or similar authority, (D) wind up or liquidate, or (E) are required to terminate our involvement in the activities covered by the Cash Provisioning Agreements by order of a court of competent jurisdiction or a regulatory agency which governs the activities of a party; and (iii) in order to obtain payment of any fees, charges or other obligations that have not been paid pursuant to the Cash Provisioning Agreements. The demand account balance or letter of credit must remain open and funded by us for a period of 90 days after the termination of the Cash Provisioning Agreements.

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

We have identified the following accounting policies as critical to our business and to the understanding of our financial statements.

Goodwill and Other Intangible Assets.  In accordance with ASC 350-20 requiring goodwill to be tested for impairment on an annual basis, we tested our goodwill for impairment using a November 30th measurement date which we have consistently used in years past. We conduct interim impairment tests of our goodwill whenever a triggering event has occurred. Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of our finite-lived intangible assets or other long lived assets include the following: loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization. Accounting standards also provide guidance for testing goodwill and other non-amortized intangible assets for impairment and requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Testing under this code exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future.

We determined the fair value of our reporting unit using a discounted cash flow approach and market approach. The discounted cash flow approach calculated the present value of projected future cash flows using appropriate discount and growth rates. The market approach we utilized was based on our comparison to seven companies providing similar services within the financial services industry. The fair values derived from these valuation methods were compared to the carrying value of the reporting unit to determine whether impairment exists. Based on the conclusions of our testing, it is our opinion that as of November 30, 2009 our Goodwill is not impaired.

Due to the current economic environment there can be no assurances that our estimates and assumptions regarding the duration of the economic recession, or the period or strength of recovery, made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future if our assumptions regarding forecasted revenues or margin growth rates of the reporting units are not achieved.

As of December 31, 2009 and 2008, our assets include goodwill of $10.6 million and $10.7 million, respectively, and other intangible assets with a net carrying amount of $1.7 million and $2.1 million, respectively.

During 2008, we recorded a goodwill impairment charge of $19.8 million.

Accounting for Impairment or Disposal of Long-Lived Assets.  In accordance with ASC 360-10, we test all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicated that possible impairment exists. Whenever events or changes in circumstances indicate that our merchant contracts or equipment may be impaired, we evaluate the recoverability of the asset. We periodically evaluate the estimated economic lives and related amortization expense for our finite-lived intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements and current and projected cash flows. Should the sum of the expected future net cash flows be less than the carrying values of the tangible or intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible or intangible assets exceeded their fair value.

Realization of Tax Assets.  We have established valuation allowances to reduce our deferred tax assets to the amount that we believe we will realize. Because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts, we have established valuation allowances that reduced the carrying value of our net deferred tax assets to zero as of December 31, 2008 and 2009. If we determine that we will realize deferred tax assets in the future, we will increase (decrease) net income (loss) in the period in which we make the determination.

Recent Accounting Pronouncements

Determination of Useful Life of Intangible Assets.  In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows and has been disclosed in Note 2, “Summary of Significant Accounting Policies.”

Disclosures and Interim Disclosures about Fair Values of Financial Instruments.  In April 2009, the FASB issued amended guidance requiring public companies to provide disclosures on the fair value of financial instruments in interim financial statements. We have included the disclosure required by this guidance in Note 8, “Fair Value of Financial Instruments.”

Subsequent Events.  In May 2009, the FASB issued guidance regarding subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have included the additional disclosure required by this guidance in Note 2, “Summary of Significant Accounting Policies.”

FASB Accounting Standards CodificationTM.  Effective July 1, 2009, we have adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall. ASC 105-10 establishes the FASB Accounting Standards CodificationTM. (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP, except for SEC rules and interpretive releases. The Codification superseded all existing non-SEC accounting and reporting standards, deeming all other non-SEC accounting and reporting standards that were not codified or grandfathered as non-authoritative. Accordingly, we will use plain English to describe broad topic references and refer to the Codification structure as needed to describe specific GAAP topics within our Financial Statement Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K commencing on page 25.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Access to Money, Inc.:

We have audited the accompanying consolidated balance sheet of Access to Money, Inc. (formerly TRM Corporation) and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access to Money, Inc. as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey
March 19, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TRM Corporation:

We have audited the consolidated balance sheet of TRM Corporation and subsidiaries as of December 31, 2008, and the related consolidated statement of operations, shareholders’ deficit and cash flows for the year then ended. Our audit also included the financial statement schedule of the Company listed in Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TRM Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
March 19, 2009

Access to Money, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2009	2008
Assets
Current assets:
Cash	$5,770	$4,535
Restricted cash	800	2,012
Accounts receivable, net	2,494	2,998
Leases receivable, net	109	176
Inventories	767	505
Prepaid expenses and other	289	308
Deferred financing costs	259	259
Total current assets	10,488	10,793
Property and equipment, net	3,220	2,815
Non-current leases receivable, net	—	786
Intangible assets, net	1,711	2,120
Goodwill	10,559	10,657
Deferred financing costs, long term	78	337
Other assets	319	593
Total assets	$26,375	$28,101
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$5,639	$6,851
Accrued expenses	5,691	5,369
Term loans	1,092	2,067
Total current liabilities	12,422	14,287
Long term liabilities:
Term loans and other debt	18,406	17,032
Warrants	6,747	—
Total liabilities	37,575	31,319
Shareholders’ deficit:
Common stock, $0.001 par value – 70,000 shares authorized; 22,086 and 21,486 shares issued and outstanding at December 31, 2009 and 2008, respectively	135,891	145,938
Preferred stock – 5,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	63	63
Accumulated deficit	(147,154)	(149,219)
Total shareholders’ deficit	(11,200)	(3,218)
Total liabilities and shareholders’ deficit	$26,375	$28,101

See accompanying notes to consolidated financial statements.

Access to Money, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Fiscal Years ended December 31,
	2009	2008
Sales	$89,348	$88,613
Commissions	59,926	56,744
Net sales	29,422	31,869
Cost of sales:
Cost of vault cash	1,931	3,762
Other	12,682	14,884
Gross profit	14,809	13,223
Selling, general and administrative expense	10,665	12,390
Share-based compensation expense	138	1,644
Impairment of goodwill charges	—	19,800
Operating income (loss)	4,006	(20,611)
Interest expense and amortization of debt issuance costs	5,366	4,140
Loss on early extinguishment of debt	—	1,456
Other expense (income)	(112)	(622)
Provision (benefit) for income taxes	—	—
Loss on asset disposal	122	550
Change in fair value of warrants	5,253	—
Net loss	$(6,623)	$(26,135)
Weighted average common shares outstanding	21,731	20,213
Basic and diluted loss per share:	$(0.30)	$(1.29)

See accompanying notes to consolidated financial statements.

Access to Money, Inc.
Consolidated Statement of Shareholders’ Deficit
Years ended December 31, 2009 and 2008
(In thousands)

	Common		Additional paid-in capital	Retained earnings (accumulated deficit)	Total
	Shares	Amounts
Balances, December 31, 2007	17,213	$136,181	$63	$(123,084)	$13,160
Net loss	—	—	—	(26,135)	(26,135)
Issuance of common stock	3,550	996	—	—	996
Share-based compensation	—	1,644	—	—	1,644
Issuance of warrants in connection with new debt	—	7,117	—	—	7,117
Restricted shares vested	723	—	—	—	—
Balances, December 31, 2008	21,486	$145,938	$63	$(149,219)	$(3,218)
Cumulative effect of accounting change for warrant valuation		(10,181)	—	8,688	(1,493)
Net loss	—	—	—	(6,623)	(6,623)
Share-based compensation	—	138	—	—	138
Converted restricted stock	—	(4)	—	—	(4)
Restricted shares vested	600	—	—	—	—
Balances, December 31, 2009	22,086	$135,891	$63	$(147,154)	$(11,200)

See accompanying notes to consolidated financial statements.

Access to Money, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Fiscal Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,623)	$(26,135)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charges	—	19,800
Depreciation and amortization	4,118	3,994
Non-cash share-based compensation	138	1,644
Loss on disposal or retirement of equipment	122	550
Provision for doubtful accounts	146	146
Loss on debt redemption	—	1,374
Change in warrant value	5,254	—
Changes in assets and liabilities, net of acquisitions
Restricted cash	1,212	1,061
Accounts receivable	358	(1,495)
Leases receivable	852	—
Inventories	(262)	(156)
Prepaid expenses and other	19	61
Accounts payable	(1,212)	752
Accrued expenses	322	(7,605)
Cash provided by (used in) operating activities	4,444	(6,009)
Cash flows from investing activities:
Proceeds from sale of equipment	37	511
Capital expenditures	(1,770)	46
Acquisition of intangible and other assets	118	33
Acquisitions of business, net of cash	—	(4,160)
Cash used in investing activities	(1,615)	(3,570)
Cash flows from financing activities:
Proceeds from term loans	57	13,787
Payment on term loans	(1,651)	(4,501)
Debt financing costs	—	(831)
Proceeds from termination of TRM Inventory Funding Trust	—	1,800
Cash (used in) provided by financing activities	(1,594)	10,255
Net increase in cash and cash equivalents	1,235	676
Beginning cash and cash equivalents	4,535	3,859
Ending cash and cash equivalents	$5,770	$4,535

Supplemental cash flow information:
Cash paid for interest	$1,641	$1,242
Cash paid for taxes	$(4)	$36
Supplemental non-cash financing and investing activities disclosure:
Note payable issued in the acquisition of Access to Money	$—	$9,754
Value of shares issued in the acquisition of Access to Money	$—	$996
Issuance of warrants in connection with new debt	$—	$7,117

See accompanying notes to consolidated financial statements.

Access to Money, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

We are an independent sales organization, or ISO, which provides access to self-service cash delivery and account balance inquiry through automated teller machines owned by us and other to whom we sell ATMs. We entered the ATM business in 1999 and expanded operations through both internal growth and acquisitions from 1999 to 2004. During 2005-2007 we sold assets and non-ATM operations to reduce debt, underwent a corporate restructuring, and focused our business on our domestic United States ATM operations. In April 2008, we acquired LJR Consulting Corp., d.b.a. Access To Money (“LJR Consulting”), a large independently-owned ATM company. This acquisition added 4,200 ATMs to our portfolio and a service infrastructure upon which future expansion could be built. Fiscal year 2008 was primarily devoted to integrating our acquisition of LJR Consulting. During fiscal year 2009, we continued to improve operating performance and reduced cost of sales and selling, general and administrative costs.

In June 2009, we consummated a merger of TRM Corporation into Access to Money, Inc., a Delaware corporation, and our wholly-owned subsidiary, for the purpose of changing our state of incorporation from Oregon to Delaware and changing our name to “Access to Money, Inc.”

Financial Statement Reclassifications

Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ equity or previously reported net income and were made and recorded starting with our 2009 second quarter report. Based on the terms of the Lampe Note Facility and the note payable to the former owner of LJR Consulting, we have reclassified $2.7 million of term loan balances under current liabilities to term loans and other debt under long term liabilities. In respect to the accounting for warrants, we have reclassified $4.6 million of deferred financing cost associated with the initial valuation to debt discount from deferred financing costs based on a pro rata allocation of their fair value to the net proceeds. We will continue to amortize this cost and account for it under interest expense.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Access to Money, Inc. and its subsidiaries. Our subsidiaries at December 31, 2009 included TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, FPC France Ltd., TRM ATM Corporation, TRM ATM Acquisition Corporation, Access Cash International LLC, LJR Consulting Corp., and Access to Money-SL, Inc. All significant intercompany transactions and accounts are eliminated.

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

Fair Value Measurements

We measure and disclose the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•	Level 1 — quoted prices for identical instruments in active markets;
•	Level 2 — quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•	Level 3 — fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at their estimated fair value on either a recurring or non-recurring basis.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques we used include discounted cash flow and Black Scholes valuation models. We also consider our counterparty’s and own credit risk on derivatives and other liabilities measured at fair value based on valuation technique Level 3.

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments. Fair value approximates the carrying value of our borrowings under our variable-rate long-term debt, based upon interest rates available for the same or similar instruments. In 2009, the majority of our debt had fixed interest rates and the fair value is estimated at $22.1 million.

Restricted Cash

At December 31, 2009 and 2008 we had $800,000 and $2.0 million cash, respectively, held by a bank as collateral for our letter of credit that is classified as restricted cash on our balance sheet.

Revenue Recognition, Discounts and Accounts Receivable

A portion or all, depending upon the arrangement with the merchant/retail business, of each ATM surcharge fee for merchant-owned ATMs is paid to the merchant or owner of the ATM. We receive daily reports of ATM transactions electronically from our processors. On a monthly basis, the ATM transaction data is used to calculate the total amount of commissions to be paid. We generally remit the commissions directly to the merchant’s bank account through electronic funds transfer or a check. We recognize ATM transactional revenue based on the actual monthly transactions reported by the processors. Total sales activity and commission amounts are reported separately in the consolidated statements of operations to arrive at net sales.

Accounts receivable are shown net of allowance for doubtful accounts of $272,000 and $648,000 at December 31, 2009 and 2008, respectively.

Inventories

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment. ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service. Once the ATM or part is sold, it is relieved to cost of sale.

Inventories (in thousands)

	December 31,
	2009	2008
ATMs held for resale	$439	$364
Parts	328	141
	$767	$505

Long-Lived Assets

We account for long-lived assets, primarily equipment and amortizable intangible assets, in accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Whenever events or changes in circumstances indicate that our merchant contracts or equipment may be impaired, we evaluate the recoverability of the asset by measuring the related carrying amounts against the associated estimated undiscounted future cash flows. Should the sum of the expected future net cash flows be less than the carrying values of the tangible or intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible or intangible assets exceeded their fair value.

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

Goodwill

Goodwill is tested for impairment at least annually and whenever a triggering event is identified that may indicate an impairment has occurred by applying a two-step approach. Potential impairment indicators include a significant decline in revenues or a decline in our capitalization below carrying value. Goodwill is tested by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value. If the carrying value exceeds the estimated fair value, the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the estimated fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess estimated fair value of the reporting unit over the estimated fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We perform an annual impairment test as of November 30 each fiscal year.

Since December 31, 2009 there have been no indicators of impairment.

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

Share-Based Compensation

Share-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. Compensation expense has been recognized based on the estimated grant date fair value method using the Black-Scholes valuation model.

Warrants

Effective January 1, 2009, we adopted new accounting guidance that can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price.

Protection provisions reduce the exercise price of a warrant or convertible instrument if the issuer either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated and determined that outstanding warrants to acquire our stock contain provisions that protect holders from declines in the stock price and as a result, recognized these warrants as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these warrants of approximately $1.5 million was recognized as an adjustment to the opening balance sheet at January 1, 2009.

Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. All outstanding options and warrants were excluded from the calculation of diluted earnings per share for 2008 and 2009 because their inclusion would have been antidilutive.

Subsequent Events

In March 2010, we paid $95,100 to Notemachine Limited, representing payment in full of the outstanding balance due to Notemachine under a settlement agreement.

During the first quarter of 2010, the balance due under a vault cash agreement with Douglas Falcone, our Chief Operating Officer and former owner of LJR Consulting, was paid in full.

In February 2010, we became aware that one of our armored car vendors, which supplied cash to 365 of our ATMs, had to discontinue its operations as a result of illegal activities perpetrated by its management. We have discontinued doing business with this vendor and have transitioned the cash replenishment of the ATMs to a new armored car carrier. We are evaluating if this event will have any future impact on our financial results during 2010.

3.	Acquisition of LJR Consulting Corp.

On April 18, 2008, we acquired all of the capital stock of LJR Consulting, an independent ATM deployer. The purchase price consisted of $4.3 million in cash, 3,550,000 shares of our common stock valued at $1.0 million, and a note payable to the former owner of LJR Consulting in the amount of $9.8 million accruing interest at 13.0% per annum with interest payable quarterly and the principal balance due April 18, 2015. Payments under this promissory note are subordinated to the payment in full of the amount under the Lampe Loan Facility and the Amended Settlement Agreement with Notemachine. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. The allocated fair value of the assets acquired was as follows:

(in thousands)
Cash	$1,048
Accounts receivable	937
Inventory	135
Equipment	132
Lease receivable, net	1,077
Other assets	837
Intangible assets:
Customer contracts	1,200
Distributor agreements	225
Non-contractual customer base	250
Non compete agreements	175
Trademarks	500
Goodwill	13,709
Total assets acquired	20,225
Accounts payable	137
Notes payable	989
Accrued liabilities	858
Other liabilities	1,016
Deferred tax liability	917
Subtotal liabilities	3,917
Total	$16,308
4.	Fixed Assets

Equipment (in thousands):

	December 31,
	2009	2008
ATMs	$6,886	$6,229
Computer equipment	5,803	5,591
Furniture and fixtures	697	954
Vehicles	115	49
Leasehold improvements	323	—
	13,824	12,823
Accumulated depreciation	(10,604)	(10,008)
	$3,220	$2,815
5.	Vault Cash

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

We entered into a series of Cash Provisioning Agreements with U.S. Bank National Association, doing business as Elan Financial Services (“Elan”), and various armored car carriers, dated October 31, 2008 (the “Cash Provisioning Agreements”). The Cash Provisioning Agreements provide that Elan will provide cash, through the use of armored car carriers, for our ATMs. The term of the Cash Provisioning Agreements is for a period of five years and automatically renews for additional one year periods unless either party gives the other parties notice of its intent to terminate. We are responsible for the payment of fees related to the use of the cash based upon the amount of cash used and a rental rate tied to the prime rate. We provided Elan with a subordinated lien and security interest in the ATMs, subject to the security interest of Lampe Conway & Co., LLC, Notemachine, and Douglas Falcone, and any third party providing the direct financing of any ATM equipment and any refinancings of any of the foregoing. The Cash Provisioning Agreements also require us to maintain a positive demand account balance with Elan or, at our option, a letter of credit in favor of Elan in an amount not less than $800,000. Elan may draw on the account balance or letter of credit (i) in the event we materially default in the performance of any duties or obligations, which is not cured within 30 days notice; (ii) if we (A) terminate or suspend our business, (B) become subject to any bankruptcy or insolvency proceeding under federal or state statute, (C) become insolvent or become subject to direct control by a trustee, receiver or similar authority, (D) wind up or liquidate, or (E) are required to terminate our involvement in the activities covered by the Cash Provisioning Agreements by order of a court of competent jurisdiction or a regulatory agency which governs the activities of a party; and (iii) in order to obtain payment of any fees, charges or other obligations that have not been paid pursuant to the Cash Provisioning Agreements. The demand account balance or letter of credit must remain open and funded by us for a period of 90 days after the termination of the Cash Provisioning Agreements.

During 2009 the interest rate was 2.75% and the average monthly amount of cash used to vault our ATMs was $41.1 million.

6.	Goodwill and Intangible Assets

Goodwill: (in thousands):

Total
Balance December 31, 2007	$16,748
Acquisition of Access to Money	13,709
Impairment	(19,800)
Balance December 31, 2008	10,657
Adjustment to goodwill	(98)
Balance December 31, 2009	$10,559

Intangible assets (in thousands):

	December 31, 2009			December 31, 2008
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Subject to amortization
Non-compete agreement	175	(99)	76	175	(41)	134
Customer contracts	1,200	(480)	720	1,200	(197)	1,003
Distributor agreements	225	(63)	162	225	(31)	194
Non-contractual customer base	250	(71)	179	250	(35)	215
	1,850	(713)	1,137	1,850	(304)	1,546
Trademarks not subject to amortization	574	—	574	574	—	574
	$2,424	$(713)	$1,711	$2,424	$(304)	$2,120

Amortization of intangible and other assets, which is included in selling, general and administrative expense in operations was approximately $409,000 and $1.0 million for 2009 and 2008, respectively. Estimated amortization expense for the next five years for intangible and other assets held at December 31, 2009 is approximately: 2010 - $420,000; 2011 - $379,000; 2012 - $234,000; 2013 - $79,000, and 2014 - $23,000.

7.	Accrued Expenses (in thousands)

	December 31,
	2009	2008
Accrued payroll expenses	339	405
Interest payable	2,675	1,204
ATM maintenance and other expenses	438	484
Other accrued expenses	2,239	3,276
	$5,691	$5,369
8.	Term Loans Payable and Other Debt (in thousands)

	December 31,
	2009	2008
Lampe Loan Facility	11,000	11,000
Note payable to former owner of LJR Consulting	9,755	9,755
Notemachine	324	1,306
Other debt	991	1,604
Debt discount	(2,572)	(4,566)
	$19,498	$19,099

On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LC Capital Master Fund, Ltd. as lender (the “Lender”) and Lampe, Conway & Co., LLC as administrative and collateral agent (the “Lampe Loan Facility”). We used proceeds from this loan primarily to pay (1) the remaining balance of Term Loan that we owed to GSO Origination Funding Partners, (2) $1.0 million we borrowed from LC Capital Master Fund, Ltd. in February 2008, (3) $1.0 million we owed under a settlement agreement with the purchaser of our United Kingdom and German ATM businesses, (4) a $2.5 million settlement we owed to eFunds, and (5) the cash portion of the purchase price for the acquisition of LJR Consulting. The $11.0 million note accrues interest at 13.0% per annum, payable semiannually, is due in April 2011, and is collateralized by substantially all of our assets and the assets of our subsidiaries. The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments, to meet quarterly minimum consolidated EBITDA targets (as defined in the Securities Purchase Agreement) and maintain at least 10,250 transacting ATMs.

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

In connection with a securities purchase agreement entered into on February 8, 2008 with the Lender and Lampe, Conway & Co., LLC, we granted a warrant to the Lender to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share, subject to adjustment for any recapitalizations, stock combinations, stock dividends and stock splits, or if we issue common stock, or securities convertible into common stock, at a lower price. Upon issuance of the warrant granted under the Lampe Loan Facility, which had a lower exercise price, the exercise price of this warrant was automatically reduced to $.28 per share. The warrant is exercisable at any time and expires on February 8, 2015. We have agreed to register the shares issuable upon exercise of the warrant.

As part of the purchase price for all of the capital stock of LJR Consulting, in April 2008, we issued a $9.8 million principal amount promissory note payable to Douglas Falcone, the former owner of LJR Consulting and current Chief Operating Officer of the Company. The note accrues interest at 13.0% per annum payable quarterly and the principal balance is due April 18, 2015. Payments under the promissory note are subordinated to the payment in full of the Lampe Loan Facility and the amended and restated settlement agreement with Notemachine Limited (“Notemachine”).

In November 2007, we entered into a settlement agreement with Notemachine relating to the sale to Notemachine of our United Kingdom and German ATM businesses in January 2007. Pursuant to the settlement agreement, we agreed to repay £3.3 million (approximately $6.4 million) in full and final settlement of claims by Notemachine relating to the sale. Upon closing the Lampe Loan Facility in April 2008, we paid Notemachine £506,000 plus outstanding interest, reducing the balance outstanding to £1.4 million (approximately $2.8 million). We also executed an amended and restated settlement agreement with Notemachine on April 18, 2008 (the “Amended Settlement Agreement”) under which the outstanding balance is due in monthly payments of £71,212 (approximately $115,000), including interest at 15.0% per annum through March 2010. As of December 31, 2009, we owed £201,000 (approximately $324,000) pursuant to the Amended Settlement Agreement.

We had $1.0 million and $1.6 million of other debt as of December 31, 2009 and December 31, 2008, respectively. Other debt consists of notes payable to Douglas Falcone for vault cash he owned prior to the sale of LJR Consulting, a bank for a lease related to a customer project, and a financing company for vehicle purchases. Douglas Falcone was owed approximately $460,000 as of December 31, 2009. This balance was paid in full in January 2010 through our primary vault cash provider. The balance due to the bank is approximately $460,000, is paid monthly, has an interest rate of 7.5%, and is due to be paid in full August 2011.

9.	Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

	2009	2008
Current:
Federal	$—	$—
State	—	(12)
Foreign	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	$—	$(12)

Income tax expense (benefit) in 2009 and 2008 was $0 and $(12,000), respectively.

Deferred tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,
	2009	2008
Current:
Accounts receivable allowance	109	259
Unrealized exchange gains	85	(40)
Valuation allowance	(194)	(219)
	$—	$—
Noncurrent:
Net operating losses	$23,985	$22,423
Depreciation and amortization:
Equipment	(942)	(621)
Goodwill	14,665	24,903
Intangible assets	3,265	10,072
Non-cash share-based compensation	76	60
Valuation allowance	(41,049)	(56,837)
	$—	$—

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

The effective tax rate for income (loss) from operations differs from the federal statutory tax rate as follows (in thousands except percentage data):

	2009	2008
Statutory federal rate	34.0%	34.0%
Deferred tax asset valuation allowance	(34.0)%	(34.0)%

As of December 31, 2009, we have net operating loss carryforwards of approximately $60.0 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2029. Utilization of our United States net operating loss carryforwards may be subject to certain limitations in the event of a change in control of our Company.

As of December 31, 2009, our Canadian subsidiary has net operating loss carryforwards of approximately $15.0 million available to offset future taxable income in Canada which expire in the years 2009 through 2017. However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.

Accounting for Income Taxes.  ACS 740-10 clarifies the accounting and reporting of income taxes recognized in the financial statements and provides how tax benefits may be recognized. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized in subsequent periods. Code also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

On January 1, 2007, we adopted the provisions of this topic. At December 31, 2009 and 2008 we had no unrecognized tax benefits.

We recognize interest and penalty accrued related to unrecognized tax benefits and penalties as income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

We file income tax returns with U.S. various states as well as foreign jurisdictions. With few exceptions, we are subject to income tax examinations by tax authorities for years on or after 2006.

10.	Shareholders’ Equity

Common Stock Warrants

On November 20, 2006, we granted to the holders of our Term B loan warrants to purchase 3,072,074 shares of common stock at $1.36 per share. These warrants expire in November 2013.

In February 2008, we granted our lender a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price initially equal to $.40 per share. This warrant expires on February 8, 2015.

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

Share-based Compensation

We have reserved 5,700,000 shares of common stock for use under our stock incentive plan and have 1,186,995 shares remaining available for issuance as of December 31, 2009. Under our plan, we are authorized to issue incentive and nonqualified stock options and restricted shares of common stock. All grants terminate no more than ten years from the date of grant and vest over various schedules ranging up to five years.

We calculate the fair value of share-based instruments awarded to employees on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.

The following table reflects the total share-based compensation expense amounts included in our Consolidated Statements of Operations for the fiscal years ended December 31, 2009 and 2008:

	Year ended December 31,
	(in thousands)
	2009	2008
Option grants	$25	$46
Restricted shares	113	1,598
Total share-based compensation expense	$138	$1,644

During 2008, we accelerated the vesting of stock options and restricted stock associated with the acquisition of LJR Consulting.

The weighted average fair value of options granted during 2009 and 2008 is calculated using the Black-Scholes option pricing method. The assumptions used are shown in the following table.

	2009	2008
Expected volatility (based on historical data)	147.3%	202.1%
Risk-free interest rate	1.86%	0.60%
Expected life	5.0 years	2.3 years

Options:  The following table summarizes stock option activity during the fiscal years ended December 31, 2009 and 2008, as follows:

	Number of shares	Weighted average exercise price
Options Outstanding December 31, 2007	276,625	$4.62
Granted	150,000	0.15
Exercised	—	—
Cancelled	(53,125)	6.24
Options Outstanding December 31, 2008	373,500	2.59
Granted	75,000	0.29
Exercised	—	—
Cancelled	(126,000)	4.95
Options Outstanding December 31, 2009	322,500	$1.13

As of December 31, 2009, options to acquire 247,500 shares at a weighted average exercise price of $1.39 per share were exercisable, with an aggregate intrinsic value of $41,250 and a weighted average remaining contractual term of 3.8 years with a range of exercise prices of $0.15 - $12.12.

	Options Outstanding		Options Exercisable
Exercise Prices	As of December 31, 2009	Weighted Average Contractual Life Remaining	As of December 31, 2009
$0.15	150,000	3.9 years	150,000
$0.29	75,000	4.9 years	—
$0.98	30,000	7.6 years	30,000
$1.80	2,500	2.7 years	2,500
$2.19	50,000	1.8 years	50,000
$11.75	10,000	2.7 years	10,000
$12.12	5,000	2.7 years	5,000
	322,500		247,500

The weighted average per share fair value price of options granted during 2009 and 2008 was $0.26 and $0.13, respectively. The total intrinsic value of options exercised during 2008 and 2009 was $0 and $0, respectively.

Restricted Stock.  We have issued shares of restricted stock to our directors and certain officers and employees. The restricted shares vest annually over periods of one to four years. The following table summarizes restricted stock activity during the fiscal years ended December 31, 2009 and 2008, as follows:

Shares
Restricted shares January 1, 2008	686,393
Granted	1,446,000
Vested	(722,393)
Forfeited	—
Restricted shares January 1, 2009	1,410,000
Granted	150,000
Vested	(600,005)
Forfeited	(125,000)
Restricted shares December 31, 2009	834,995

The weighted average fair market value of restricted shares vested during 2009 and 2008 was $121,468 and $202,270, respectively. The weighted average per share fair value price of restricted stock granted during 2009 and 2008 was $0.22 and $0.19, respectively.

As of December 31, 2009, there was approximately $153,000 of total unrecognized compensation cost related to share based compensation arrangements granted under our stock award plans that are expected to vest. We expect to recognize that cost over a weighted average period of 1.3 years.

11.	Profit Sharing Retirement Plan

We have a profit sharing retirement plan for eligible employees. The plan has profit sharing and 401(k) components. Our contribution under the profit sharing portion of the plan is discretionary. Under the 401(k) part of the plan, each employee may contribute, on a pre-tax basis, up to the maximum allowed under the Internal Revenue Code.

No amounts were accrued or paid for profit sharing for 2008 and 2009. We paid matching contributions of approximately $51,000 and $37,000 to our defined contribution plans for the years ended December 31, 2009 and 2008, respectively.

12.	Commitments and Contingent Liabilities

We have operating leases, primarily for office and warehouse space, with expiration dates through 2013. Minimum lease payments for our operating leases are: 2010 - $350,000; 2011 - $243,000; 2012 - $215,000; and 2013 - $107,000.

Rental expense included in operations for 2009 and 2008 was $304,000 and $182,000, respectively.

As of December 31, 2009, we had a letter of credit issued on our behalf by Wells Fargo Bank, N.A. in the amount of $800,000 in connection with our vault cash agreement. The letter of credit is supported by cash deposited with Wells Fargo Bank, N.A.

13.	Concentrations and Related Party Transactions

We have purchased most of our ATMs from two suppliers, Hyosung and Triton Systems. In addition, NCR Corporation provides maintenance services for our company-owned installed ATMs. In 2009, we purchased parts and services for ATM Equipment from NCR Corporation totaling approximately $1.8 million and from Triton Systems totaling approximately $1.8 million. At December 31, 2009, we had $145,000 of outstanding accounts payable to NCR Corporation.

In connection with the acquisition of LJR Consulting, we entered into a vault cash agreement with the owner, who is now our Chief Operating Officer. The agreement called for us to return vault cash, estimated at the date of closing, as it was replaced with vault cash supplied by our primary vault cash supplier. The vault cash has been returned in full as of January 2010.

In connection with the acquisition of LJR Consulting, we entered into a $9.8 million principal amount promissory note payable to Douglas Falcone, the former owner of LJR Consulting who is now our Chief Operating Officer.

14.	Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Sales	$22,245	$23,130	$23,319	$20,654
Net sales	7,264	7,293	8,028	6,873
Gross profit	3,657	3,579	3,911	3,663
Loss from operations	(597)	(3,232)	(2,628)	(165)
Basic and diluted loss per share	(0.03)	(0.15)	(0.12)	(0.01)
2008:
Sales	$18,065	$23,872	$25,221	$21,455
Net sales	7,438	8,976	8,703	6,752
Gross profit	2,740	3,816	3,454	3,213
Loss from operations	(435)	(3,706)	(1,061)	(20,933)
Basic and diluted loss per share	(0.03)	(.18)	(.05)	(0.97)

In April 2008, we acquired LJR Consulting Corp., d.b.a. Access To Money (“Access to Money”), which was a large independently-owned ATM company. This acquisition added 4,200 ATMs to our portfolio and brought with it a service infrastructure that we can continue to build upon.

During the fourth quarter of 2008 we recorded a non-cash charge of $19.8 million for the impairment of goodwill.

In the second and third quarters of 2009, loss from operations includes $2.9 million and $2.4 million of loss on warrant value, respectively.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders to be filed not later than 120 days after December 31, 2009 and is incorporated herein by this reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders to be filed not later than 120 days after December 31, 2009 and is incorporated herein by this reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders to be filed not later than 120 days after December 31, 2009 and is incorporated herein by this reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders to be filed not later than 120 days after December 31, 2009 and is incorporated herein by this reference.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of shareholders to be filed not later than 120 days after December 31, 2009 and is incorporated herein by this reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report

1.  Financial Statements

2.  Financial Statement Schedules:

II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits:

(a)  The exhibits listed below are filed as part of this report

Exhibit Number
2.1	Stock Purchase Agreement dated April 18, 2008 between TRM Corporation and Douglas Falcone (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the quarter ended March 31, 2008)
2.2	Agreement dated January 24, 2007 between TRM Corporation, and Notemachine Limited (incorporated herein by reference to Exhibit 2.4 of Form 10-K for the fiscal year ended December 31, 2006)
2.3	Agreement and Plan of Merger between TRM Corporation and Access to Money, Inc., a wholly-owned subsidiary of TRM Corporation (incorporated herein by reference to Appendix C of the Definitive Proxy Statement filed on April 30, 2009)
3.1	Certificate of Incorporation of Access to Money, Inc. (incorporated herein by reference to Appendix D of the Definitive Proxy Statement filed on April 30, 2009)
3.2	By-laws of Access to Money, Inc. (incorporated herein by reference to Appendix E of the Definitive Proxy Statement filed on April 30, 2009)
4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])
4.2	Amended and Restated Warrant to GSO Credit Opportunities Fund (Helios), L.P., dated April 18, 2008 (incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended March 31, 2008)
4.3	Amended and Restated Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended March 31, 2008)
4.4	Amended and Restated Warrant to GSO Special Situations Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.7 of Form 10-Q for the quarter ended March 31, 2008)

Exhibit Number
4.5	Amended and Restated Warrant to GSO Domestic Capital Funding Partners LP., dated April 18, 2008 (incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended March 31, 2008)
4.6	Warrant to LC Capital Master Fund, Ltd., dated February 8, 2008 (incorporated herein by reference to Exhibit 4.8 of Form 10-K for the fiscal year ended December 31, 2007)
4.7	Warrant to LC Capital Master Fund, Ltd., dated April 18, 2008 (incorporated herein by reference to Exhibit 4.9 of Form 10-Q for the quarter ended March 31, 2008)
4.8	Warrant to LC Capital Master Fund dated April 18, 2008 (incorporated herein by reference to Exhibit 4.10 of Form 10-Q for the quarter ended June 30, 2008)
4.9	Warrant to Cadence Special Holdings II, LLC., dated April 18, 2008 (incorporated herein by reference to Exhibit 4.11 of Form 10-Q for the quarter ended June 30, 2008)
4.10	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 of Form 8-K filed on November 22, 2006)
4.11	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 of Form 8-K filed on November 22, 2006)
4.12	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 of Form 8-K filed on November 22, 2006)
4.13	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 of Form 8-K filed on November 22, 2006)
10.1	a) Lease dated April 15, 2008 between Christian N. Peter and LJR Inc. T/A Access to Money (incorporated herein by reference to Exhibit 10.1(a) of Form 10-K for the fiscal year ended December 31, 2008)

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

10.2	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A of the Definitive Proxy Statement filed on April 30, 2009)
10.3	Amendment No. 2 to the TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B of the Definitive Proxy Statement filed on April 30, 2009)
10.4	a) Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005
b) Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)

Exhibit Number
c) Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)
10.5	Employment Agreements:

    a)

Amendment No. 1 to the Employment Agreement effective December 1, 2008, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.6(a) of Form 10-K for the fiscal year ended December 31, 2008)

    b)

Amendment No. 1 to the Employment Agreement effective December 1, 2008, by and between TRM Corporation and Michael J. Dolan (incorporated herein by reference to Exhibit 10.6(b) of Form 10-K for the fiscal year ended December 31, 2008)

    c)

Amendment No. 1 to the Employment Agreement effective December 1, 2008, by and between TRM Corporation and Douglas B. Falcone (incorporated herein by reference to Exhibit 10.6(c) of Form 10-K for the fiscal year ended December 31, 2008)

d) Employment Agreement dated April 18, 2008 by and between TRM Corporation and Douglas Falcone (incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2008)
e) Employment Agreement dated May 21, 2007, by and between TRM Corporation and Richard B. Stern (incorporated herein by reference to Exhibit 10.6(c) of Form 10-Q for the period ended March 31, 2007)
f) Employment Agreement dated August 1, 2007 by and between TRM Corporation and Michael Dolan (incorporated herein by reference to Exhibit 10.6(a) of Form 10-Q for the period ended June 30, 2007)
10.6

a)

Securities Purchase Agreement dated February 8, 2008 by and among TRM Corporation, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC (incorporated herein by reference to Exhibit 10.11(a) of Form 10-K for the fiscal year ended December 31, 2007)

b)

Amendment No. 1 to Securities Purchase Agreement dated July 21, 2008, by and among TRM Corporation, Lampe Conway & Co., LLC and LC Capital Master Fund, Ltd (incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2008)

c)

Amendment No. 5 to Securities Purchase Agreement dated November 5, 2008 by and among TRM Corporation, Lampe Conway & Co., LLC and LC Capital Master Fund, Ltd (incorporated herein by reference to Exhibit 10.11 of Form 10-Q for the quarter ended September 30, 2008)

d)

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

Exhibit Number
10.7

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

10.8	Subordinated Promissory Note issued to Douglas Falcone on April 18, 2008 (incorporated herein by reference to Exhibit 10.13 of Form 10-Q for the quarter ended March 31, 2008)
10.9	Vault Cash Agreement dated April 18, 2008 between TRM Corporation and Douglas Falcone (incorporated herein by reference to Exhibit 10.14 of Form 10-Q for the quarter ended March 31, 2008)
10.10	ATM Vault Cash Purchase Agreement effective June 26, 2008 by and among Genpass Technologies, LLC doing business as Elan Financial Services, TRM Inventory Funding Trust, TRM ATM Corporation, and DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (incorporated herein by reference of Form 10-Q for the quarter ended June 30, 2008
10.11	ATM Vault Cash Purchase Agreement, effective November 3, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation, TRM Inventory Funding Trust and DZ Bank, AG, Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main (incorporated herein by reference of Form 10-Q for the quarter ended September 30, 2008)
10.12

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

Exhibit Number
h)	Cash Provisioning Agreement, dated October 31, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation and Mount Vernon Money Center (incorporated herein by reference to Exhibit 10.7 of Form 10-Q for the quarter ended September 30, 2008)
10.13	Termination Agreement, dated November 5, 2008, by and among TRM Inventory Funding Trust, TRM ATM Corporation, Autobahn Funding Company LLC, DZ Bank, AG, Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main, GSS Holdings Inc., U.S. Bank National Association and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.8 of Form 10-Q for the quarter ended September 30, 2008)
10.14	Services Agreement dated November 3, 2008, by and among U.S. Bank National Association doing business as Elan Financial Services, TRM ATM Corporation, and eFunds Corporation (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended September 30, 2008)
10.15	Irrevocable Letter of Credit dated October 31, 2008 from Wells Fargo Bank, N.A. in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended September 30, 2008)
21.1	Subsidiaries of the Registrant
23.1	Consent of Friedman LLP
23.2	Consent of McGladrey & Pullen, LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cherry Hill, New Jersey, on March 19, 2010.

ACCESS TO MONEY, INC.

By:	/s/ Richard B. Stern Richard B. Stern President and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 19, 2010 on behalf of the registrant and in the capacities indicated:

Signature	Title
/s/ Richard B. Stern Richard B. Stern	President and Chief Executive Officer (Principal Executive Officer)
/s/ Michael J. Dolan Michael J. Dolan	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Douglas B. Falcone Douglas B. Falcone	Director
/s/ Ethan S. Buyon Ethan S. Buyon	Director
/s/ Thomas S. McNamara Thomas S. McNamara	Director
/s/ Kenneth Paull Kenneth Paull	Director
/s/ Michael E. Venezia Michael E. Venezia	Director

EXHIBIT INDEX

Exhibit Number
21.1	Subsidiaries of the Registrant
23.1	Consent of Friedman LLP
23.2	Consent of McGladrey & Pullen, LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2008 and 2009
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deduction Writeoffs	Balance at End of Period
Year ended December 31, 2008
Allowance for deferred taxes	53,937	8,805	—	62,742
Allowance for doubtful accounts	354	294	—	648
Year ended December 31, 2009
Allowance for deferred taxes	62,742	—	(21,693)	41,049
Allowance for doubtful accounts	648	—	(376)	272