Form 10-Q
period 2010-03-31
Access to Money, Inc.
filed 2010-05-13
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,310,624 shares of common stock outstanding at May 12, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

Access to Money, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$5,869	$5,770
Restricted cash	800	800
Accounts receivable, net	3,678	2,494
Leases receivable, net	70	109
Inventories	990	767
Prepaid expenses and other	353	289
Deferred financing costs	259	259
Total current assets	12,019	10,488

Property and equipment, net	2,983	3,220
Intangible assets, net	1,606	1,711
Goodwill	10,559	10,559
Deferred financing costs, long term	13	78
Other assets	252	319
Total assets	$27,432	$26,375

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$7,183	$5,639
Accrued expenses	6,105	5,691
Term loans	308	1,092
Total current liabilities	13,596	12,422

Term loans and other debt	18,816	18,406
Warrants	6,886	6,747
Total liabilities	39,298	37,575

Shareholders’ deficit:
Common stock, $0.001 par value - 70,000 shares authorized; 22,086 shares issued and outstanding	135,941	135,891
Preferred stock - 5,000 shares authorized; none issued and outstanding	-	-
Additional paid-in capital	63	63
Accumulated deficit	(147,870)	(147,154)
Total shareholders’ deficit	(11,866)	(11,200)
Total liabilities and shareholders’ deficit	$27,432	$26,375

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.
Condensed Consolidated Statements of Operations
Three months ended March 31, 2010 and 2009
(Unaudited)
(In thousands, except per share data)

	2010	2009

Sales	$22,203	$22,245
Commissions	14,572	14,981
Net sales	7,631	7,264

Cost of sales	4,318	3,607

Gross profit	3,313	3,657

Selling, general and administrative expense	2,585	2,810

Operating income	728	847

Interest expense	757	734
Amortization of debt issuance costs	559	554
Other expense (income)	(18)	(7)
Loss on asset disposal	7	41
Change in fair value of warrants	139	122

Net loss before income taxes	(716)	(597)

Provision (benefit) for income taxes	-	-

Net loss	$(716)	$(597)

Weighted average common shares outstanding	22,086	21,486
Basic and diluted loss per share:	$(.03)	$(.03)

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.
Condensed Consolidated Statement of Shareholders’ Deficit
Three months ended March 31, 2010
(Unaudited)
(In thousands)

	Common		Additional paid-in	Retained earnings (accumulated
	Shares	Amounts	capital	deficit)	Total
Balances, December 31, 2009	22,086	$135,891	$63	$(147,154)	$(11,200)
Net loss		-	-	(716)	(716)
Share-based compensation		50	-	-	50
Balances, March 31, 2010	22,086	$135,941	$63	$(147,870)	$(11,866)

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(716)	$(597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,053	979
Non-cash share-based compensation	50	27
Loss on disposal or retirement of equipment	7	41
Provision for doubtful accounts	38	37
Change in warrant value	139	122
Changes in assets and liabilities, net of acquisitions
Restricted cash	-	1,200
Accounts receivable	(1,222)	(127)
Lease receivable	39
Inventories	(223)	(234)
Prepaid expenses and other	(64)	17
Accounts payable	1,545	947
Accrued expenses	414	(78)
Cash provided by operating activities	1,060	2,334

Cash flows from investing activities:
Capital expenditures	(92)	(406)
Proceeds from sale of equipment	-	1
Acquisition of intangible and other assets	-	16
Cash (used in) investing activities	(92)	(389)
Cash flows from financing activities:
Payment on term loans	(869)	(255)
Cash (used in) financing activities	(869)	(255)
Net increase in cash and cash equivalents	99	1,690
Beginning cash and cash equivalents	5,770	4,535
Ending cash and cash equivalents	$5,869	$6,225

Supplemental cash flow information:
Cash paid for interest	$64	$13

See accompanying notes to condensed consolidated financial statements.

ACCESS TO MONEY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Access to Money, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements, and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods.  These condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2010.

2.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are an independent sales organization, or ISO, servicing businesses in the operation of automated teller machines, or ATMs.  We entered the ATM business in 1999 and expanded operations through both internal growth and acquisitions from 1999 to 2008.  In June 2009, we merged TRM Corporation into Access to Money, Inc., a Delaware corporation, for purposes of changing our state of incorporation and our name to Access to Money, Inc.  At March 31, 2010, we had approximately 12,000 ATMs under contract.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Access to Money, Inc. and its subsidiaries.  Our subsidiaries at March 31, 2010 consisted of TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, TRM ATM Corporation, TRM ATM Acquisition Corporation, Access Cash International LLC, Access to Money-SL, LJR Consulting Corp., and FPC France Ltd.

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

•	Level 1 - quoted prices for identical instruments in active markets;
•
Level 2 - quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 - fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc.  Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement.  As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable.  Internal fair value models and techniques we used include discounted cash flow and Black Scholes valuation models.  We also consider our counterparty's and own credit risk on derivatives and other liabilities measured at fair value based on valuation technique Level 3.

Financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments.  Fair value approximates the carrying value of our borrowings under our variable-rate long-term debt, based upon interest rates available for the same or similar instruments.  In 2009, the majority of our debt had fixed interest rates and the fair value is estimated at $22.1 million using Level 3 inputs.

Restricted Cash

At March 31, 2010 and December 31, 2009 we had $800,000 of cash held by a bank as collateral for a letter of credit that is classified as restricted cash on our balance sheet.  The restricted cash pertains to a term under an agreement with our vault cash supplier.

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

Accounts receivable are shown net of allowance for doubtful accounts of $295,000 and $272,000 at March 31, 2010 and December 31, 2009, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs and related parts and equipment.  ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service.  Once the ATM or part is sold, it is relieved to cost of sales.

The following table summarizes inventories (in thousands):

	March 31,	December 31,
	2010	2009
ATMs held for resale	$693	$439
Parts	297	328
	$990	$767

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

Goodwill and Intangible Assets

As of March 31, 2010 and December 31, 2009, our assets included goodwill of $10.6 million, and intangible assets with net carrying amounts of $1.6 million and $1.7 million, respectively.  Goodwill is tested for impairment at least annually and whenever a triggering event is identified that may indicate an impairment has occurred.  Potential impairment indicators include a significant decline in revenues or a decline in our capitalization below carrying value.  Goodwill is tested by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value.  If the carrying value exceeds the estimated fair value, a second test is needed to measure the amount of potential goodwill impairment.  The second step requires the estimated fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test.  The excess estimated fair value of the reporting unit over the estimated fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment.  We perform an annual impairment test as of November 30 each fiscal year.

Since December 31, 2009 there have been no indicators of impairment.

The following table summarizes Goodwill and Intangible Assets at March 31, 2010 (in thousands):

	Gross Carrying	Accumulated
	Value	Amortization	Net
Goodwill	$10,559	$-	$10,559
Intangible Assets	2,446	(840)	1,606
Total	$13,005	$(840)	$12,165

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

Warrants

Effective January 1, 2009, we adopted new accounting guidance that can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a change in our stock price.  Protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.  We evaluated and determined that outstanding warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price and as a result we have recognized these warrants as a liability at their respective fair values on each reporting date.

Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  All outstanding options and warrants were excluded from the calculation of diluted earnings per share for 2009 and 2008 because their inclusion would have been antidilutive.

3.           ACCRUED AND OTHER EXPENSES

The following table summarizes accounts payable and accrued liabilities (in thousands):.

	March 31, 2010	December 31, 2009
Accrued payroll expenses	256	339
Interest payable	3,356	2,675
ATM maintenance and other expenses	264	438
Other accrued expenses	2,220	2,239
	$6,105	$5,691

4.         TERM LOANS PAYABLE AND OTHER DEBT:

The following table summarizes term loans and other debt (in thousands):

	March 31,	December 31,
	2010	2009
Lampe Loan Facility	10,000	10,000
Cadence Special Holdings II, LLC	1,000	1,000
Note payable to former owner of LJR Consulting	9,755	9,755
Notemachine	-	324
Other debt	446	991
Debt discount	(2,077)	(2,572)
	$19,124	$19,498

On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") with LC Capital Master Fund, Ltd. ("LC Capital") as lender and Lampe, Conway & Co., LLC ("Lampe") as administrative and collateral agent.  The $11.0 million note accrues interest at 13% per annum, payable semiannually, is due in April 2011, and is collateralized by substantially all of our assets and the assets of our subsidiaries.  The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments, meet a minimum trailing twelve-month consolidated EBITDA target of $6.0 million, and maintain at least 10,250 transacting ATMs.

On May 30, 2008, LC Capital assigned 10% of the promissory note to Cadence Special Holdings II, LLC ("Cadence").

On April 18, 2008, as part of the purchase price for the capital stock of LJR Consulting, we issued a note payable in the amount of $9.8 million, to Douglas Falcone, the former owner of LJR Consulting and current Chief Operating Officer of the Company.  The note accrues interest at 13% per annum payable quarterly and the principal balance is due April 18, 2015.  Payments under the promissory note are subordinated to the payment in full of the Lampe Loan Facility.  Payments on the note have been deferred by Douglas Falcone and interest due is reported as interest payable under accrued expenses.

We had $446,000 and $991,000 of other debt as of March 31, 2010 and December 31, 2009, respectively.  The debt at December 31, 2009, included notes payable balances due to Douglas Falcone for vault cash in connection with his ownership of LJR Consulting, and to a bank for a lease related to a customer project.  The balance due Douglas Falcone was repaid as we replaced the cash in our ATMs previously funded by Douglas Falcone with cash provided by our primary vault cash provider.  The balance as of March 31, 2010 consists of the bank note related to the customer project which is paid monthly with an interest rate of 7.5% through August 2011, and an auto loan.

On March 1, 2010, we made the final payment on our note to Notemachine Limited.

5.           WARRANTS

Common Stock Warrants

We have four warrants outstanding which provide the holders to purchase up to an aggregate of 18.1 million shares of common stock upon exercise.

The following tables list the warrant holders and their grants (in thousands):

Holder	Amount	Exercise Price	Expiration Date
LC Capital Master Fund, Ltd.	11,250	$0.28	April 2015
LC Capital Master Fund, Ltd.	2,500	$0.28	February 2015
Cadence Special Holdings II, LLC	1,250	$0.28	April 2015
GSO	3,072	$0.28	November 2013
	18,072

All warrants are exercisable at any time and we have agreed to register the shares issuable upon the exercise of the warrants.  We use a Black-Scholes valuation model to estimate the fair value of the issued warrants.  The cost associated with the GSO warrants was accelerated and expensed in 2008 due to the payment of the GSO debt.  We are currently amortizing the initial value of the LC Capital and Cadence warrants, $5.9 million, as debt issuance cost over the term of the debt associated with those warrants.  The relative factors used in the initial valuation of these warrants included the term of the warrant, a risk free rate of 3.8%, and volatility percentage of 133.4.

6.           VAULT CASH

In general, we rent vault cash under a bailment arrangement from financial institutions and pay negotiated fees for the use of that money when it is placed in ATMs we are responsible for supplying cash to.  The vault cash is controlled by employees of the financial institutions and armored car carriers who we contract with to deliver the cash to our ATMs.  As cash withdrawals are made at the ATMs, processing companies settle the transactions and send funds back to the financial institutions for transactions made the previous day.  We have a contract with the bank and armored car carriers stating that the vault cash belongs to the bank and that neither we nor the armored car carrier has any legal rights to the funds.

During the quarter ending March 31, 2010, our rental fee for the use of funds was calculated using an interest rate of 2.75% and the average monthly amount of cash used to vault our ATMs was $45.6 million.  The cost associated with our vault cash for the first quarter of 2010 was $513,000 and is reported in cost of sales.

7.         SHARE-BASED COMPENSATION

The Company calculates the fair value of stock-based instruments awarded to employees on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  The following table reflects the total share-based compensation expense amounts included in the Company’s Condensed Consolidated Statements of Operations for the three month period ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Option grants	$14	$7
Restricted shares	36	20
Total share-based compensation expense	$50	$27

Options.  The following table summarizes stock option activity during the three months ended March 31, 2010, as follows:

	Number of shares	Weighted average exercise price
Options Outstanding January 1, 2010	322,500	$1.13
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options Outstanding March 31, 2010	322,500	$1.13

As of March 31, 2010, options to purchase 247,500 shares of common stock at a weighted average exercise price of $1.39 per share were vested and exercisable.

Restricted Stock.  The following table summarizes restricted stock activity during the three months ended March 31, 2010, as follows:

Shares
Restricted shares January 1, 2010	834,995
Granted	25,000
Vested	-
Forfeited	-
Restricted shares March 31, 2010	859,995

8.           PROVISION FOR INCOME TAXES

We have recorded no benefit from our losses for the first three months of 2009 or 2010 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.  As of March 31, 2010, we have net operating losses of approximately $61.2 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2028, and our Canadian subsidiary has net operating loss carryforwards of approximately $15.0 million available to offset future taxable income in Canada which expire in the years 2010 through 2017.  However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.

9.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments.  The carry amounts of our long-term liabilities approximate the estimated fair values at March 31, 2010 based on our ability to acquire similar debt at similar maturities.

Warrants

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using a Black-Scholes model as of March 31, 2010.

Balance as of January 1, 2010	$6,747
Increase in fair value of warrants	139
Balance as of March 31, 2010	$6,886

We determined the fair value of our warrants using a Black-Scholes model.  The significant assumptions considered by the model were the amounts of outstanding warrants, the remaining term of each warrant, the per share stock price of $0.44, a risk free rate of 2.62%, and a historical volatility of 122.0%.

10.        SUBSEQUENT EVENTS

None.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: a decline in ATM transaction volume or fees, changes in technology standards, a failure by third parties to service our ATMs, regulatory changes, increases in interest rates, the inability to obtain cash for our ATMs, reduction in the number of transacting ATMs, market acceptance of our student loan processing services, demand for student loans, availability of credit, changes in regulations regarding student loans and financial institutions, and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise.

Overview

We are an independent sales organization which acts as the source for businesses to purchase and operate automated teller machines, or ATMs.  From 1999 to 2008, we expanded our ATM sales, service and operations through internal growth and acquisitions including the acquisition of a network of over 15,000 ATMs in November 2004 from eFunds, and 4,200 ATMs in April 2008 when we acquired LJR Consulting, an independently-owned ATM company ("LJR Consulting").

We currently manage, own and operate approximately 12,000 ATMs across the United States (typically under multi-year contracts) for independent store owners, larger retail chains, hotels, stadiums, universities, banks, credit unions, and other financial institutions.  We also offer our financial institution clients a one-stop solution for new branch construction and fit outs.  In addition to providing our merchant customers with supplemental revenues from transaction fees, we believe that the presence of ATMs in a merchant’s store helps to promote higher foot traffic, increased impulse purchases, and longer shopping times since they often make the retail site a destination for cash.  We attempt to maximize the usefulness of our ATMs to our customers by participating in as many Electronic Funds Transfer Networks ("EFTNs") as practical, including NYCE, Visa, MasterCard, Cirrus, Plus, American Express, Discover/Novus, STAR, Allpoint and Moneypass.

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

One of the key changes we have made to help identify the Company to the public was to change our corporate name to "Access to Money, Inc." We believe this name and brand uniquely identify the products and services we offer and provides a simple, yet powerful, vision and connection to our clients, industry and consumers.

Economic and Strategic Outlook

We expect to continue to improve our cash flow through expense management, new sales, and efforts to restructure our debt and its associated cost. Through our continued cost management and efficiency measures we were able to drive gross profit and operating profit to forecasted levels. The transaction volume reduction was partially due to the selective removal of lower performing unprofitable ATMs based on profitability analyses we performed across our portfolio. We will continue to evaluate the profitability of our ATMs on a regular basis and make decisions to maximize the value of each unit.

While changes in consumer practices have impacted the number of ATM transactions, we have continued to leverage our partnership with Select-A-Branch to deploy Select-A-Branch enabled ATMs which provide surcharge free transactions to participating financial institutions. We continue to see significant increases in transaction volume at surcharge free machines which have been installed at specific locations of our largest customers.

We also continue to pursue agreements with national and regional retailers, franchisors, and associations to deploy our ATMs in all of their locations. These efforts have resulted in our selection as one of two approved vendors to Dunkin Donuts and as the preferred provider to the Credit Union League of Connecticut.

Our master agreement with Cumberland Farms to supply ATMs to all of its stores recently expired. While we have been in discussions regarding renewal, it is now apparent that the agreement will not be renewed. Therefore, we expect a reduction in the number of ATMs currently operating in Cumberland Farms stores over the next six to twelve months. If we are unable to replace these expiring transacting units with new business, our financial results for future periods would be adversely affected.

We continue to move our student loan services business forward by our new partnership with People Capital. By combining our services along with People Capital's turnkey solution for the selection, origination and servicing of private student loans, we look to bring People Capital's loan lending technology to credit unions and community banks across the country. This partnership provides us with the ability to offer both origination and servicing support to our customers.

Results of Operations

The following tables set forth information from our Condensed Consolidated Statements of Operations and selected operating amounts.  The results are in thousands except for operating amounts and percentages.

Three Months ended March 31, 2010 Compared to Three Months ended March 31, 2009

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%

Transaction-based sales	$20,184	100.0%	$20,781	100.0%
Less commissions	14,572	72.2%	14,981	72.1
Net transaction-based sales	5,612	27.8%	5,800	27.9%
Service and other sales	605		1,034
Sales of ATM equipment	1,330		363
Branch build out	84		66
Net sales	7,631		7,264
Cost of sales	4,318		3,607
Gross profit	$3,313		$3,657

Operating data:
Average number of transacting ATMs	10,983		11,425
Withdrawal transactions	8,194,709		8,691,180
Average withdrawals per ATM per month	249		254
Average gross transaction-based sales per withdrawal transaction	$2.46		$2.39
Average commission per withdrawal transaction	$1.78		$1.72
Average net transaction-based sales per withdrawal transaction	$.68		$.67

Sales

Transaction-based sales were $20.2 million during the first quarter of 2010 compared to $20.8 million for the same period in 2009.  This $600,000, or 2.9%, decrease was primarily attributable to fewer transacting units between the periods due to the selective removal of lower performing units in 2009.  Service and other sales decreased $429,000 to $605,000 in the first quarter of 2010 compared to 2009.  This was primarily due to fewer field service calls than the first quarter of 2009 as a result of improved over-the-phone technical assistance by our in-house service team and a larger amount of our ATM population consisting of newer units compared to past periods.

The average number of transacting ATMs in our network during the first quarter of 2010 decreased by 442 from the first quarter of 2009 primarily as the result of normal attrition and the selective removal of underperforming ATMs during 2009.  The decrease in the number of transacting machines contributed to a $496,000, or 5.7%, decrease in the number of withdrawal transactions during the three months ended March 2010 as compared to the three months ended March 31, 2009.

Commissions

Commissions decreased from $15.0 million in the first quarter of 2009 to $14.6 million in the first quarter of 2010.  This decrease of approximately $400,000, or 2.7%, resulted primarily from fewer transactions.  As a percentage of transaction-based sales, commissions increased to 72.2% in the first quarter of 2010 from 72.1% in the first quarter of 2009.  The average commission per withdrawal transaction increased to $1.78 for the first quarter of 2010 as compared to $1.72 for the first quarter of 2009.  The higher commission per withdrawal is the combination of new commission structures on recently sold ATM contracts compared to those for machines that were taken out of service and higher transaction volumes during 2009.

Cost of Sales

Cost of sales from operations consist primarily of cost of vault cash, maintenance and third party service costs, and ATM processing costs.  Costs of sales increased approximately $712,000, or 19.7%, to $4.3 million during the first quarter of 2010 compared to $3.6 million in the first quarter of 2009, resulting in a $344,000, or 9.4%, decrease in gross profit to $3.3 million from $3.7 million in the first quarter of 2009.

Our cost of vault cash increased by $48,000, or 10.5%, to $513,000 during the first quarter of 2010 from $465,000 in the first quarter of 2009.  The number of ATMs which we provide cash for increased by 4.1% from 2,147 in March 2009 to 2,235 in March 2010.  The average amount of vault cash used in the first quarter of 2010 increased by 10.9%, to $45.6 million from $41.1 million during the first quarter of 2009.  The interest rate on our vault cash facility remained constant at 2.75% between March 31, 2009 and March 31, 2010.

Maintenance and third party service costs decreased $23,000 to $857,000 in the first quarter of 2010 compared to $881,000 in the first quarter of 2009.

Processing fees decreased $262,000, or 36.8%, to $449,000, in the first quarter of 2010 compared to $711,000 in the first quarter of 2009.  The decrease is due to the combination of lower transactions in the first quarter of 2010 as compared to the first quarter of 2009 and a credit received from one of our processors for incorrect charges billed during fiscal year 2009.

Armored car costs decreased $211,000, or 30.8%, to $475,000 in the first quarter of 2010 from $686,000 in the first quarter of 2009.  This reduction is primarily attributable to the reconciliation of accrued cost in comparison to the actual cost.

The cost of machine sales increased $1.1 million, or 390.1%, to $1.4 million in the first quarter of 2010 compared to $284,000 in the first quarter of 2009.  This increase is due to improved sales between the first quarter of 2009 and the first quarter of 2010, which we attribute to both new and existing customers having more confidence in the financial condition of the economy combined with the expansion of ATM offerings in their retail locations.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $225,000, or 8.0%, to $2.6 million in the first quarter of 2010 from $2.8 million in the first quarter of 2009.  Selling, general and administrative expense as a percent of net sales decreased to 33.9% in the first quarter of 2010 from 38.7% in the first quarter of 2009.

Payroll costs decreased by $229,000, or 15.9%, to $1.2 million in the first quarter of 2009 from $1.4 million in the first quarter of 2009.  This decrease is attributable to the reversal of accrued bonus for 2009 which was not paid.

Our cost for outsourced and professional services decreased by $40,000, or 29.1%, in the first quarter of 2010 compared to the first quarter of 2009, primarily due to a lesser need for external assistance on projects handled by internal resources.

Operating Income

During the first quarter of 2010, we generated $728,000 of operating income as compared to $847,000 in the first quarter of 2009.

Interest Expense, Amortization of Debt Issuance Costs

Interest expense remained constant between the first quarter of 2010 and 2009 at $757,000 and $734,000, respectively.

Amortization of debt issuance cost also remained flat between the first quarter of 2010 and 2009 at $559,000 and $554,000, respectively.

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

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of March 31, 2010 (in thousands).

Balance as of December 31, 2009	$6,747
Increase in fair value of warrants	139
Balance as of March 31, 2010	$6,886

Provision for Income Taxes

We have recorded no benefit from our losses for the first quarter of 2010 and 2009 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.

Net Loss

We recognized a net loss of $716,000 for the first quarter of 2010 compared to a net loss of $597,000 for the first quarter of 2009.

Liquidity and Capital Resources

Our principal ongoing funding requirements are for working capital to finance operations, make debt payments, and fund capital expenditures.  We believe that our liquidity and capital resources are adequate for our currently anticipated needs over the next twelve months.

Net cash provided by operating activities during the quarter ended March 31, 2010 was $1.1 million compared to $2.3 million during the quarter ended March 31, 2009.  During the first three months of 2010, the principal factor contributing to the decrease in cash provided by operations was the increase in restricted cash in 2009 without a comparable transaction in 2010 and changes in current accounts receivable, accrued expenses and accounts payable.

Net cash used in investing activities during the quarter ended March 31, 2010 was $92,000 compared to $389,000 in the quarter ended March 31, 2009 which related to capital expenditures of ATMs and equipment.

Net cash used for financing activities was $869,000 during the quarter ended March 31, 2010 and consisted of the repayment of term loans.  Net cash used during the quarter ended March 31, 2009 was $255,000 and was also for the repayment of term loans.

We had cash and cash equivalents of approximately $5.9 million at March 31, 2010 compared to $5.8 million at December 31, 2009.  At March 31, 2010, we had a net working capital deficit of $1.6 million compared to a net working capital deficit of $1.9 million at December 31, 2009.

For a complete description of indebtedness, please see Note 4 of our financial statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates as of March 31, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recent accounting pronouncements.

ITEM 4T.	CONTROLS AND PROCEDURES

As of March 31, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACCESS TO MONEY, INC.

Date: May 13, 2010	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer