Form 10-Q
period 2010-06-30
Access to Money, Inc.
filed 2010-08-12
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,279,011 shares of common stock outstanding at August 11, 2010.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACCESS TO MONEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash	$5,372	$5,770
Restricted cash	800	800
Accounts receivable, net	2,429	2,494
Leases receivable, net	74	109
Inventories	1,284	767
Prepaid expenses and other	481	289
Deferred financing costs	207	259
Total current assets	10,647	10,488

Property and equipment, net	3,209	3,220
Intangible assets, net	1,695	1,711
Goodwill	10,559	10,559
Deferred financing costs, long term	-	78
Other assets	323	319
Total assets	$26,433	$26,375

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,332	$5,639
Accrued expenses	5,967	5,691
Term loans	9,730	1,092
Total current liabilities	22,029	12,422

Long-term liabilities
Term loans and other debt	9,809	18,406
Warrants	4,405	6,747
Total liabilities	36,243	37,575

Shareholders’ deficit:
Common stock, $0.001 par value - 70,000 shares authorized; 22,310 and 22,086 shares issued as of June 30, 2010 and December 31, 2009, respectively, and 22,279 and 22,073 shares outstanding at June 30, 2010 and December 31, 2009, respectively	135,949	135,891
Preferred stock - 5,000 shares authorized; none issued and outstanding	-	-
Additional paid-in capital	63	63
Accumulated deficit	(145,822)	(147,154)
Total shareholders’ deficit	(9,810)	(11,200)
Total liabilities and shareholders’ deficit	$26,433	$26,375

See accompanying notes to condensed consolidated financial statements.

ACCESS TO MONEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$21,987	$23,130	$44,190	$45,375
Commissions	14,899	15,837	29,471	30,818
Net sales	7,088	7,293	14,719	14,557

Cost of sales	3,395	3,714	7,714	7,321

Gross profit	3,693	3,579	7,005	7,236

Selling, general and administrative	2,816	2,707	5,401	5,517

Operating income	877	872	1,604	1,719

Interest expense	759	735	1,516	1,469
Amortization of debt issuance costs	560	559	1,119	1,114
Other expense (income)	(10)	(86)	(30)	(106)
Loss on asset disposal	2	23	9	64
Change in fair value of warrants (income) expense	(2,482)	2,873	(2,342)	2,995

Net income (loss) before income taxes	2,048	(3,232)	1,332	(3,817)

Provision (benefit) for income taxes	-	-	-	12

Net income (loss)	$2,048	$(3,232)	$1,332	$(3,829)

Net income (loss) per common share - basic	$.09	$(.15)	$.06	$(.18)
Net income (loss) per common share – diluted	$.07	$(.15)	$.05	$(.18)

Weighted average common shares outstanding:
Basic	22,252	21,726	22,163	21,607
Diluted	29,620	21,726	28,706	21,607

See accompanying notes to condensed consolidated financial statements.

ACCESS TO MONEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flows from operating activities:
Net income (loss)	$1,332	$(3,829)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,103	2,007
Non-cash share-based compensation	58	66
Loss on disposal or retirement of equipment	9	64
Provision for doubtful accounts	132	86
Change in warrant value	(2,342)	2,995
Changes in assets and liabilities, net of acquisitions:
Restricted cash	-	1,200
Accounts receivable	(68)	235
Lease receivable	36	962
Inventories	(517)	(231)
Prepaid expenses and other	(192)	104
Accounts payable	694	(379)
Accrued expenses	276	(246)
Cash provided by operating activities	1,521	3,034

Cash flows from investing activities:
Capital expenditures	(630)	(1,130)
Proceeds from sale of equipment	-	31
Acquisition of intangible and other assets	(339)	(6)
Cash (used in) investing activities	(969)	(1,105)

Cash flows from financing activities:
Payment of term loans	(950)	(533)
Borrowings on notes payable	-	57
Cash (used in) financing activities	(950)	(476)

Net (decrease) increase in cash and cash equivalents	(398)	1,453
Beginning cash and cash equivalents	5,770	4,535
Ending cash and cash equivalents	$5,372	$5,988

Supplemental cash flow information:
Cash paid for interest	$797	$808

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

Description of Business

We are an independent sales organization, or ISO, servicing businesses in the operation of automated teller machines, or ATMs.  We entered the ATM business in 1999 and expanded operations through both internal growth and acquisitions.  In June 2009, we merged TRM Corporation into Access to Money, Inc., a Delaware corporation, for purposes of changing our state of incorporation and our name to Access to Money, Inc.  At June 30, 2010, we had approximately 12,000 ATMs under contract.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Access to Money, Inc. and its subsidiaries.  Our subsidiaries at June 30, 2010 consisted of TRM Copy Centers (USA) Corporation, TRM (Canada) Corporation, TRM ATM Corporation, TRM ATM Acquisition Corporation, Access Cash International LLC, Access to Money-SL, Inc., LJR Consulting Corp., and FPC France Ltd.

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

Fair Value Measurements

We measure and disclose the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. GAAP.  The fair value hierarchy has three levels which are based on reliable available inputs of observable data.  The hierarchy requires the use of observable market data when available.  The levels are defined as follows:

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc.  The primary valuation model we use is the Black-Scholes model.

Financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments.  Fair value approximates the carrying value of our borrowings under our variable-rate long-term debt, based upon interest rates available for the same or similar instruments.  In 2010, the majority of our debt had fixed interest rates and the fair value is estimated at $21.1 million.

Restricted Cash

At June 30, 2010 and December 31, 2009 we had $800,000 of cash held by a bank as collateral for a letter of credit that is classified as restricted cash on our balance sheet.  The restricted cash pertains to a term under an agreement with our vault cash supplier.

Revenue Recognition and Presentation

We record and report revenue pertaining to the use and operation of ATMs including, transaction based sales, service sales, equipment/hardware sales and branch build-out sales.  A portion or all of the surcharges assessed on ATM transactions is paid to the owner/merchant of the ATM based upon negotiated contract terms.  We receive daily electronic reports from ATM processing companies for ATM transactions that occur on machines we own and operate in addition to machines owned and operated by merchants contracted with us.  On a monthly basis, we use the accumulation of daily transaction data to calculate a merchant's commission.  The amount of commission is generally dependent upon transaction volumes, and we remit commission payments directly to the merchant's bank account through electronic funds transfer or make payment via a paper check.  We recognize ATM transaction sales based upon actual transactions reported monthly by ATM processing companies.  We have recently entered into a sales arrangement with a customer that contains multiple elements or deliverables as defined in revenue recognition guidance.  Under a multiple deliverable arrangement we evaluate and separate each deliverable to determine whether it represents a separate unit of accounting. In these situations, we allocate the total arrangement consideration to each unit of accounting based on the deliverable’s relative fair value.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its clients to make required payments.  At each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates the appropriate allowance based on historical experience, credit evaluations, specific client collection issues and the length of time a receivable is past due.  When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance for doubtful accounts.  Accounts receivable are shown net of allowance for doubtful accounts of $231,000 and $272,000 at June 30, 2010 and December 31, 2009, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs and related parts and equipment.  ATMs and parts available for sale are classified as inventory until such time as the machine or part is sold or installed and in service.  Once the ATM or part is sold, it is relieved to cost of sales.

The following table summarizes inventories (in thousands):

	June 30, 2010	December 31, 2009
ATMs held for resale	$929	$439
Parts	355	328
	$1,284	$767

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

Goodwill and Intangible Assets

As of June 30, 2010 and December 31, 2009, our assets included goodwill of $10.6 million and intangible assets with net carrying amounts of $1.7 million and $1.6 million, respectively.  Goodwill is tested for impairment annually or whenever a triggering event is identified that may indicate an impairment has occurred.  Potential impairment indicators include a significant decline in revenues or a decline in our capitalization below carrying value.  Goodwill is tested by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value.  Since December 31, 2009, there have been no indicators of impairment.

The following table summarizes Intangible Assets as of June 30, 2010 (in thousands):

	June 30, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization
Non-compete agreement	$175	$(128)	$47
Customer contracts	1,382	(629)	753
Distributor agreements	225	(83)	142
Non-contractual customer base	250	(92)	158
	$2,032	$(932)	$1,100
Not subject to amortization	595	-	595
	$2,627	$(932)	$1,695

Amortization of intangible and other assets, which is included in selling, general and administrative expense was approximately $180,000 and $177,000 for the three months ended June 30, 2010 and 2009, respectively, and $352,000 and $339,000 for the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

We account for income taxes in accordance with GAAP which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement reporting balances of assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or reversed.

Share-Based Compensation

Share-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period.  In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares, and the risk-free interest rate.  Compensation expense has been recognized based on the estimated grant date fair value method using the Black-Scholes valuation model.

Warrants

Effective January 1, 2009, we adopted new accounting guidance that can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a change in our stock price.  Protection provisions reduce the exercise price of a warrant or convertible instrument if an issuer either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.  We evaluated and determined that outstanding warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price and as a result, we have recognized these warrants as a liability at their respective fair values on each reporting date.

Net Income (Loss) Per Share

The Company reports its earnings per share under both the basic and diluted methods.  When calculating basic income / (loss) per share, net income / (loss) is divided by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options, restricted shares and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is greater than the market price of the Company’s stock.  For the three and six month periods ended June 30, 2009, the Company incurred net losses and the exercise price for outstanding warrants and options was greater than the average market price. Accordingly, all were excluded from the calculation of diluted earning per share as their impact on the net loss available to common stockholders was anti-dilutive.  Dilutive securities consisting of 6.8 million warrants, 411,980 shares of restricted stock, and 128,333 stock options were included in the calculation of diluted income per share for the three months ended June 30, 2010 since the Company reported net income for this period.  Dilutive securities consisting of 6.0 million warrants, 397,479 shares of restricted stock, and 121,429 stock options were included in the calculation of diluted income per share for the six months ended June 30, 2010.

3.	ACCRUED AND OTHER EXPENSES

The following table summarizes accounts payable and accrued liabilities (in thousands):

	June 30, 2010	December 31, 2009
Accrued payroll expenses	$250	$339
Accrued interest expense	3,394	2,675
Accrued ATM maintenance and other expenses	182	438
Other accrued expenses	2,141	2,239
	$5,967	$5,691

4.	TERM LOANS AND OTHER DEBT:

The following table summarizes term loans and other debt (in thousands):

	June 30, 2010	December 31, 2009
Lampe Loan Facility	$9,900	$9,900
Cadence Special Holdings II, LLC	1,100	1,100
Note payable to former owner of LJR Consulting	9,755	9,755
Notemachine	-	324
Other debt	367	991
Debt discount	(1,583)	(2,572)
	$19,539	$19,498

On April 18, 2008, we borrowed $11.0 million pursuant to a Securities Purchase Agreement with LC Capital Master Fund, Ltd. ("LC Capital") as lender and Lampe, Conway & Co., LLC ("Lampe") as administrative and collateral agent ("Lampe Loan Facility").  The $11.0 million note accrues interest at 13% per annum, payable semiannually, is due in April 2011, and is collateralized by substantially all of our assets and the assets of our subsidiaries.  The Lampe Loan Facility includes covenants that require us to maintain a certain balance of cash and investments, meet a minimum trailing twelve-month consolidated EBITDA target of $6.0 million, and maintain at least 10,250 transacting ATMs.

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

We had $367,000 and $991,000 of other debt as of June 30, 2010 and December 31, 2009, respectively.  The debt at December 31, 2009, included notes payable balances due to Douglas Falcone for vault cash in connection with his ownership of LJR Consulting, and to a bank for a lease related to a customer project.  The balance due Douglas Falcone was repaid as we replaced the cash in our ATMs previously funded by Douglas Falcone with cash provided by our primary vault cash provider.  The balance as of June 30, 2010 consists of the bank note related to the customer project which is paid monthly with an interest rate of 7.5% through August 2011, and an auto loan.

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

During the three and six months ending June 30, 2010, our rental fee for the use of funds was calculated using an interest rate of 2.75%.  During the three and six months ending June 30, 2010, the average monthly amount of cash used to vault our ATMs was $42.3 million and $44.0 million, respectively.  The cost associated with our vault cash for the three and six months ending June 30, 2010 was $517,000 and $1.0 million, respectively.

7.	SHARE-BASED COMPENSATION

The Company calculates the fair value of stock-based instruments awarded to employees on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  The following table reflects the total share-based compensation expense included in selling, general and administrative expense of the Company’s Condensed Consolidated Statements of Operations for the three month period ended June 30, 2010 and 2009 (in thousands):

	Three months ended		Six months ended
	2010	2009	2010	2009
Options	$-	$5	$14	$13
Restricted shares	20	33	55	53
Total share-based compensation expense	$20	$38	$69	$66

Options. The following table summarizes stock option activity during the three months ended June 30, 2010, as follows:

	Number of Shares	Weighted Average Exercise Price
Options Outstanding January 1, 2010	322,500	$1.13
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options Outstanding June 30, 2010	322,500	$1.13

As of June 30, 2010, options to purchase 322,500 shares of common stock at a weighted average exercise price of $1.13 per share were vested and exercisable.

Restricted Stock.  The following table summarizes restricted stock activity during the six months ended June 30, 2010, as follows:

Shares
Restricted shares January 1, 2010	834,995
Granted	25,000
Vested	225,000
Forfeited	19,999
Restricted shares June 30, 2010	614,996

8.	PROVISION FOR INCOME TAXES

We have not recorded an income tax benefit for the three month periods ending June 30, 2009 or 2010 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.  As of June 30, 2010, we have net operating losses of approximately $61.8 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2028.  We have established a valuation allowance by which all net deferred tax assets have been offset.  Our Canadian subsidiary has net operating loss carryforwards of approximately $15.0 million available to offset future taxable income in Canada which expire in the years 2010 through 2017.  However, we have sold the assets of our Canadian subsidiary, and it no longer has any operations.

9.           CHANGES IN SHAREHOLDERS DEFICIT

The following table provides the transactions for the three month period ended June 30, 2010 concerning shareholders deficit (in thousands):

	Common		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amounts	Capital	Deficit	Deficit
Balances, March 31, 2010	22,086	$135,941	$63	$(147,870)	$(11,866)
Net income	-	-	-	2,048	2,048
Share-based compensation	-	20	-	-	20
Treasury shares	-	(12)	-		(12)
Restricted shares vested	225	-	-	-	-
Balances, June 30, 2010*	22,311	$135,949	$63	$(145,822)	$(9,810)

*Common shares include 31,613 of Treasury shares which are not reported as outstanding.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments.  The carry amounts of our long-term liabilities approximate the estimated fair values at June 30, 2010 based on our ability to acquire similar debt at similar maturities.

Warrants

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using a Black-Scholes model as of June 30, 2010.

Balance as of January 1, 2010	$6,747
Decrease in fair value of warrants	(2,342)
Balance as of June 30, 2010	$4,405

We determined the fair value of our warrants using a Black-Scholes model.  The significant assumptions considered by the model were the amounts of outstanding warrants, the remaining term of each warrant, the per share stock price of $0.28, a risk free rate of 1.66%, and a historical volatility of 141.1%.

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

Overview

We are an independent sales organization which acts as the source for businesses to purchase and operate automated teller machines, or ATMs.  From 1999 to the present we have expanded our ATM sales, service and operations through internal growth and acquisitions.

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

Operational Metrics

We derive most of our revenue from transaction-based sales.  We also generate revenue from the sale of ATM equipment and service calls.  A description of these revenue sources is provided below.

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

The principal cost related to the operation of an ATM is the commission we pay to a merchant or the ATM owner.  The amount of the commission is dependent on a number of factors the most important of which is whether we provide cash for the machine.  Under our merchant-owned model, the merchant retains the majority or all of the surcharge which is the primary component of commission.  ATMs we deploy under a full placement model for which we pay the costs to operate the unit have a lower commission rate than those owned and operated by a merchant.  Full placement machines incur lower sales commissions and typically generate more income.

Branding

During the past two years, we have strengthened the Company by focusing specifically on the sales, service and management of ATMs within the United States.  We have completed a restructuring effort by selling underperforming operations and assets, renegotiating vendor relationships and contracts, and identifying complementary business partners.

One of the key changes we have made to help expand the recognition of our identity and service offerings to the public was to change our corporate name to "Access to Money, Inc."  We believe this name and brand uniquely identify the products and services we offer and provides a simple, yet powerful, vision and connection to our clients, industry and consumers.

Strategic Outlook

While changes in consumer practices have impacted the number of ATM transactions, we have continued to leverage our partnership with Select-A-Branch to deploy Select-A-Branch enabled ATMs which provide surcharge free transactions to customers of participating financial institutions.  We have experienced significant increases in transaction volume at surcharge free machines installed at specific locations of our largest customers.

We have also been successful in placing ATMs under our "Bank at Work" program which is a unique arrangement for placing units in professional office and business environments and locations.  Under this program we supply an ATM and provide a fully outsourced solution to the customer.  The business model provides customers with the benefits of an accessible ATM in their work environment, no capital outlay, and a revenue sharing stream based on transaction volume.

We continue to pursue agreements with national and regional retailers, franchisors, and associations to deploy our ATMs.

We continue to move our student loan services business forward under our new partnership with People Capital.  By combining our services along with People Capital's turnkey solution for the selection, origination and servicing of private student loans, we look to bring People Capital's loan lending technology to credit unions and community banks across the country.  This partnership provides us with the ability to offer both origination and servicing support to our customers.  Total revenues from this business have been immaterial to date.

Results of Operations

The following table sets forth our Consolidated Statements of Operations information as a percentage of sales.  The percentages for commission are percentages of total transaction-based sales while all other percentages are percentages of net sales.  Percentages may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales	100.0%	100.0%	100.0%	100.0%

Commission	70.8	72.5	71.5	72.3

Net sales	33.6	27.5	35.7	27.7

Cost of sales	47.9	50.9	52.4	50.3

Gross profit	52.1	49.1	47.6	49.7

Sales, general and administrative expenses	39.7	37.1	36.7	37.9

Operating income	12.4	12.0	10.9	11.8

Interest expense
Interest expense	10.7	10.1	10.3	10.1
Amortization - debt issuance	7.9	7.7	7.6	7.7
Total Interest Expense	18.6	17.8	17.9	17.8

Loss/(gain) on warrant value	(35.0)	39.4	(15.9)	20.6
Interest (income)	(0.1)	(0.8)	(0.1)	(0.7)

Net income (loss)	28.9%	(44.3)%	9.1%	(26.2)%

Key Operating Metrics

We rely on certain key measures to monitor our operating performance, including total transactions, total withdrawal transactions, number of transacting ATMs, withdrawals per ATM per month, gross sales per withdrawal transaction, commission per withdrawal, and net transaction based sales per withdrawal per month.

The following table sets forth information regarding these key measures for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total transactions	10,633,907	11,222,139	20,820,811	22,148,138
Withdrawal transactions	8,551,655	9,002,165	16,746,364	17,693,345
Average number of transacting ATMs	11,014	11,330	10,999	11,378
Average withdrawals per ATM per month	259	265	254	259
Average gross transaction-based sales per withdrawal transaction	$2.46	$2.43	$2.46	$2.41
Average commission per withdrawal transaction	$1.74	$1.76	$1.76	$1.74
Average net transaction-based sales per withdrawal transaction	$.72	$.67	$.70	$.67

The average number of transacting ATMs in our network during the second quarter of 2010 decreased by 317 from 11,330 in the second quarter of 2009 to 11,013 in 2010 primarily as the result of normal attrition and the removal of approximately 100 ATMs from Cumberland Farms due to the expiration of our contract with them not being renewed.  The decrease in the number of transacting machines contributed to a 451,000, or 5.0%, decrease in the number of withdrawal transactions during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

The number of transacting ATMs in our network at June 30, 2010 was 11,000 compared to 11,322 at June 30, 2009.  The average number of transacting machines decreased by 379 to 10,999 for the first six months of 2010 compared to 11,378 in 2009.  The decrease was due to regular attrition, closure of locations by merchants, and more recently the impact of Cumberland Farms machines coming out of service.  We have experienced increases in the average net transaction-based sales per withdrawal of $0.05 and $0.03, respectively, between the second quarters of 2010 and 2009, due primarily to fewer ATM contracts with larger commission payouts.

Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2010 to the Three and Six Month Periods Ended June 30, 2009.

Sales

The following table sets forth selected information from our Condensed Consolidated Statements of Operations.  The results are in thousands, except for percentages.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Gross transaction-based sales	$21,056	$21,828	(3.5)	$41,241	$42,609	(3.2)
Commissions	14,899	15,837	(5.9)	29,471	30,818	(4.4)
Net transaction-based sales	6,157	5,991	2.8	11,770	11,791	(0.2)
Service and other sales	627	763	(17.8)	1,232	1,797	(31.4)
ATM equipment sales	248	545	(54.5)	1,577	909	73.5
Branch build out	56	(6)	-	140	60	131.9
Net sales	$7,088	$7,293	(2.8)	$14,719	$14,557	1.1

Transaction-based sales were $21.1 million during the three months ended June 30, 2010 compared to $21.8 million for the corresponding period of 2009.  This $700,000, or 3.5%, decrease was primarily attributable to fewer transacting units between the periods.  Service and other sales decreased $136,000 to $627,000 between the same periods.  The decrease was primarily due to fewer billable service calls as a result of the replacement of older ATMs with newer equipment.

Transaction-based sales were approximately $41.2 million during the first six months of 2010 compared to approximately $42.6 million for the corresponding period of 2009.  This $1.4 million, or 3.2%, decrease was primarily attributable to fewer transacting ATMs.  Service and other sales decreased $565,000, or 31.4%, to $1.2 million during this same period.  The decrease was primarily due to fewer billable service calls as a result of the replacement of older ATMs with newer equipment.  The sale of ATM machines increased by $668,000, or 73.5%, from $909,000 in the first six months of 2009 to $1.6 million in the first six months of 2010.  This increase was the result of hardware sales to several large customers in 2010 compared to 2009 while many customers waited for the economy to improve before spending capital on new equipment.

Commissions decreased from $15.8 million in the first three months of 2009 to $14.9 million in the first three months of 2010.  This decrease of approximately $938,000, or 5.9%, resulted primarily from fewer transactions.  As a percentage of transaction-based sales, commissions decreased to 70.8% in the second quarter of 2010 from 72.5% in the second quarter of 2009.  The average commission per withdrawal transaction decreased to $1.74 for the second quarter of 2010 as compared to $1.76 for the second quarter of 2009.  The lower commission per withdrawal is the result of new commission structures on recently sold ATM contracts compared to those for machines with higher commission structures that were taken out of service during 2009.

Commissions decreased from approximately $30.8 million in the first six months of 2009 to approximately $29.5 million in the first six months of 2010.  This decrease of $1.3 million, or 4.4%, was the result of fewer units and transactions.  As a percentage of gross transaction-based sales, commissions decreased to 71.5% in the first six months of 2010 from 72.3% in the first six months of 2009.  The average commission per withdrawal transaction increased to $1.76 for the first six months of 2010 as compared to $1.74 for the first six months of 2009.

Cost of Sales

The following table sets forth selected costs of sales data from our Condensed Consolidated Statements of Operations.  The results are in thousands, except for percentages.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Processing costs	$647	$627	3.2	$1,096	$1,338	(18.1)
Armored car service	728	671	8.5	1,203	1,358	(11.4)
Cost of cash	517	507	2.0	1,030	972	6.0
Service costs	805	827	(2.7)	1,663	1,708	(2.6)
Cost of machine sales	127	498	(74.5)	1,522	783	94.4
Machine depreciation	219	203	7.9	450	391	15.1
Communication costs	168	241	(30.3)	396	489	(19.0)
Other costs	184	140	31.4	354	282	25.5
Total cost of sales	$3,395	$3,714	(8.6)	$7,714	$7,321	5.4

Cost of sales from operations consist primarily of cost of vault cash, service costs, processing costs, and armored car service costs.  Costs of sales decreased approximately $319,000, or 8.6%, to $3.4 million during the three months ended June 30, 2010 compared to $3.7 million in the same period in 2009.  Costs of sales increased approximately $393,000, or 5.4%, to $7.7 million during the first six months of 2010 as compared to $7.3 million in the first six months of 2009.  The reasons for the changes between the three and six month periods ended June 30, 2010 and June 30, 2009 are described below.

Our cost of vault cash increased by $10,000, or 2.0%, to $517,000 during the three months ended June 30, 2010 from $507,000 in the same period of 2009.  This increase was the result of the following factors.  First, the number of ATMs which we provide cash for increased by 1.5% from 2,186 in June 2009 to 2,218 in June 2010.  Second, the average amount of vault cash used in the second quarter of 2010 increased by 2.9%, to $42.3 million from $41.1 million during the second quarter of 2009.  The interest rate on our vault cash facility remained constant at 2.75% between June 30, 2009 and June 30, 2010.

Our cost of vault cash increased by $58,000, or 6.0%, to approximately $1.0 million during the first six months of 2010 from $972,000 in the first six months of 2009.  The average amount of vault cash we utilized for ATMs we supply cash to increased $2.9 million, or 7.2%, to $43.9 million for the first six months of 2010 from $41.0 million for the first six months of 2009.

Maintenance and third party service costs decreased $22,000, or 2.7%, to $805,000 in the three months ended June 30, 2010 compared to $827,000 in the same period of  2009.

Maintenance and third party service costs decreased $45,000, or 2.6%, to approximately $1.6 million in the first six months of 2010 compared to $1.7 million in the first six months of 2009.  This reduction is the result of improvements in coordination with our third party service vendors combined with improved communication directly with our clients by our customer and technical services teams. We restructured our process to determine the cause of mechanical and/or operating issues while on the phone with our customers which reduces repeated service visits to machines.

Processing fees increased $20,000, or 3.2%, to $647,000, in the three months ended June 30, 2010 compared to $627,000 in the same period of 2009.  The increase is due to a change in fees being assessed by MasterCard.  Processing fees decreased by $242,000, or 18.1%, in the six month period ending June 30, 2010 compared to the same period in 2009.  This decrease is the result of a credit from a processor for overcharges and lower fees due to lower transaction volume.

Armored car costs increased $57,000, or 8.5%, to $728,000 in the three months ended June 30, 2010 from $671,000 in the same period of 2009.  This increase is attributable to an increase in the number of ATMs for which we supply the cash and additional costs associated with our vendor Mount Vernon Money Center Corp. discontinuing its operations.

The cost of machine sales decreased $371,000, or 74.5%, to $127,000 in the three months ended June 30, 2010 compared to $498,000 in the same period of 2009.  This decrease is due to fewer sales between the second quarter of 2009 and the second quarter of 2010.  Machine sale cost increased $739,000, or 94.4%, to $1.5 million in the first six months of 2010 from $783,000 in the first six months of 2009 due to hardware sales to several large customers in 2010 compared to 2009 during which customers were hesitant to make large capital outlays.

Gross Profit (in thousands, except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Gross profit	$3,693	$3,579	3.7	$7,005	$7,236	(3.2)

During the three months ended June 30, 2010, gross profit was $3.6 million compared to $3.6 million in the same period of 2009.  During the first six months of 2010, we generated $7.0 million of gross profit compared to $7.2 million in the first six months of 2009.  The reasons for the decreases have been discussed above in sales and costs.

Selling, General, and Administrative Expenses (in thousands, except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Selling, general and administrative	$2,816	$2,707	4.0	$5,401	$5,517	(2.1)

Selling, general and administrative expense increased by $109,000, or 4.0%, to $2.8 million in the three months ended June 30, 2010 from $2.7 million in the corresponding period of 2009.  Selling, general and administrative expense as a percent of net sales increased to 38.9% in the second quarter of 2010 from 37.1% in the second quarter of 2009.

Selling, general and administrative expense decreased by $116,000, or 2.1%, to approximately $5.4 million in the first six months of 2010 from approximately $5.5 million in the first six months of 2009.  Selling, general and administrative expense as a percent of net sales decreased to 36.3% in the first six months of 2010 from 37.9% in the first six months of 2009.

Payroll related costs decreased by $47,000, or 3.1%, to $1.5 million for the three months ended June 30, 2010 compared to $1.6 million in the same period in 2009.  Payroll related costs decreased by $226,000, or 7.2%, to $2.9 million in the first six months of 2010 from $3.1 million in the first six months of 2009.  This decrease is primarily attributable to reductions in bonus, commission and temporary labor costs.

While we have seen increases in marketing, travel and entertainment, and bad debt reserves of approximately $99,000 combined between the three months ended June 30, 2010 and the corresponding period of 2009, these increases have been offset by decreases in telephone, insurance, bank fees, legal, accounting, and professional services of approximately $121,000.

We also experienced decreases in repairs and maintenance, telephone, insurance, bank fees and professional services totaling approximately $230,000 in the first six months of 2010 compared to the corresponding period of 2009.  These reductions have been offset by a combined increase of approximately $264,000 of costs related to rent, licenses and fees, travel and entertainment, marketing and bad debt reserves in the first six months of 2010 compared to the corresponding period of 2009.

Operating Income (in thousands, except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Operating income	$877	$872	0.6	$1,604	$1,719	(6.7)

During the three months ended June 30, 2010, operating income was $877,000, compared to $872,000 earned in the corresponding period of 2009.  During the first six months of 2010, we generated $1.6 million of operating income compared to $1.7 million in the first six months of 2009.

Depreciation and Amortization (in thousands, except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Depreciation expense	$311	$233	33.5	$633	$494	28.1
Amortization expense	180	177	1.7	352	339	3.8
Total depreciation and amortization	$491	$410	19.8	$985	$833	18.3

Depreciation is accounted for in both cost of sales and selling, general and administrative expense.  Machine depreciation for ATMs that we own is included in cost of sales while all other depreciation related to furniture fixtures and equipment, computer related assets and automobiles is included in selling, general and administrative expense.  Amortization listed above is for intangible assets.  We also have amortization related to debt issuance costs, which is accounted for below operating income and included in interest expense.

The increases in the depreciation between the three and six month periods of 2009 and 2010 are primarily due to the addition of full placement ATMs the Company acquired and placed into service.

Interest Expense (in thousands except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Interest expense	$759	$735	3.3	$1,516	$1,469	3.2
Amortization – debt issuance	560	559	0.2	1,119	1,114	0.5
Total interest expense	$1,319	$1,294	1.9	$2,635	$2,583	2.0

Interest expense for the three months ended June 30, 2010 increased by $24,000, or 3.3%, to $759,000 from $735,000 reported in the corresponding period of 2009. Interest expense for the first six months of 2010 increased by $47,000, or 3.2%, compared to the corresponding period in 2009.  These increases were due to additional accruals related to the terms of our loan agreements.

Amortization of debt issuance costs remained constant for the three and six month periods of 2010 compared to the same periods in 2009.

In the event that we refinance all or a portion of our existing debt, we would expect to accelerate all or a portion of the debt issuance cost which is currently being amortized on a monthly basis over the term of the existing facility.  As of June 30, 2010, the unamortized balance was approximately $1.6 million.  This balance would be accelerated in whole, or in part, and accounted for as a non-cash expense in the quarterly reporting period in which any such refinancing occurs.

Gain/Loss on Warrant Value

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

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of June 30, 2010 (in thousands).

Balance as of December 31, 2009	$6,747
Increase in fair value of warrants	(2,342)
Balance as of June 30, 2010	$4,405

Net Income (loss) (in thousands, except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Net income (loss)	$2,048	$(3,232)	163.4	$1,332	$(3,829)	134.8

We recognized net income of approximately $2.0 million for the three months ended June 30, 2010 compared to a net loss of $3.2 million for the same period of 2009.  This $5.2 million, or 163.4%, change was created by a $5.4 million change in the gain/loss in warrant value between the periods.

We recognized net income of approximately $1.3 million for the first six months of 2010 compared to a net loss of $3.8 million for the first six months of 2009.  This $5.1 million, or 134.8%, improvement occurred as a result of a $5.3 million change in the gain/loss in warrant value between the first six months of 2010 compared to the same period in 2009.

Provision for Income Taxes

We have recorded no benefit from our losses for the second quarter of 2010 and 2009 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.

Liquidity and Capital Resources

Our principal ongoing funding requirements are for working capital to finance operations, make debt payments, and fund capital expenditures.  We believe that our liquidity and capital resources are adequate for our currently anticipated needs over the next twelve months.  As explained below, we will need to extend or refinance our existing secured lending facility prior to April 2011.

Net cash provided by operating activities during the six months ended June 30, 2010 was $1.5 million compared to $3.0 million during the six months ended June 30, 2009.  The principal difference between the periods was the impact of $1.2 million of restricted cash being released to operating cash in 2009 without a comparable event in 2010.

Net cash used in investing activities during the six months ended June 30, 2010 was $969,000 compared to $1.1 million in the six months ended June 30, 2009.  Both related to capital expenditures for ATMs and equipment.

Net cash used for financing activities was $950,000 during the six months ended June 30, 2010 and consisted of the repayment of term loans.  Net cash used during the six months ended June 30, 2009 was $476,000 and was also for the repayment of term loans.

We had cash and cash equivalents of approximately $5.4 million at June 30, 2010 compared to $5.8 million at December 31, 2009.

At June 30, 2010 and 2009, we had net working capital deficits of $11.4 and $1.9 million, respectively.

On April 18, 2008, we borrowed $11.0 million pursuant to the Lampe Loan Facility.  Under the lending facility, interest accrues at 13% per annum, payable semiannually, comes due in April 2011, and is collateralized by substantially all of our assets and the assets of our subsidiaries.  We have had continued discussions with our current lenders and potential replacement lenders regarding the refinancing of all or a portion of the Lampe Loan Facility and our other outstanding term loans for more favorable economic terms.  There can be no assurance that any such refinancings will be completed.  For a more complete description of indebtedness, please see Note 4 of our notes to condensed consolidated financial statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates as of June 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recent accounting pronouncements.

ITEM 4T.	CONTROLS AND PROCEDURES

As of June 30, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACCESS TO MONEY, INC.

Date: August 12, 2010	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer