Form 10-Q
period 2010-09-30
Access to Money, Inc.
filed 2010-11-12
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  32,995,375 shares of common stock outstanding at November 10, 2010.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ACCESS TO MONEY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$3,220	$5,770
Restricted cash	800	800
Accounts receivable, net	2,033	2,494
Leases receivable, net	100	109
Inventories	1,130	767
Prepaid expenses and other	457	289
Deferred financing costs	35	259
Total current assets	7,775	10,488

Property and equipment, net	3,156	3,220
Intangible assets, net	1,569	1,711
Goodwill	10,559	10,559
Deferred financing costs, long term	142	78
Other assets	307	319
Total assets	$23,508	$26,375

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,660	$5,639
Accrued expenses	6,041	5,691
Term loans	1,195	1,092
Total current liabilities	12,896	12,422

Long-term liabilities:
Term loans and other debt	17,844	18,406
Warrant liability	637	6,747
Total liabilities	31,377	37,575

Shareholders’ deficit:
Preferred stock, $0.001 par value
5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value -
70,000,000 shares authorized; 32,946,988 and 22,086,624 shares issued as of September 30, 2010 and December 31, 2009, respectively, and 32,915,375 and 22,073,225 shares outstanding at September 30, 2010 and December 31, 2009, respectively	33	22
Additional paid-in capital	138,664	135,935
Treasury stock, 31,613 and 12,399 shares at cost as of September 30, 2010 and December 31, 2009, respectively	(15)	(3)
Accumulated deficit	(146,551)	(147,154)
Total shareholders’ deficit	(7,869)	(11,200)
Total liabilities and shareholders’ deficit	$23,508	$26,375

See accompanying notes to condensed consolidated financial statements.

ACCESS TO MONEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$21,153	$23,319	$65,343	$68,694
Commissions	14,208	15,291	43,679	46,109
Net sales	6,945	8,028	21,664	22,585

Cost of sales	3,962	4,117	11,676	11,439

Gross profit	2,983	3,911	9,988	11,146

Selling, general and administrative	2,336	2,799	7,737	8,316

Operating income	647	1,112	2,251	2,830

Interest expense	695	731	2,211	2,200
Amortization of debt issuance costs	376	559	1,495	1,673
Other expense (income)	(12)	(13)	(42)	(107)
Loss on asset disposal	9	13	17	77
Loss on debt extinguishment	995	-	995	-
Change in fair value of warrants (income) expense	(687)	2,450	(3,029)	5,445

Net income (loss) before income taxes	(729)	(2,628)	604	(6,458)

Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$(729)	$(2,628)	$604	$(6,458)

Net income (loss) per common share - basic	$(.03)	$(.12)	$.03	$(.30)
Net income (loss) per common share – diluted	$(.03)	$(.12)	$.03	$(.30)

Weighted average common shares outstanding:
Basic	25,401	21,786	23,254	21,667
Diluted	25,401	21,786	24,451	21,667

See accompanying notes to condensed consolidated financial statements.

ACCESS TO MONEY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flows from operating activities:
Net income (loss)	$604	$(6,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,979	3,061
Non-cash share-based compensation	68	95
Loss on disposal or retirement of equipment	17	77
Provision for doubtful accounts	113	129
Loss on debt extinguishment	995	-
Change in warrant value	(3,029)	5,445
Changes in assets and liabilities, net of acquisitions:
Restricted cash	-	1,212
Accounts receivable	348	-
Lease receivable	10	962
Inventories	(364)	(73)
Prepaid expenses and other	(168)	(19)
Accounts payable	22	(645)
Accrued expenses	350	419
Cash provided by operating activities	1,945	4,205

Cash flows from investing activities:
Capital expenditures	(893)	(1,276)
Proceeds from sale of equipment	-	32
Acquisition of intangible and other assets	(390)	24
Cash (used in) investing activities	(1,283)	(1,220)

Cash flows from financing activities:
Proceeds from term loans	5,500	57
Payment on term loans	(8,531)	(949)
Debt financing costs	(181)	-
Cash (used in) financing activities	(3,212)	(892)

Net (decrease) increase in cash and cash equivalents	(2,550)	2,093
Beginning cash and cash equivalents	5,770	4,535
Ending cash and cash equivalents	$3,220	$6,628

Supplemental cash flow information:
Cash paid for interest	$1,350	$870

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

Financial Statement Reclassifications

Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation.  These changes had no impact on shareholders' deficit or previously reported net income or loss.  Based on the Company maintaining treasury stock we have made a reclassification to identify the value of the treasury stock on the balance sheet and have adjusted common stock and additional paid-in capital to reflect their appropriate balances.

2.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are an independent sales organization, or ISO, servicing businesses in the operation of automated teller machines, or ATMs.  We entered the ATM business in 1999 and expanded operations through both internal growth and acquisitions.  In June 2009, we merged TRM Corporation into Access to Money, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, for purposes of changing our state of incorporation and our name to Access to Money, Inc.  At September 30, 2010, we had approximately 11,000 ATMs under contract.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Access to Money, Inc. and its subsidiaries.  Our subsidiaries at September 30, 2010 consisted of TRM Copy Centers (USA) Corporation, TRM ATM Corporation, TRM ATM Acquisition Corporation, Access to Money ATM Corporation, Access Cash International LLC, Access to Money-SL, Inc., LJR Consulting Corp., and FPC France Ltd.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments.  Fair value approximates the carrying value of our borrowings under our variable-rate long-term debt, based upon interest rates available for the same or similar instruments.  In 2010, the majority of our debt had fixed interest rates and the fair value is estimated at $22.5 million.

Restricted Cash

At September 30, 2010 and December 31, 2009 we had $800,000 of cash held by a bank which is classified as restricted cash on our balance sheet.  The restricted cash pertains to a term under an agreement with our vault cash supplier.

Revenue Recognition and Presentation

We record and report revenue pertaining to the use and operation of ATMs including, transaction based sales, service sales, equipment/hardware sales and branch build-out sales.  A portion of or all of the convenience fee assessed on ATM transactions is paid to the owner/merchant of the ATM based upon negotiated contract terms as commissions.  We receive daily electronic reports from processing companies for transactions that occur on ATMs we own and operate in addition to machines owned and operated by merchants who contract with us.  On a monthly basis, we accumulate daily transaction data and calculate each merchant's commission.  The amount of commission is generally dependent upon transaction volumes, and we remit commission payments directly to the merchant's bank account through electronic funds transfer or via a paper check.  We recognize ATM transaction-based sales upon receipt of transaction data reported by the processing companies.  We have recently entered into a sales arrangement with a customer that contains multiple elements or deliverables as defined in revenue recognition guidance.  Under a multiple deliverable arrangement, we evaluate and separate each deliverable to determine whether it represents a separate unit of accounting.  In these situations, we allocate the total arrangement consideration to each unit of accounting based on the deliverable’s relative fair value.

We have contracts with regional and national merchants and numerous independent store operators.  As of the three and nine month periods ending September 30, 2010, we had one customer which accounted for approximately 32.4% and 31.0% of our net sales, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account.  The Company maintains allowances for doubtful accounts for estimated losses which may result from the failure of its clients to make required payments.  During each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates appropriate changes based on historical experience, credit evaluations, specific client collection issues and the length of time a receivable has been past due.  When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance.  Accounts receivable are shown net of the allowance of $132,000 and $272,000 at September 30, 2010 and December 31, 2009, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs and related parts and equipment.  ATMs and parts available for sale are classified as inventory until such time they are sold or installed.  Once an ATM or part is sold, it is relieved to cost of sales.

The following table summarizes inventories (in thousands):

	September 30, 2010	December 31, 2009
Machines	$812	$439
Parts	318	328
	$1,130	$767

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

Goodwill and Intangible Assets

As of September 30, 2010 and December 31, 2009, our assets included goodwill of $10.6 million and intangible assets with net carrying amounts of $1.6 million and $1.7 million, respectively.  Goodwill is tested for impairment annually or whenever a triggering event is identified that may indicate an impairment has occurred.  Potential impairment indicators include a significant decline in revenues or a decline in our capitalization below carrying value.  Goodwill is tested by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value.  Since December 31, 2009, there have been no indicators of impairment.

The following table summarizes intangible assets (in thousands):

	September 30, 2010			December 31, 2009
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization
Non-compete agreement	$175	$(143)	$32	$175	$(99)	$76
Customer contracts	1,382	(711)	671	1,200	(480)	720
Distributor agreements	225	(92)	133	225	(63)	162
Non-contractual customer base	250	(102)	148	250	(71)	179
	$2,032	$(1,048)	$984	$1,850	$(713)	$1,137
Trademarks not subject to amortization	585	-	585	574	-	574
	$2,617	$(1,048)	$1,569	$2,424	$(713)	$1,711

Amortization of, which is included in selling, general and administrative expense was approximately $194,000 and $170,000 for the three months ended September 30, 2010 and 2009, respectively, and $545,000 and $509,000 for the nine months ended September 30, 2010 and 2009, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement reporting balances of assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or reversed.  There were no uncertain tax positions at September 30, 2010 or December 31, 2009, as the Company's tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examination.

Share-Based Compensation

Share-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest and is recorded over a defined service period.  In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares, and a risk-free interest rate.  Compensation expense is recognized based on the estimated grant date fair value method using a Black-Scholes valuation model.

Warrants

Effective January 1, 2009, we adopted new accounting guidance that can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a change in our stock price.  Protection provisions reduce the exercise price of a warrant or convertible instrument if an issuer either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.  We evaluated and determined that our outstanding warrants to acquire stock of the Company contain provisions that protect the holders from changes in the stock price.  As a result of this determination we recognize these warrants as a liability at their respective fair values on each reporting date.

Net Income (Loss) Per Share

The Company reports its earnings per share under both the basic and diluted methods.  When calculating basic income / (loss) per share, net income / (loss) is divided by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options, restricted shares and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is greater than the market price of the Company’s stock.  For the three and nine month periods ended September 30, 2009 the Company incurred net losses and the exercise price for outstanding warrants and options was greater than the average market price during the nine month period ending September 30, 2009.  Accordingly, no additional shares related to options, restricted shares or warrants were included in the calculation of diluted earning per share as their impact on the net loss available to common stockholders was anti-dilutive.  For the three-month period ended September 30, 2010 the Company incurred a net loss and the exercise price for outstanding warrants and options was greater than the average market price during the period.  Accordingly, no additional shares related to options, restricted shares or warrants were included for a diluted share calculation as their impact on the three-month period ended September 30, 2010 net loss was anti-dilutive.  For the nine-month period ended September 30, 2010 securities consisting of 747,261 shares related to warrants, 342,474 shares of restricted stock, and 107,432 stock option shares were included in the calculation of diluted average shares outstanding and diluted income per share.

3.	ACCRUED AND OTHER EXPENSES

The following table summarizes accounts payable and accrued liabilities (in thousands):

	September 30, 2010	December 31, 2009
Accrued payroll expenses	$135	$339
Accrued interest expense	3,536	2,675
Accrued ATM maintenance and other expenses	186	438
Other accrued expenses	2,184	2,239
	$6,041	$5,691

4.	TERM LOANS AND OTHER DEBT:

The following table summarizes term loans and other debt (in thousands):

	September 30, 2010	December 31, 2009
Sovereign Bank	$5,500	$-
Lampe Loan Facility	3,150	9,900
Cadence Special Holdings II, LLC	350	1,100
Note payable to former owner of LJR Consulting	9,755	9,755
Notemachine	-	324
Other debt	284	991
Debt discount	-	(2,572)
Total	$19,039	$19,498
Less: current portion	1,195	1,092
Total long-term debt, excluding current portion	$17,844	$18,406

On September 3, 2010 we obtained $5.5 million via a senior secured loan, (the "Senior Loan"), pursuant to a Loan and Security Agreement, (the "Senior Loan and Security Agreement"), by and among us, our subsidiaries, and Sovereign Bank.  The Senior Loan is due September 3, 2015, accrues interest at the rate of 6.81% per annum, requires monthly payments of principal and interest amortizing over a five year period, and is secured by substantially all of our assets.  We have the right to prepay the then outstanding balance, in whole or in part, at anytime.  If we prepay 50.0% or more of the then outstanding balance, we are required to pay a fee initially equal to 5.0% of the amount prepaid which reduces ratably on an annual basis to 1% of the amount prepaid four years after funding.  On October 21, 2010 we entered into a First Amendment to the Senior Loan and Security Agreement.  The Senior Loan and Security Agreement, as amended, contains standard and customary covenants including, prohibitions on incurring additional indebtedness, making loans or investments, granting security interests in any of our property, or acquiring any business or assets without the consent of Sovereign Bank.  Financial covenants require that we maintain minimum liquidity of $2.0 million on deposit with Sovereign Bank, a fixed charge coverage ratio of 1.25 to 1 as of the end of each fiscal quarter, a funded debt to EBITDA ratio of not more than 2 to 1 as of the end of each fiscal quarter and requires a minimum cash balance of $3.25 million on deposit with the Bank after making any payment on subordinated indebtedness.

The proceeds of the Senior Loan, together with $2.0 million of cash on hand, were used to repay $7.5 million of principal due on our existing $11.0 million Senior Secured Notes payable to  LC Capital Master Fund, Ltd. ("LC Capital") and Cadence Special Holdings II, LLC ("Cadence"), (the "2008 Notes").  The 2008 Notes accrued interest at the rate of 13.0% per annum, were secured by substantially all of our assets, and were due and payable in full on April 18, 2011.  In connection with the closing of the Senior Loan, we entered into an Amended and Restated Loan and Security Agreement, dated September 3, 2010, with LC Capital, Cadence and Lampe Conway & Co., LLC as administrative agent and collateral agent (the "Amended and Restated Lampe Loan and Security Agreement"), pursuant to which the 2008 Notes were amended and restated (the "2010 Secured Notes").  The 2010 Secured Notes have an aggregate principal amount of $3.5 million, are due October 3, 2015, are subordinated to the Senior Loan, accrue interest at the rate of 7.0% per annum if paid currently, or 10.0% if accrued, payable on March 3rd and September 3rd of each year, with each interest rate increasing .25% on the first anniversary of the closing, 1.0% on the second anniversary of the closing, 2.5% on the third anniversary of the closing, and 5.0% on the fourth anniversary of the closing, may be prepaid in whole or in part at anytime at our option, and are secured by substantially all of our assets, subject to the lien in favor of Sovereign Bank.  Pursuant to the Amended and Restated Lampe Loan and Security Agreement and an Amendment, (the "Lampe Amendment"), entered into October 21, 2010, we are prohibited from paying interest on the 2010 Secured Notes unless we have a cash balance of $3.25 million after such payment.  The Lampe facility, as amended, also contains financial covenants which require a minimum liquidity of $1.45 million on deposit with Sovereign Bank, a fixed charge coverage ratio of not less than 1.25 to 1 as of the end of each fiscal quarter, and a funded debt to EBITDA ratio of not more than 2.2 to 1 as of the end of each fiscal quarter.

Our existing note payable to Douglas S. Falcone, our Chief Operating Officer, in the principal amount of $9.75 million was also restructured.  The initial note accrued interest at the rate of 13.0% per annum payable quarterly with the principal balance due April 18, 2015, was unsecured, and subordinated to the payment in full of the 2008 Notes.  In connection with the foregoing transactions, we issued an Amended and Restated Subordinated Promissory Note to Mr. Falcone (the "Subordinated Note").  The Subordinated Note is due and payable in full October 3, 2015, is unsecured, and is subordinated in all respects to the Senior Loan and the 2010 Secured Notes.  The Subordinated Note accrues interest and contains payment terms substantially similar to the 2010 Secured Notes. On October 21, 2010, we executed a First Allonge to the Subordinated Note (the "Allonge").  The Allonge amends the dates in which interest shall be paid from April 18 and October 18 of each year to March 3 and September 3 of each year.

We had $284,000 and $991,000 of other debt as of September 30, 2010 and December 31, 2009, respectively.  The debt at December 31, 2009, included notes payable balances due to Douglas Falcone for vault cash in connection with his ownership of LJR Consulting, and to a bank for a lease related to a customer project.  The balance due Douglas Falcone has been repaid.  The balance of other debt as of September 30, 2010 consists of the bank note related to the customer project which is paid monthly with an interest rate of 7.5% through August 2011, and an auto loan.

In connection with the payment of the 2008 Notes, the Company recognized a loss on debt extinguishment of $995,000.  The $995,000 consists of $164,000 pertaining to the write off of deferred financing costs related to $7.5 million in payments made on the 2008 Notes which released the lenders as the primary debtor thus extinguishing the liability.  The second component of loss on debt extinguishment was approximately $1.2 million which represented remaining unamortized debt discount.  The third component was $422,000 representing the gain in value between warrants exchanged and shares issued.  The loss on debt extinguishment has been included under Other income/expense in the accompanying statements of operations for the three and nine months periods ended September 30, 2010.

The following table summarizes future principal repayments of term loans and other debt (in thousands):

Twelve months ended September 30,
2011	$1,195
2012	1,052
2013	1,017
2014	1,179
2015 and beyond	14,596
$19,039

5.	WARRANTS

Common Stock Warrants

In connection with the Amended and Restated Lampe Loan and Security Agreement, we entered into an Exchange Agreement with LC Capital (the "LC Capital Exchange Agreement") and an Exchange Agreement with Cadence (the "Cadence Exchange Agreement"), and together with the LC Capital Exchange Agreement (the "Exchange Agreements").  Pursuant to the Exchange Agreements, warrants to purchase an aggregate of 15.0 million shares of common stock were exchanged for an aggregate of 10,636,364 shares of common stock.

We have a warrant outstanding which provides the holder to purchase up to an aggregate of 3.1 million shares of common stock upon exercise.  The warrant expires November 2013 and has an exercise price of $0.28.  The outstanding warrant is exercisable at any time and we have agreed to register the shares issuable upon the exercise of the warrants.  We use a Black-Scholes valuation model to estimate the fair value of the outstanding warrants.

The table below provides a reconciliation of the beginning and ending balances of our warrant liability and the change in fair value using a Black-Scholes model as of September 30, 2010.

Balance as of January 1, 2010	$6,747
Exchange of warrants	(3,081)
Change in fair value of warrants	(3,029)
Balance as of September 30, 2010	$637

We determined the fair value of our warrants using a Black-Scholes model.  The significant assumptions considered by the model were the amount of outstanding warrants, the remaining term of each warrant, the per share stock price of $0.25, a risk free rate of 0.82%, and a historical volatility of 155.6%.

6.	VAULT CASH

In general, we rent vault cash under a bailment arrangement from financial institutions and pay negotiated fees for the use of that money when it is placed in ATMs we operate.  Vault cash is controlled by employees of the financial institutions and armored car carriers who we contract to deliver the cash to our ATMs.  As cash withdrawals are made at the ATMs, processing companies settle the transactions and send the cash back to the financial institutions from which it was rented.  We have contracts with financial institutions and armored car carriers stating that the vault cash belongs to the bank and that neither we nor the armored car carrier has any legal rights to the funds.

During the three and nine months ending September 30, 2010, our rental fee for the use of funds was calculated using an interest rate of 2.75%.  During the three and nine months ending September 30, 2010, the average monthly amount of cash used to vault our ATMs was $34.5 million and $40.8 million, respectively.  The cost associated with our vault cash for the three and nine months ending September 30, 2010 was $452,000 and $1.5 million, respectively, which is included in cost of sales in the accompanying statements of operations.

7.	SHARE-BASED COMPENSATION

The Company calculates the fair value of stock-based instruments awarded to employees on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  The following table reflects the total share-based compensation expense included in selling, general and administrative expense of the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three months ended		Nine months ended
	2010	2009	2010	2009
Options	$-	$3	$14	$16
Restricted shares	11	26	66	79
Total share-based compensation expense	$11	$29	$80	$95

Options. The following table summarizes stock option activity during the nine months ended September 30, 2010, as follows:

	Number of Shares	Weighted Average Exercise Price
Options Outstanding January 1, 2010	322,500	$1.13
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options Outstanding September 30, 2010	322,500	$1.13

As of September 30, 2010, options to purchase 322,500 shares of common stock at a weighted average exercise price of $1.13 per share were vested and exercisable.

Restricted Stock.  The following table summarizes restricted stock activity during the nine months ended September 30, 2010, as follows:

Shares
Restricted shares January 1, 2010	834,995
Granted	25,000
Vested	225,000
Forfeited	103,332
Restricted shares September 30, 2010	531,663

8.	PROVISION FOR INCOME TAXES

We have not recorded an income tax benefit for the three and nine month periods ending September 30, 2009 or 2010 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.  As of September 30, 2010, we have net operating losses of approximately $58.6 million available to offset future taxable income for United States federal and state income tax purposes which expire in the years 2020 through 2028.  We have established a valuation allowance for all of our net deferred tax assets based on our review for expected utilization using the "more likely than not" approach in assessing the available positive and negative evidence surrounding their realization.

9.	CHANGES IN SHAREHOLDERS' DEFICIT

The following table provides the transactions for the three-month period ended September 30, 2010 concerning shareholders deficit (in thousands):

	Common		Treasury		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balances, June 30, 2010	22,279	$22	32	$(15)	$136,005	$(145,822)	$(9,810)
Net income	-	-	-	-	-	(729)	(729)
Share-based compensation	-	11	-	-	-	-	11
Shares issued	10,636	-	-	-	2,659	-	2,659
Balances September 30, 2010	32,915	$33	32	$(15)	$138,664	$(146,551)	$(7,869)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We currently manage, own and operate approximately 11,000 ATMs across the United States (typically under multi-year contracts) for independent store owners, larger retail chains, hotels, stadiums, universities, banks, credit unions, and other financial institutions.  We also offer our financial institution clients a one-stop solution for new branch construction and fit outs.  In addition to providing our merchant customers with supplemental revenues from transaction fees, we believe that the presence of ATMs in a merchant’s store helps to promote higher foot traffic, increase impulse purchases, and allow longer shopping times since they often make the retail site a destination for cash.  We attempt to maximize the usefulness of our ATMs to our customers by participating in as many Electronic Funds Transfer Networks ("EFTNs") as practical, including NYCE, Visa, MasterCard, Cirrus, Plus, American Express, Discover/Novus, STAR, Allpoint and Moneypass.

Operational Metrics

We derive most of our revenue from transaction-based sales.  We also generate revenue from the sale of ATM equipment and service calls.  A description of these revenue sources is provided below.

Transaction-based sales — sales we derive from withdrawal fees and interchange fees.

•
Withdrawal fees — fees we receive from a processor derived from a customer making an ATM withdrawal.  Withdrawal fees are sometimes referred to as surcharge or convenience fees in the industry.  We collect those fees on a daily basis via deposits from processing companies with whom we have contracts.

•
Interchange fees — fees that an EFTN charges the customer’s financial institution for routing a withdrawal transaction or an account balance inquiry.  The interchange fee is shared based on an agreement between us and the EFTN.  Interchange fees are typically earned on all transactions, in addition to withdrawal transactions, on ATMs owned by both us and our merchants.

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

Branding

During the past two years, we have strengthened our business by focusing specifically on the sales, service and management of ATMs within the United States.  We have completed a restructuring effort by selling underperforming operations and assets, renegotiating vendor relationships and contracts, and identifying complementary business partners.

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

We have also been successful in placing ATMs under our "Bank at Work" program which is a unique arrangement for placing units in professional office and business environments and locations.  Under this program, we supply an ATM and provide a fully outsourced solution to the customer.  The business model provides customers with the benefits of an accessible ATM in their work environment, no capital outlay, and a revenue sharing stream based on transaction volume.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations information as percentages of sales.  The percentages for commission are calculated as a percentage of gross transaction-based sales.  The percentages for net sales are calculated as a percentage of total gross sales.  All other percentages are calculated as a percentage of net sales.  Percentages may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Gross sales	100.0%	100.0%	100.0%	100.0%

Commission	72.3	70.0	71.7	71.5

Net sales	32.8	34.4	33.2	32.9

Cost of sales	57.0	51.3	53.9	50.6

Gross profit	43.0	48.7	46.1	49.4

Sales, general and administrative expenses	33.6	34.9	35.7	36.8

Operating income	9.3	13.9	10.4	12.5

Interest expense
Interest expense	10.0	9.1	10.2	9.7
Amortization - debt issuance	5.4	7.0	6.9	7.4
Total Interest Expense	15.4	16.1	17.1	17.1

Loss/(gain) on warrant value	(9.9)	30.5	(14.0)	24.1

Net income (loss)	(10.5)%	(32.7)%	2.8%	(28.6)%

Key Operating Metrics

We rely on certain key measures to monitor our operating performance, including total transactions, total withdrawal transactions, number of transacting ATMs, withdrawals per ATM per month, gross sales per withdrawal transaction, commission per withdrawal, and net transaction based sales per withdrawal per month.

The following table sets forth information regarding these key measures for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total transactions	10,030,974	11,061,782	30,851,758	33,209,920
Withdrawal transactions	8,039,168	8,860,220	24,785,532	26,553,565
Average number of transacting ATMs	10,747	11,233	10,915	11,329
Average withdrawals per ATM per month	249	263	252	260
Average gross transaction-based sales per withdrawal transaction	$2.44	$2.47	$2.46	$2.43
Average commission per withdrawal transaction	$1.77	$1.73	$1.76	$1.74
Average net transaction-based sales per withdrawal transaction	$0.67	$0.74	$0.70	$0.69

The average number of transacting ATMs in our network during the third quarter of 2010 decreased by 486 from 11,233 in the third quarter of 2009 compared to 10,747 in 2010.  This decrease was primarily due to normal attrition and the removal of 364 Cumberland Farms ATMs during the quarter due to the non-renewal of their contract.  The decrease in the number of transacting machines contributed to a 821,000, or 9.3%, decrease in the number of withdrawal transactions during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

During the first nine months of 2010 the average number of transacting machines decreased by 414 to 10,915 compared to 11,329 in 2009.  The decrease was due to regular attrition, closure of locations by merchants, and more recently the impact of the Cumberland Farms machines coming out of service.

The number of transacting ATMs in our network at September 30, 2010 was 10,603 compared to 11,161 at September 30, 2009.

We experienced a decrease in the average net transaction-based sales per withdrawal of $0.07 to $0.67 in the third quarter of 2010 from $0.74 in the third quarter of 2009.  This decrease was primarily due to the removal of units that contributed larger per unit margins and new contracts that were installed with higher commission structures.  Net transaction-based sales were also impacted during the third quarter of 2010 due to lower interchange revenue as a result of networks increasing their fees per transaction.  While a majority of these fees are being fully passed through to the ATM merchant/operator, the fee reduction directly reduces revenue on our full placement units.  Our average net transaction-based sales per withdrawal increased $0.01 from $0.69 to $0.70 during the nine month periods ended September 30, 2009 and 2010, respectively.  The network fees had less of an impact over the nine month period of 2010 because they were not implemented by the networks until the second quarter of 2010.  We expect however, the most recent fee increases and any future network fee increases will impact margins on units on which the fees cannot be passed forward to the ATM merchant/operator.

Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2010 to the Three and Nine Month Periods Ended September 30, 2009.

Sales

The following table sets forth selected information from our Condensed Consolidated Statements of Operations.  The results are in thousands, except for percentages.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Gross transaction-based sales	$19,653	$21,838	(10.0)	$60,893	$64,447	(5.5)
Commissions	14,208	15,291	(7.1)	43,679	46,109	(5.3)
Net transaction-based sales	5,445	6,547	(16.8)	17,214	18,338	(6.1)
Service and other sales	651	612	6.4	1,883	2,408	(21.8)
ATM equipment sales	814	696	17.0	2,392	1,605	49.1
Branch build out	35	173	(79.8)	175	234	(25.2)
Net sales	$6,945	$8,028	(13.5)	$21,664	$22,585	(4.1)

Gross transaction-based sales were approximately $19.7 million during the three months ended September 30, 2010 compared to $21.8 million for the corresponding period of 2009.  This $2.1 million, or 10.0%, decrease was primarily attributable to fewer transacting units between the periods.

Gross transaction-based sales were approximately $60.9 million during the first nine months of 2010 compared to approximately $64.4 million for the corresponding period of 2009.  This $3.5 million, or 5.5%, decrease was primarily attributable to fewer transacting ATMs.

Service and other sales increased $39,000 to $651,000, or 6.4%, during the three-month period ended September 30, 2010 as compared to the corresponding period in 2009.  The increase was primarily due to the pass through of higher network fees being assessed on transactions in 2010 which were not assessed in 2009.

Service and other sales decreased by $525,000, or 21.8%, to $1.9 million during the nine month periods ended September 30, 2010 as compared to the corresponding period in 2009.  The decrease was primarily due to fewer billable service calls as a result of the replacement of older ATMs with newer equipment.

Sales of ATM machines increased by $118,000, or 17.1%, to $814,000 in the third quarter of 2010 from $696,000 in the third quarter 2009.  This increase was the result of hardware sales to several large customers in 2010 compared to 2009 when many customers waited for the economy to improve before spending capital on new equipment.

Sale of ATM machines increased by $787,000, or 49.1%, to $2.4 million in the first nine months of 2010 from $1.6 million in the first nine months of 2009.  This increase was the result of hardware sales to several large customers in 2010 compared to 2009 when many customers waited for the economy to improve before spending capital on new equipment.

Commissions decreased from $15.3 million in the three–month period ended September 30, 2009 to $14.2 million in the period ended September 30, 2010.  This decrease of approximately $1.1 million, or 7.1%, resulted primarily from fewer transactions.  As a percentage of gross transaction-based sales, commissions increased to 72.3% in the third quarter of 2010 from 70.0% in the third quarter of 2009.  The average commission per withdrawal transaction increased to $1.77 for the third quarter of 2010 as compared to $1.73 for the third quarter of 2009.  The higher commission per withdrawal is the result of new commission structures on recent ATM contracts compared to those for machines with lower commission structures that were taken out of service during 2009.

Commissions decreased from $46.1 million in the first nine months of 2009 to approximately $43.7 million in the first nine months of 2010.  This decrease of $2.4 million, or 5.3%, was the result of fewer units and transactions.  As a percentage of gross transaction-based sales, commissions increased to 71.7% in the first nine months of 2010 from 71.5% in the first nine months of 2009.  The average commission per withdrawal transaction increased to $1.76 for the first nine months of 2010 as compared to $1.74 for the first nine months of 2009.

Cost of Sales

The following table sets forth selected costs of sales data from our Condensed Consolidated Statements of Operations.  The results are in thousands, except for percentages.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Processing costs	$696	$617	12.9	$1,792	$1,955	(8.3)
Armored car service	526	646	(18.6)	1,729	2,003	(13.7)
Cost of cash	452	490	(7.6)	1,483	1,461	1.5
Service costs	762	961	(20.6)	2,425	2,668	(9.1)
Cost of machine sales	784	749	4.7	2,306	1,532	50.6
Machine depreciation	220	235	(6.5)	670	626	7.1
Communication costs	233	247	(5.6)	629	736	(14.5)
Other costs	289	172	68.0	642	458	40.2
Total cost of sales	$3,962	$4,117	(3.8)	$11,676	$11,439	2.1

Cost of sales from operations consist primarily of cost of vault cash, service costs, processing costs, and armored car service costs.  Costs of sales decreased approximately $156,000, or 3.8%, to $4.0 million during the three months ended September 30, 2010 compared to $4.1 million in the same period in 2009.  Costs of sales increased approximately $238,000, or 2.1%, to $11.7 million during the first nine months of 2010 as compared to $11.4 million in the first nine months of 2009.  The reasons for the changes between the three and nine month periods ended September 30, 2010 and September 30, 2009 are described below.

Processing fees increased $79,000, or 12.9%, to $696,000, in the three months ended September 30, 2010 compared to $617,000 in the same period of 2009.  The increase is due to a change in fees being assessed by the MasterCard and Pulse networks.  Processing fees decreased by $163,000, or 8.3%, in the nine month period ending September 30, 2010 compared to $2.0 million in the same period in 2009.  This decrease is the result of a credit from a processor for overcharges and lower fees due to lower transaction volume.

Armored car costs decreased $38,000, or 18.6%, to $526,000 in the three months ended September 30, 2010 from $646,000 in the same period of 2009.  This decrease is attributable to a decrease in the number of ATMs for which we supply the cash.

Armored car costs decreased $274,000, or 13.7%, to $1.7 million in the nine months ended September 30, 2010 from $2.0 million in the same period of 2009.  This decrease is attributable to a reduction in the number of ATMs for which we supply the cash.

Our cost of vault cash decreased by $38,000, or 7.6%, to $452,000 during the three months ended September 30, 2010 from $490,000 in the same period of 2009.  This decrease was the result of the following factors.  First, the number of ATMs which we provided cash to decreased by 368, or 17.1% from 2,148 in the third quarter of 2009 to 1,780 in the third quarter of 2010.  Second, the average amount of vault cash used in the third quarter of 2010 decreased by 17.7%, to $34.5 million from $41.9 million during the third quarter of 2009.  The interest rate on our vault cash facility remained constant at 2.75% between September 30, 2009 and September 30, 2010.

Our cost of vault cash increased by $22,000, or 1.5%, to approximately $1.48 million during the first nine months of 2010 from $1.46 million in the first nine months of 2009.  The average amount of vault cash we utilized to supply cash to ATMs decreased $526,000, or 1.3%, to $40.8 million for the first nine months of 2010 from $41.3 million for the first nine months of 2009.  The increase is attributable to deductibles paid for machines that incurred a loss due to theft, administrative fees for transaction claims by cardholders, and an increase in the insurance premium paid per machine per month assessed by our vault cash provider.

Maintenance and third party service costs decreased $199,000, or 20.6%, to $762,000 in the three months ended September 30, 2010 compared to $961,000 in the same period of 2009.

Maintenance and third party service costs decreased $243,000, or 9.1%, to approximately $2.4 million in the first nine months of 2010 compared to $2.7 million in the first nine months of 2009.  This reduction is the result of improvements in coordination with our third party service vendors combined with improved communication directly with our clients by our customer and technical services teams.  We restructured our process to determine the cause of mechanical and/or operating issues remotely via telephone and internet which has reduced repeated service visits to machines.

The cost of machine sales increased $35,000, or 4.7%, to $784,000 in the three months ended September 30, 2010 compared to $749,000 in the same period of 2009.  This increase is due to higher sales between the third quarter of 2009 and the third quarter of 2010.

Machine sale cost increased $774,000, or 50.6%, to $2.3 million in the first nine months of 2010 from $1.5 million in the first nine months of 2009 due to hardware sales to several large customers in 2010 compared to the same period in 2009 during which customers were hesitant to make large capital outlays.

Gross Profit (in thousands, except for percentages)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Gross profit	$2,983	$3,911	(23.7)	$9,988	$11,146	(10.4)

During the three months ended September 30, 2010, gross profit was $3.0 million compared to $3.9 million in the same period of 2009.  During the first nine months of 2010, we generated $10.0 million of gross profit compared to $11.1 million in the first nine months of 2009.  The reasons for the decreases have been discussed above in sales and costs.

Selling, General, and Administrative Expenses (in thousands, except for percentages)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Selling, general and administrative	$2,336	$2,799	(16.5)	$7,737	$8,316	(7.0)

Selling, general and administrative expense decreased by $463,000, or 16.5%, to $2.3 million in the three months ended September 30, 2010 from $2.8 million in the corresponding period of 2009.  Selling, general and administrative expense as a percent of net sales decreased to 33.2% in the third quarter of 2010 from 34.9% in the third quarter of 2009.

Selling, general and administrative expense decreased by $579,000, or 7.0%, to approximately $7.7 million in the first nine months of 2010 from approximately $8.3 million in the first nine months of 2009.  Selling, general and administrative expense as a percent of net sales decreased to 35.7% in the first nine months of 2010 from 36.8% in the first nine months of 2009.

Payroll related costs decreased by $225,000, or 17.0%, to $1.1 million for the three months ended September 30, 2010 compared to $1.3 million in the same period in 2009.  This decrease is primarily attributable to reductions in bonus, commission, temporary labor costs, and headcount.

Payroll related costs decreased by $496,000, or 12.0%, to $3.6 million in the first nine months of 2010 from $4.1 million in the first nine months of 2009.  This decrease is primarily attributable to reductions in bonus, commission, temporary labor costs, and headcount.

While we have seen increases in marketing and professional fees of approximately $44,000 between the three month periods ended September 30, 2010 and 2009, these increases have been offset by decreases in telephone, legal and accounting of approximately $156,000.

We also experienced decreases in repairs and maintenance, telephone, insurance, office related, bank fees, legal and outsourced services of approximately $418,000 in the first nine months of 2010 compared to the corresponding period of 2009.  These reductions have been offset by a combined increase of approximately $251,000 of costs related to rent, licenses and fees, travel and entertainment and marketing in the first nine months of 2010 compared to the corresponding period of 2009.

In connection with the loss of income related to the non-renewal of a major customer contract, we have made staff reductions, reduced general and administrative cost and instituted company-wide salary reductions.  The costs associated with severance payments are included in a restructuring account within selling, general and administrative expense.

Operating Income (in thousands, except for percentages)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Operating income	$647	$1,112	(41.8)	$2,251	$2,830	(20.5)

During the three months ended September 30, 2010, operating income was $647,000, compared to $1.1 million earned in the corresponding period of 2009.  During the first nine months of 2010, we generated $2.3 million of operating income compared to $2.8 million in the first nine months of 2009.  The reasons for the decreases have been discussed above in sales and costs.

Depreciation and Amortization (in thousands, except for percentages)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Depreciation expense	$305	$384	(20.6)	$939	$877	7.1
Amortization expense	$193	$170	(13.5)	$545	$509	7.1

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

The increases in the depreciation between the three and nine month periods of 2009 and 2010 are primarily due to the addition of full placement ATMs that we acquired and placed into service.

Interest Expense (in thousands except for percentages)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Interest expense	$695	$731	(4.9)	$2,211	$2,200	0.5
Amortization – debt issuance	376	559	(32.8)	1,495	1,673	(10.7)
Total interest related expense	$1,071	$1,290	(17.0)	$3,706	$3,873	(4.3)

Total interest related expense for the three months ended September 30, 2010 decreased by $219,000, or 17.0%, to $1.1 million from $1.3 million in the corresponding period of 2009. These decreases were based on accruals related to the terms of our new and amended loan agreements.

Total interest expense for the first nine months of 2010 decreased by $167,000, or 4.3%, to $3.7 million compared to $3.9 million in the corresponding period in 2009.  These decreases were based on accruals related to the terms of our new and amended loan agreements.

Loss on Debt Extinguishment (in thousands except for percentages)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Loss on debt extinguishment	$995	$-	-	$995	$-	-

The loss on debt extinguishment is the result of three components derived from the refinancing of our debt which included an exchange of warrants.  The $995,000 consists of $164,000 pertaining to the write off of deferred financing costs related to $7.5 million in payments made on the 2008 Notes which released the lenders as the primary debtor thus extinguishing the liability.  The second component of loss on debt extinguishment was approximately $1.2 million which was the remaining unamortized debt discount associated with warrants that were exchanged when the 2008 Notes were paid.  The third component was $422,000 representing the gain in value between shares exchanged and shares issued.

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

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of September 30, 2010 (in thousands).

Balance as of January 1, 2010	$6,747
Exchange of warrants	(3,081)
Decrease in fair value of warrants	(3,029)
Balance as of September 30, 2010	$637

Net Income (loss) (in thousands, except for percentages)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Net income (loss)	$(729)	$(2,628)	72.2	$604	$(6,458)	109.3

We recognized net income of approximately $729,000 for the three months ended September 30, 2010 compared to a net loss of $2.6 million for the same period of 2009.  This $1.9 million, or 72.2%, change was impacted by a $3.1 million change in the gain/loss in warrant value between the periods.

We recognized net income of approximately $604,000 for the first nine months of 2010 compared to a net loss of $6.5 million for the first nine months of 2009.  This $7.1 million, or 109.3%, improvement was impacted by a $8.5 million change in the gain/loss in warrant value between the first nine months of 2010 compared to the same period in 2009.

Provision for Income Taxes

We have recorded no benefit from our losses for the third quarters of 2010 and 2009 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards and future deductible amounts.

Liquidity and Capital Resources

Our principal ongoing funding requirements are for working capital to finance operations, make debt payments, and fund capital expenditures.  We believe that our cash resources are adequate for our currently anticipated needs over the next twelve months.

Net cash provided by operating activities during the nine months ended September 30, 2010 was $1.9 million compared to $4.2 million during the nine months ended September 30, 2009.  The principal factors contributing to the difference between the periods were the release of restricted cash in 2009 in the amount of $1.2 million without a comparable event in 2010, and the payment of leases of approximately $950,000 which occurred in 2009 without a comparable event in 2010.  Due to the loss of Cumberland Farms, our cash flow will be lower until we backfill these units with new operating ATMs.

Net cash used in investing activities during the nine months ended September 30, 2010 was $1.3 million compared to $1.2 million in the nine months ended September 30, 2009.  Both are primarily related to capital expenditures for ATMs and equipment.

Net cash used for financing activities was $3.2 million during the nine months ended September 30, 2010 and consisted of the repayment of term loans.  Net cash used for financing activities during the nine months ended September 30, 2009 was $892,000 and was also primarily for the repayment of term loans.

We had cash and cash equivalents of approximately $3.2 million at September 30, 2010 compared to $5.8 million at December 31, 2009.

At September 30, 2010 and 2009, we had net working capital deficits of $5.1 and $2.2 million, respectively.

On September 3, 2010, we obtained $5.5 million via the Senior Loan with Sovereign Bank to restructure the $11.0 million principal amount senior secured notes issued in 2008 (the "2008 Notes").  The Senior Loan, as amended, is due September 3, 2015, accrues interest at the rate of 6.81% per annum, requires monthly payments of principal and interest amortizing over a five year period, and is secured by substantially all of our assets.

The proceeds of the Senior Loan, together with $2.0 million of cash on hand, were used to repay $7.5 million of principal due on the 2008 Notes.  In connection with the closing of the Senior Loan, we entered into the Amended and Restated Lampe Loan and Security Agreement and new secured promissory notes (the "2010 Secured Notes").  The 2010 Secured Notes have a principal amount of $3.5 million, are due October 3, 2015, are subordinated to the Senior Loan, accrue interest at the rate of 7.0% per annum if paid currently, or 10.0% if accrued, are payable on September 3 and March 3 of each year, with each interest rate increasing .25% on the first anniversary of the closing, 1.0% on the second anniversary of the closing, 2.5% on the third anniversary of the closing, and 5.0% on the fourth anniversary of the closing, may be prepaid in whole or in part at anytime at our option, and are secured by substantially all of our assets, subject to the lien in favor of Sovereign Bank.

Our existing note payable to Douglas S. Falcone, our Chief Operating Officer, in the principal amount of $9.75 million was also restructured.  The initial note accrued interest at the rate of 13.0% per annum payable quarterly with the principal balance due April 18, 2015, was unsecured, and was subordinated to the payment in full of the 2008 Notes.  In connection with the foregoing transactions, we issued, the Subordinated Note to Mr. Falcone.  The Subordinated Note, as amended, is due and payable in full October 3, 2015, is unsecured, and is subordinated in all respects to the Senior Loan and the 2010 Secured Notes.  The Subordinated Note accrues interest and contains payment terms substantially similar to the 2010 Secured Notes.  For a more complete description of the Senior Loan, 2010 Secured Notes and note payable to Mr. Falcone, please see Note 4 of our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

The following table summarizes future principal repayments of term loans and other debt (in thousands):

Twelve months ended September 30,
2011	$1,195
2012	1,052
2013	1,017
2014	1,179
2015 and beyond	14,596
$19,039

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates as of September 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1
First Amendment to Loan and Security Agreement, dated as of October 21, 2010 and effective as of September 3, 2010, by and among the Company, certain of the Company’s subsidiaries, and Sovereign Bank (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on October 26, 2010).

10.2
First Amendment to Amended and Restated Loan and Security Agreement, dated as of October 21, 2010 and effective as of September 3, 2010, by and among the Company, certain of the Company’s subsidiaries, LC Capital Master Fund, LP, Cadence Special Holdings II, LLC, and Lampe Conway & Co., LLC, as administrative and collateral agent (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on October 26, 2010).

10.3
First Allonge to Amended and Restated Subordinated Promissory Note, dated October 21, 2010 and effective as of September 3, 2010, executed by the Company in favor of Douglas Falcone (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on October 26, 2010).

10.4
Loan and Security Agreement, dated September 3, 2010, by and among the Company, Sovereign Bank and the other signatories thereof (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on September 10, 2010).

10.5	$5,500,000 Note, dated September 3, 2010, executed by the Company in favor of Sovereign Bank (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on September 10, 2010).

10.6
Amended and Restated Loan and Security Agreement, dated September 3, 2010, by and among the Company, LC Capital Master Fund, LP, Cadence Special Holdings II, LLC, Lampe Conway & Co., LLC, as administrative and collateral agent, and the other signatories thereto (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on September 10, 2010).

10.7	$3,150,000 Note, dated September 3, 2010, executed by the Company in favor of LC Capital Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on September 10, 2010).

10.8	$350,000 Note, dated September 3, 2010, executed by the Company in favor of Cadence Special Holdings II, LLC (incorporated herein by reference to Exhibit 10.5 of Form 8-K filed on September 10, 2010).

10.9	Exchange Agreement, dated September 3, 2010, by and between the Company and LC Capital Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.6 of Form 8-K filed on September 10, 2010).

10.10	Exchange Agreement, dated September 3, 2010, by and between the Company and Cadence Special Holdings II, LLC (incorporated herein by reference to Exhibit 10.7 of Form 8-K filed on September 10, 2010).

10.11
$9,754,465 Amended and Restated Subordinated Promissory Note, executed by the Company in favor of Douglas Falcone (incorporated herein by reference to Exhibit 10.8 of Form 8-K filed on September 10, 2010).

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

ACCESS TO MONEY, INC.

Date: November 12, 2010	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer