Form 10-K
period 2010-12-31
Access to Money, Inc.
filed 2011-03-28
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $4,826,918. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 15, 2011, the number of shares of the registrant’s Common Stock outstanding was 33,153,811.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2010.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: a decline in ATM transaction volume or fees, changes in technology standards, a failure by third parties to service our ATMs, regulatory changes, changes to interchange fees charged by electronic funds transfer networks, intense competition which could reduce net revenue per ATM or result in us deploying fewer ATMs, increases in interest rates, the inability to obtain cash for our ATMs, disruption of cash replenishment by armored car carriers to our ATMs, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 8 of this report and “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.	BUSINESS

General Description of Business and Organizational History

Access to Money, Inc. (the “Company,” “we” or “us”) was incorporated in the State of Delaware on April 28, 2009. Prior to April 2009, the Company operated under the name of TRM Corporation which was incorporated in the State of Oregon on November 27, 1981. In June 2009, we consummated a merger of TRM Corporation with and into Access to Money, Inc., for the purpose of changing our state of incorporation from Oregon to Delaware and changing our name to “Access to Money, Inc.”

We are an independent automated teller machine (“ATM”) deployer, or “IAD”, acting as the source for businesses to purchase, operate and service automated teller machines, or ATMs. We entered the ATM business in 1999 and expanded our ATM operations through internal growth and acquisitions. We have made two transformative acquisitions; the first occurring in November 2004 when we acquired 15,000 ATMs from eFunds Corporation (“eFunds”), and the second in April 2008 when we acquired approximately 4,200 ATMs from LJR Consulting Corp. d.b.a. Access To Money (“LJR”). Between 2005 and 2007, we encountered financial difficulties and had to sell assets in order to reduce debt. In June 2006, we sold our United Kingdom photocopy business. In January of 2007 we sold our United Kingdom, Canadian and German ATM businesses and our United States photocopy business. In June of 2007, we sold our Canadian photocopy business. The remaining business after the sale of the aforementioned companies and assets was the domestic ATM operations which is now our primary business.

Overview

As of December 31, 2010, we manage, own and operate approximately 10,400 ATMs in the United States. We locate our ATMs in high traffic retail environments through national merchants such as The Pantry, Inc., and through regional and locally-owned supermarkets, convenience and other stores. In addition to providing our merchant customers with supplemental revenues from transaction fees, we believe that the presence of an ATM in a merchant’s store helps to promote higher foot traffic, increase impulse purchases and shopping times, and improve customer retention since the presence of an ATM will likely entice customers to make return visits to the retail site knowing they can obtain cash in the future. We attempt to maximize ATM usefulness for our customers by participating in as many electronic funds transfer networks, or EFTNs, as practical, including NYCE, Visa, MasterCard, Cirrus, Plus, American Express, Discover/Novus, STAR, Allpoint, and Moneypass.

Products and Services

Historically we have deployed and operated ATMs under two programs, Full placement and Merchant-owned:

•	Full placement program. Under this program there are three basic arrangements under which an ATM is operated:
•	We own the ATM and are responsible for all of the operating expenses including maintenance, cash management and loading, supplies, signage and telecommunication services;
•	We own the ATM and are responsible for all operational aspects of the unit except for cash management and loading; or
•	We are responsible for all operational aspects of the unit but the ATM is owned by another party.
•	Merchant-owned program. Under this program, a merchant typically buys an ATM from us and is responsible for the operating expenses, such as maintenance, cash management, supplies, and telecommunication services. We provide access to transaction processing services and act as a source for procuring maintenance services in the event a machine needs to be repaired.

In 2010, we began offering a third arrangement under which we deploy ATMs on a fully outsourced basis for a minimum fixed fee, primarily to local and community banks and regional credit unions. While similar to the full placement model, these machines are typically located in professional settings such as office complexes, legal firms, hospitals, and other non-retail professional settings. Our offering has provided participating financial institutions the ability to expand banking services to their customers with no capital outlay while giving customers the same benefits they would have banking at their local branch or member office.

We also offer prospective retailers a program under which they can rent an ATM and source maintenance support and supplies from us.

We typically place ATMs in high visibility, high traffic locations. Our experience has demonstrated that the following locations, among others, often meet these criteria:

•	convenience stores;
•	combination convenience stores and gas stations;
•	supermarkets;
•	drug stores;
•	entertainment facilities such as bowling alleys, movie theaters, amusement parks, casinos, and racetracks;
•	restaurants (particularly chain restaurants), bars and fast-food establishments;
•	shopping malls; and
•	sporting stadiums.

We offer our customers the ability to deploy ATMs that can provide both a surcharge and a “surcharge free” experience when using the ATM. We promote the benefits of our surcharge-free ATM program as an alternative to the traditional format under which the ATM charges a fee for cash withdrawal. Our experience has shown that surcharge-free ATMs result in increased transaction volume in retail environments. While the consumer using the ATM is not surcharged, a participating financial institution does pay a per transaction fee for their customer’s use of the ATM. The program is intended to increase transaction levels by offering surcharge free banking to a potentially large customer base while still providing a revenue stream on those transactions. In tests we conducted at two major convenience store retailers, we have seen transaction levels increase by as much as 100% with revenue levels remaining constant or increasing.

Sales and Marketing

Our sales and marketing team focuses on developing relationships with prospective customers on both a regional and national level, while building and maintaining relationships with our existing customers. We market and sell through distributors who maintain relationships with customers, independent merchants and small chain accounts. Ours sales force is organized into groups that focus on new merchant sales, new full placement and fully outsourced opportunities, and financial institutions, including banks and credit unions. We also have a dedicated team directed to sell specifically to Dunkin Donut franchises. We recently expanded our relationship with Dunkin Brands and are now authorized to market our ATM programs to all Dunkin Donut franchises in the United States. In support of our sales team, we also have a team focused on customer retention which answers contract questions, negotiates renewals, and acts as another point of contact for our existing customers to help them operate their ATMs effectively.

Customers

We have contracts with national and regional companies in addition to numerous independent store operators. ATMs at The Pantry locations accounted for approximately 13.4% and 12.5% of our total transacting ATMs at December 31, 2010 and 2009, respectively.

The terms of our contracts vary as a result of negotiations at the time of execution. Contract terms typically include:

•	an initial term of three to five years;
•	ATM exclusivity at locations where we install an ATM and, in many cases, a right of first refusal for all other locations;
•	a requirement that the merchant provide a highly visible space for the ATM and signage;
•	protection against underperforming locations which permit us to increase the withdrawal fee or remove the ATM(s);
•	provisions making the merchant’s fee variable based on the number of ATM transactions and milestones;
•	provisions imposing an obligation on the merchant to operate the ATM at any time its store is open to the public; and
•	provisions that require a merchant to use its best efforts to have any purchaser of the merchant’s store assume our contract.

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

We have found that the primary factors affecting transaction volume at a given ATM are its location within the site and merchandising, such as indoor and outdoor signage directing consumers to the machine location. We seek to maximize the visibility and accessibility of our ATMs, because we believe that once a customer establishes a pattern of using a particular ATM, the customer will generally continue to use that ATM. At December 31, 2010 we had 1,839 ATMs for which we were responsible for cash management and 8,561 ATMs for which merchants were responsible for cash management. During 2010, we experienced approximately a 3.7% decrease in the average number of withdrawal transactions per ATM to 247 from 256 in 2009. This decrease in the average number of withdrawal transactions is mainly due to a larger percent of merchant-owned ATMs (which typically have lower transaction volumes than full placement ATMs) to the percentage of full placement ATMs in our portfolio. The decrease in transaction volume was also affected by the loss of one customer that typically had ATMs with higher transaction volumes.

Revenue Model

We generate revenue primarily from transaction based fees and to a lesser extent, service and sales of ATM machines. Transaction based fees consist of (i) withdrawal fees, which are referred to the industry as surcharges or convenience fees and (ii) interchange fees which are charged to the customer’s financial institution by EFTN’s. For a more complete description of our revenue model, please see Part II Item 7 below titled “MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Vendor Relationships

Equipment Suppliers.  We purchase our ATMs primarily from Triton Systems, Hyosung America, Inc., and Hantle USA. We have previously purchased ATMs from NCR Corporation. All of our new ATMs feature advanced functionality, diagnostics and ease of use features including color displays, personal computer-based operating systems, thermal printing, dial-up, remote and wide area network (WAN) monitoring capabilities, and upgrade and capacity-expansion capabilities. All machines can perform basic cash dispensing and balance inquiry transactions, transmit on-screen marketing, and dispense coupons. Most of our equipment is modular in design, which allows us to be flexible and accommodating to the needs of our clients as technology advances. We believe that the large quantity of ATMs we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. We believe that our relationships with all of our ATM suppliers are good.

ATM Maintenance and Servicing. We have service supplier relationships with NCR Corporation, Solvport, Diebold and other regional vendors to provide installation, maintenance, diagnostic and repair services to both full placement and merchant-owned ATMs.

Transaction Processing.  We have transaction processing relationships with WorldPayTM, Fidelity Information Systems, Inc., and First Data Retail ATM Services, L.P.

Cash Management.  We obtain cash to fill our Company-owned ATMs under an agreement with our cash provider Elan Financial Services, a division of U.S. Bank, N.A. We pay a monthly fee on the average amount of cash outstanding based on the Prime Rate. At all times, beneficial ownership of the cash is retained by the cash providers, and we have no access or right to the cash. For additional information on our vault cash agreement, see Note 3 — Vault Cash in the Notes to our Consolidated Financial Statements.

Cash Replenishment.  We contract with armored courier services to transport and transfer the cash we use to fill our full-placement ATMs. We use industry leading armored couriers such as Brinks, Garda and Pendum. Per our agreements, the armored couriers pick up bulk cash and, using instructions received from our cash management team, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by swapping out the remaining cash for a new fully loaded cassette, and then balance each machine and provide reporting to Elan who in turn provides us with information regarding the machine balances.

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

Competition

Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive. Our principal competition arises from other IADs similar to us including FCTI, Global Axcess Corp., International Merchant Services, Inc., Cardtronics, Inc., ATM Express, Inc., and PAI ATM Services. We also compete with numerous national and regional banks that operate ATMs at their branches and at other non-branch locations. We believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors could emerge and potentially acquire significant market share. Many of our competitors have substantially greater human, financial and other resources and may be able to respond faster than we can to changes in the marketplace.

Employees

As of December 31, 2010, we had a total of 62 full time employees working in sales, customer service and administration. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe relations with our employees are good.

Research and Development

During 2009 and 2010, we did not recognize any expense pertaining to research and development.

Trademarks

A majority of our ATM locations are identified by distinctive yellow, green and black trapezoidal signs bearing “TRM ATM(TM),” “Got Cash?”, and “TRM Cash Machine(TM).” We have registered the name “TRM Corporation(TM)” and “TRM ATM(TM)” trademarks for signage used in the United States. Certain of our trademarks will expire in 2011, but can be renewed. We also claim common law trademark rights in the names “Access to Money”, “Access to Money We’ll Show you the Money”, “Acce$$ to Money”, “Acce$$ to Money We’ll Show you the Money” and its logo, in connection with the goods of automated teller machines, namely, electronic currency dispensing apparatus for installation in retail environments other than banks, and instruction manuals sold as a unit therewith. During 2009, we selected use of a single brand, “Access to Money.” We consider our business name and brands to be important to our business. We filed for trademark protection on the “Access to Money” name during 2009.

Government and Industry Regulation

Our business is subject to government and industry regulations which are subject to change. Our failure to comply with existing or future laws and regulations could result in restrictions that may impact our ability to provide our products and services.

Americans with Disabilities Act (“ADA”).  The U.S. Department of Justice has issued new regulations under the ADA that become effective in March 2012. The ADA standards regulate the amount of clear floor space required in front of each ATM, prescribe the maximum height and reach depth of each ATM and dictate the capabilities, instructions, and information required for the use of an ATM by individuals who have visual and hearing impairments and/or wheelchair bound. We have been preparing for these new regulations by purchasing and deploying ATMs that meet the standards in the regulations and do not anticipate an adverse impact related to our full-placement machines. We are working with our merchants who have machines that do not meet the standards to purchase new units that meet the ADA requirements.

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

Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010. Among many other things, the Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFTNs for electronic debit transactions. Many of the detailed regulations required under the Act have yet to be finalized but are currently required to be finalized on or before July 31, 2011. The Act limits fees that financial institutions can charge retailers for use of debit cards. Based on the interpretations of the current language contained within the Act, it appears that the regulation of interchange fees for electronic debit transactions will not apply to ATM cash withdrawal transactions. While we do not believe that the regulations will have a material impact on our operations, if ATM cash withdrawals were to be considered a transaction that falls under the Act, interchange fees could be reduced from their current levels and negatively impact our future revenues and operating profits. There is also language in the proposed regulations aimed at providing merchants with flexibility for point-of-sale transactions, for which cash would have to be paid versus payment by debit or credit cards. Implementation of this change could result in increased use of cash and could positively impact our future revenues and operating profits (through increased transaction levels at our ATMs). The Act also requires debit cards to be recognized (or authorized) over at least two non-affiliated networks and provides for rules that would allow merchants greater flexibility in routing transactions across networks which could be economical. The Federal Reserve requested comments as to whether these network and routing provisions should apply to ATM transactions. If the final rules apply to ATM transactions and allow flexible routing, we and other ATM operators may be able to manage transactions more effectively and economically.

Regulation of transaction fees.  The imposition of fees on ATM transactions in the United States is not currently subject to federal regulation. There have, however, been various state and local efforts in the United States to ban or limit transaction fees, generally as a result of activities of consumer advocacy groups that believe transaction fees are unfair to users. We are not aware of any existing bans or limits on transaction fees applicable to us in any of the jurisdictions in which we currently do business with the exception of Mississippi and Wyoming. Nevertheless, there can be no assurance that transaction fees will not be banned or limited in other cities and states where we operate. Such a ban or limit could have a material adverse effect on us and other ATM operators. We have also experienced State efforts, specifically in South Dakota, to assess a tax on ATM withdrawal transactions. Due to a ruling by the Supreme court of South Dakota that ATM transactions, in their State, are subject to their gross receipt and sales tax regulations, we now adjust commission payments to merchants for the tax due and remit the tax to the State. If other states or municipalities assess similar taxes on ATM transactions, our revenue and profit could be reduced on our full-placement machines.

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

Encrypting Pin Pad (“EPP”) and Triple Data Encryption Standard (“Triple DES”).  Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as EPP and Triple DES. In 2005, we adopted a policy that any new ATMs that we acquire from a manufacturer must be both EPP and Triple DES compliant. As of December 31, 2010, all of our owned ATMs in the United States were compliant with EPP and Triple DES and all our merchant-owned ATMs actively operating also met the required standards.

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

We operate in a business environment that involves substantial risk and uncertainty. The following section of this report identifies some of the risks that could cause, or contribute to, actual results differing materially from expectations or past performance. We caution readers to pay particular attention to the risk descriptions. If the risks described below actually occur, our business, financial condition or results of operations could be materially and adversely affected and we may have to consider various alternative business contingencies based upon the specific risk that is triggered.

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

The proliferation of payment options other than cash, including credit cards, debit cards, and stored-value cards, could result in a reduced need for cash in the marketplace and could result in a decline in the usage of our ATMs.

In the last two decades consumers in the United States have more alternatives in which to make payments for purchases other than cash and checks. The use of credit cards, debit cards and retail stored-value/gift cards have become common place and many merchants now offer zero-charge cash back availability when making purchases. The continued growth in these alternative payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of our ATMs.

Interchange fees, which comprise a substantial portion of our transaction revenues, could decrease as a result of the EFT networks, through which our transactions are routed, decreasing their per transaction rate or increasing their fees.

Interchange fees represented approximately 20.6% of our total ATM transaction revenues for the year ended December 31, 2010. The fees are earned and collected from the various EFT networks for transactions conducted on our ATMs. Interchange fees are set by each network and typically vary by network. Accordingly, if some or all of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, or both, our future transaction revenues could decline.

During 2010, certain networks reduced the net interchange fees paid to ATM deployers for transactions routed through their networks. When contractually allowable, we pass these fee and rate changes through to our customers as a reduction in commissions paid. We have taken steps to change the terms of our base contract for new customers to earn revenue on a fee per transaction which will insulate us from changes in rules from the EFT networks. We still may experience an adverse affect to our revenue on contracts that we cannot pass the fees along to our customers. We can give no assurances that we will be successful in offsetting the effects of any future reductions in the interchange fees received by us, if and when they occur.

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

Persons seeking ATM services have numerous choices. These choices include ATMs offered by banks or other financial institutions and ATMs offered by IADs such as us. Some of our competitors offer services directly comparable to ours while others are only indirect competitors. We believe that there will be continued consolidation in the ATM industry in the United States. New competitors could emerge and acquire significant market share. This competition could prevent us from obtaining or maintaining desirable locations, reduce the transaction volume on our machines, affect the transaction fee levels we charge or require us to increase our merchants’ share of transaction fees thus lowering our profit margin. The occurrence of any of these factors could limit our growth or reduce our sales and income.

If we, our transaction processors, our EFTNs or our other service providers experience system failures, the ATM products and services we provide could be delayed or interrupted, which would harm our business.

Our ability to provide reliable service depends largely on the efficient and uninterrupted operations of our transaction processors, EFTNs and other service providers. Any significant interruptions could severely harm our business and reputation and result in a loss of sales. If we cause any such interruption, we could lose the confidence of merchants under contract with us and or damage our relationships with them. Our systems and operations, and those of our transaction processors, EFTNs and other service providers, could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry and computer viruses. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

We have a cash provisioning agreement with a financial institution that supplies the vault cash for ATMs that we cash manage. This cash provisioning agreement includes a variable interest rate formula under which we are charged for the use of cash. An increase in the prime interest rate would increase our operating costs and expenses.

We rely on third parties to service and deliver cash to our ATMs. If they fail to provide these services timely and effectively, our operations and reputation could be damaged and our transaction volume could be impacted.

Our success depends upon the proper functioning of our ATMs. We rely on third-party service providers over whom we have no control, to service and deliver cash to our ATMs. If our third-party service providers fail to service or deliver cash to our ATMs properly or fail to respond quickly to problems, we may lose customers which will decrease our transaction volume and adversely affect our ability to generate income. Additionally if our third-party service providers fail to service or deliver cash to our ATMs, our reputation and ability to grow can be impaired.

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

The terms of our credit agreements may restrict our current and future operating and financial flexibility.

The agreements that are in effect with respect to our debt include covenants that, among other things, restrict our ability to:

•	engage in mergers, consolidations and asset dispositions;
•	pay dividends on or redeem or repurchase stock;
•	merge into or consolidate with any third party;
•	create, incur, assume or guarantee additional indebtedness;
•	create, incur, assume or permit any liens on any asset;
•	make loans and investments;
•	engage in transactions with affiliates;
•	prepay, redeem or repurchase subordinated indebtedness;
•	enter into sale and leaseback transactions;
•	make asset or property dispositions outside the normal course of business; and
•	change the nature of our business.

Our credit agreements also contains covenants that require us to:

•	maintain a certain fixed Charge Coverage ratio;
•	maintain a certain level of minimum liquidity; and
•	maintain a funded debt to EBITDA ratio.

A failure to comply with the covenants under our credit agreement could result in an event of default. In the event of a default our lender could elect to declare all borrowings, accrued and unpaid interest and other fees outstanding, due and payable, and require us to apply all of our available cash to repay these borrowings.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2010, we had outstanding indebtedness of approximately $18.7 million. Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of;
•	require us to dedicate a substantial portion of our cash flow in the future to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation; and
•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, or other purposes.

Our recent financial results may not be an indicator of our future results.

Based on our restructuring efforts over the past three years, operating history and historical financial results, the projections of our future sales and operating expenses are limited to the indicators and knowledge we have currently. Our planned expense levels are based in part on expectations concerning future sales which are difficult to forecast accurately based on uncertainties related to competition and our ability to successfully generate new business. We may be limited in our ability to adjust costs to compensate for unexpected shortfalls in sales.

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

Any of these factors could materially and adversely affect our business and results of operations. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

Our business has been and may continue to be affected by the recent economic downturn.

The continued instability in the global economic downturn and financial market instability have had and could continue to have a material adverse effect on our business, results of operations, financial condition, access to funding and the trading price of our common stock.

The continued global economic instability has adversely affected unemployment rates, consumer spending, consumer indebtedness, availability of consumer credit, asset values, investments and liquidity. These factors, along with an already high level of consumer indebtedness, have adversely affected the ability and willingness of individuals to spend money, thus resulting in a lower ATM transaction volume. The willingness of individuals to access cash from ATMs could continue to be adversely affected, thus lowering transaction volume, which may materially adversely affect our profitability.

Risks Related to Our Industry

Changes in Regulations under the Americans with Disabilities Act could require us to incur substantial additional expenses which could adversely impact our profitability.

The U.S. Department of Justice has issued new regulations under the Americans with Disabilities Act (“ADA”) that become effective in March 2012. The ADA standards regulate the amount of clear floor space required in front of each ATM, prescribe the maximum height and reach depth of each ATM and requires capabilities, instructions, and information concerning the use of an ATM by individuals who are visually and hearing impaired and/or wheelchair bound. We have been preparing for these new regulations by purchasing and deploying ATMs that meet the standards in the regulations and do not anticipate an adverse impact related to our full-placement machines. We are working with our merchants who have machines that do not meet the standards to purchase new units that meet the ADA requirements.

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

Potential new currency designs may require modifications to our ATMs that could severely impact our cash flows.

On November 26, 2006, a U.S. District Court judge ruled that the United States’ currencies (as currently designed) violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the United States are identical in size and color, regardless of denomination. Due to this ruling, the United States Treasury conducted a study to determine the options to make United States paper currency accessible to the blind or visually impaired. It is our understanding that the Bureau of Engraving and Printing received that study on or about July 28, 2009, and together with the United States Treasury and the Federal Reserve, are reviewing the study. Upon the completion of their review, these institutions will publish recommendations and seek public comments on those recommendations. Following the public comment period, a final recommendation will be made to the Secretary of the Treasury, who has authority to change the design and features of the currency notes utilized in the United States. While it is still uncertain at this time what impact, if any, this process will have on the ATM industry (including us), it is possible that any changes made to the design of the paper currency notes utilized in the United States could require us to incur additional costs to modify our ATMs in order to store and dispense such notes.

The majority of the electronic debit networks over which our transactions are conducted require sponsorship by a bank.

We are required to have bank sponsorship in order to process transactions over the networks on which our transactions occur. We are currently sponsored by two banks driven by our processing vendor relationships.

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

Our directors, officers and principal stockholders, and certain of their affiliates, beneficially own approximately 63.8% of our common stock (assuming the exercise or conversion of any options, warrants or other convertible securities) and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors. In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

We recently issued 10,636,364 shares of restricted common stock in connection with the refinancing of our outstanding indebtedness and agreed to file a registration statement with the Securities and Exchange Commission to register the public resale of such shares. These restricted securities may also become eligible for public resale pursuant to SEC Rule 144, or other applicable exemptions from registration under the Securities Act and applicable state securities laws. Generally, SEC Rule 144 provides that a person who has held restricted securities for a prescribed period may, under certain conditions, publicly resell such shares as early as six months after the date of issuance of such shares. The availability of a large number of shares for sale to the public and the sale of such shares in public markets could have an adverse effect on the market price of our common stock.

Corporate governance requirements are likely to increase our costs and make it more difficult to attract and retain qualified directors.

We are subject to the Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules adopted pursuant to that legislation by the SEC. We expect that these and other new laws, rules and regulations will continue to increase our legal and financial compliance costs and place a significant burden on management. We also expect that new regulatory requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher premium costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee. We may need to hire additional personnel and/or engage outside consulting firms to assist in our efforts to comply with Section 404 of SOX. Any failure to improve our internal accounting controls or other problems with our control systems could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

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

Our principal administrative office is located at 1101 Kings Highway N, Suite G100, Cherry Hill, New Jersey 08034. Our principal operations office is located at 628 State Route 10, Whippany, New Jersey 07981. We currently lease approximately 2,000 square feet in Portland, Oregon. Effective March 1, 2008, we entered into a 38-month lease for 3,000 square feet of office space in Cherry Hill, New Jersey for use as executive office space. Effective July 1, 2008, we entered into a 60-month lease for 14,289 square feet of office and warehouse space in Whippany, New Jersey, where our primary operations and customer service functions are performed. Effective November 1, 2010, we renewed the lease for 2,100 square feet of office and warehouse space in Whippany, New Jersey, for a one-year term. A Portland lease covering 18,572 square feet of sublet space expired in March 2010 and was not renewed. Two warehouse leases for approximately 7,230 square feet expired in 2010 and were not renewed. If we cannot renew any of the current leases we want to retain, we do not anticipate any difficulty leasing suitable replacement space.

Location	Approximate Square Footage	Use	Remaining Term
Whippany, New Jersey	14,289	Office and Warehouse	Twenty-nine months
Cherry Hill, New Jersey	3,000	Office	Eight months
Whippany, New Jersey	2,100	Office	Nine months
East Hanover, NJ	3,360	Warehouse	Seven months
Portland, Oregon	2,000	Office and Warehouse	Six months
ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any litigation.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Range

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “AEMI.” The following table sets forth the high and low bid prices as reported by the OTCBB. The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail markups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

	High	Low
2010
4th Quarter	$0.30	$0.19
3rd Quarter	$0.31	$0.19
2nd Quarter	$0.65	$0.22
1st Quarter	$0.51	$0.30
2009
4th Quarter	$0.46	$0.23
3rd Quarter	$0.46	$0.22
2nd Quarter	$0.34	$0.08
1st Quarter	$0.21	$0.08

As of March 15, 2011, there were 33,213,652 shares of our common stock ($.001 par value) issued and outstanding. We are authorized to issue a maximum of 70,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

As of March 15, 2011, we had 193 holders of record of our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results Of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 8 of this report and elsewhere herein. The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Our discussion and analysis includes the following:

•	Overview of Business
•	Strategic Outlook
•	Developing Trends in the ATM and Financial Services Industry
•	Recent Events
•	Operating Metrics
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates

Overview

We are an IAD which acts as the source for businesses to purchase and operate automated teller machines, or ATMs. Since 1999, we have expanded our ATM sales, service and operations through internal growth and acquisitions.

We currently manage, own and operate approximately 10,400 ATMs across the United States (typically under multi-year contracts) for independent store owners, larger retail chains, hotels, stadiums, universities, banks, credit unions, and other financial institutions. We also offer our financial institution clients a one-stop solution for new branch construction and fit outs. In addition to providing our merchant customers with supplemental revenues from transaction fees, we believe that the presence of ATMs in a merchant’s store helps to promote higher foot traffic, increase impulse purchases, and allow longer shopping times since they often make the retail site a destination for cash. We attempt to maximize the usefulness of our ATMs to our customers by participating in as many Electronic Funds Transfer Networks (“EFTNs”) as practical, including NYCE, Visa, MasterCard, Cirrus, Plus, American Express, Discover/Novus, STAR, Allpoint and Moneypass.

Strategic Outlook

During 2011, we will experience the full year impact of the loss of a major customer that occurred during the third quarter of 2010. We believe our growth opportunities include:

•	Deployment of ATMs at Dunkin Donuts franchise locations nationwide;
•	Expansion of our surcharge free offerings at our full-placement locations with The Pantry;
•	The generation of alternative revenues by deploying content advertising; and
•	Placing fully outsourced ATMs in professional non-retail locations.

In addition to the activities listed above, we will continue to search for opportunities to:

•	Increase the number of deployed devices with existing as well as new merchant relationships;
•	Increase transaction levels at our existing locations; and
•	Acquire ATM portfolios that complement our installed base.

We also continue to evaluate the profitability of our ATMs on a regular basis and make decisions to maximize the value of each unit.

Developing Trends in the ATM Industry

Managed Services.  While many banks own significant networks of ATMs that serve as extensions of their branch networks and increase the level of service offered to their customers, large ATM networks are costly to operate and typically do not provide significant revenue for banks and smaller financial institutions. Operating a network of ATMs is not a core competency for the majority of banks, other financial institutions, or retailers. We believe there is an opportunity for large non-bank ATM operators with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such outsourcing arrangements could reduce a financial institution’s operational costs while extending their customer service.

Decrease in Interchange Rates.  The interchange rates paid to independent ATM deployers, are set by the various EFT networks over which the underlying transactions are routed. Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks. If additional financial institutions move to take advantage of the lower interchange rate, or if additional networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits would be negatively impacted.

Financial Regulatory Reform in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010. Among many other things, the Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions. Many of the detailed regulations required under the Act have yet to be finalized but are currently required to be finalized on or before July 31, 2011. The Act limits fees that financial institutions can charge retailers for use of debit cards. Based on the interpretations of the current language contained within the Act, it appears that the regulation of interchange fees for electronic debit transactions will not apply to ATM cash withdrawal transactions. While we do not believe that the regulations will have a material impact on our operations, if ATM cash withdrawals were to be considered a transaction that falls under the Act, interchange fees could be reduced from their current levels and negatively impact our future revenues and operating profits. There is also language in the proposed regulations aimed at providing merchants with flexibility for point-of-sale transactions, for which cash would have to be paid versus payment by debit or credit cards. Implementation of this change could result in increased use of cash and could positively impact our future revenues and operating profits (through increased transaction levels at our ATMs). The Act also requires debit cards to be recognized (or authorized) over at least two non-affiliated networks and provides for rules that would allow merchants greater flexibility in routing transactions across networks which could be economical for the merchant. The Federal Reserve requested comments as to whether these network and routing provisions should apply to ATM transactions. If the final rules apply to ATM transactions and allow flexible routing, we and other ATM operators may be able to manage transactions so it is more economical for more parties.

Recent Events

Dunkin Donuts.  As of February 16, 2011, we received notification from our customer, Dunkin Brands, the parent company over Dunkin Donut franchises, that we were authorized to extend our sales and marketing effort to all franchise owners nationwide.

Legal Entity Organization.  As of January 1, 2011, we formed a new corporation in the State of Delaware named Access to Money ATM Corporation and merged LJR Consulting Corp. and TRM ATM Corporation into the new corporation. With this merger completed, all of our legal entities are now solely registered in the State of Delaware, the prior brand name, TRM, has been removed from our nomenclature, and final tax returns will filed for the merged companies for the 2010 tax year.

Corporate Debt Restructuring.  During the third quarter of 2010, we obtained $5.5 million in new financing with Sovereign Bank. The proceeds of the loan together with $2.0 million of cash on hand were used to repay $7.5 million principal amount of our existing $11.0 million, 13% interest rate note payable to our current lenders, LC Capital Master Fund, Ltd. and Cadence Special Holdings II, LLC. The remaining $3.5 million balance due on the foregoing notes and our $9.8 million note payable to Douglas Falcone were restructured. In exchange for restructuring the note and terminating outstanding warrants to purchase 15.0 million shares of common stock, we issued 10,636,364 shares of common stock to our current lenders. As there has been a substantial change in debt terms, a debt extinguishment has occurred resulting in a loss on extinguishment of approximately $1.0 million in 2010.

The terms of the senior secured loan with Sovereign Bank provide for an interest rate of 6.81% and monthly payments of principal and interest amortizing over five years. The terms of the $3.5 million outstanding balance on the Lampe Note were restructured to be junior to Sovereign Bank, mature in 61 months, and provide for an initial interest rate of 7.00% in cash, or 10.00% PIK (payment in kind) at our option, subject to annual increase. The amended Lampe Note with Douglas Falcone was restructured to be coterminous with the restructured Lampe Note, subordinated to both Sovereign Bank and the current lenders, and provide for an initial interest rate of 7.00% in cash, or 10.00% PIK at the Company’s option, subject to annual increase.

For additional information on our financing activities during the period, see Note 7 — Term Loans Payable and Other Debt of our Notes to Consolidated Financial Statements included in Part II Item 8 of this report.

Operating Metrics

Revenue Components

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

The principal cost related to the operation of an ATM is the commission we pay to a merchant or the ATM owner. The amount of the commission paid is dependent on a number of factors the most important of which is whether we provide cash for the machine. Under our merchant-owned model, the merchant supplies the ATM with cash to operate the unit and retains the majority or all of the surcharge which is the primary component of commission. For ATMs we deploy under our full placement model where we pay the costs to operate the unit, the merchant receives a smaller amount of commission than those in our merchant-owned model. Full placement machines typically generate more income on a per unit basis to the Company compared to a merchant-owned unit.

Cost of Sales

Our cost of sales primarily consists of costs directly associated with transactions that occur on ATMs we and our merchants own and operate. These costs include vault cash rental expense, service costs, armored car costs, communications expense, transaction processing costs, and other direct operations expense. While merchant commissions are a cost associated with the operation of our ATMs, we present them above cost of sales, individually, on our operating statement, as a direct reduction of gross sales.

Vault Cash Rental Expense.  We pay a fee to our vault cash provider for renting cash that is used in our full-placement ATMs. See Note 3 — Vault Cash in our Notes to Consolidated Financial Statements included in Part II Item 8 of this report, for more detail related to our vault cash.

Armored Car Costs.  We contract with armored courier services to transport and transfer the cash we use to fill our full-placement ATMs. We use industry leading armored couriers such as Brinks, Garda and Pendum. Per our agreements, the armored couriers pick up bulk cash and, using instructions received from our cash management team, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by swapping out the remaining cash for a new fully loaded cassette, and then balance each machine and provide reporting to Elan who in turn provides us with information regarding the machine balances.

Service Costs.  Depending on the type of arrangement with the merchant, we may be responsible for the maintenance of ATMs we operate. We typically use third parties with national operations to provide these services but also have staff technicians who perform repairs. Our primary service vendors are NCR Corporation and Solvport.

Communications.  For our full-placement ATMs, we are responsible for providing telecommunications capabilities, allowing them to connect with the applicable EFT network.

Transaction Processing.  We pay fees to third-party processors to conduct transactions to EFT networks for authorization by the cardholders’ financial institutions and to settle transactions. We have contracts with Fidelity Information Services, WorldPayTM and First Data Retail ATM Services, L.P.

Cost of Machine Sales.  In connection with the sale of equipment to merchants, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses.

Selling, General and Administrative Expense

Our sales, general and administrative expenses include salaries, benefits, advertising and marketing, depreciation, amortization of intangible assets, freight and postage, professional services such as legal and accounting, administrative costs, travel related expenses, telecommunications, and other corporate related costs.

Key Operating Metrics

We rely on certain key measures to monitor our operating performance, including total transactions, total withdrawal transactions, number of transacting ATMs, withdrawals per ATM per month, gross sales per withdrawal transaction, commission per withdrawal, and net transaction based sales per withdrawal per month.

The following table sets forth information regarding these key measures for the twelve month periods ended December 31, 2010 and 2009:

	Twelve Months Ended December 31,
	2010	2009
Total transactions	39,843,094	43,330,209
Withdrawal transactions	31,953,828	34,632,128
Average number of transacting ATMs	10,794	11,265
Average withdrawals per ATM per month	247	256
Average gross transaction-based sales per withdrawal	$2.44	$2.43
Average commission per withdrawal	$1.78	$1.73
Average net transaction-based sales per withdrawal	$.66	$.70

The average number of transacting ATMs in our network during 2010 decreased by 471 from 11,265 in 2009 compared to 10,794 in 2010. This decrease was primarily due to normal attrition and the removal of 465 ATMs due to the non-renewal of a customer contract which occurred in June 2010. The decrease in the number of transacting machines contributed to a 2.7 million, or 7.7%, decrease in the number of withdrawal transactions between 2010 and 2009.

The number of transacting ATMs in our network at December 31, 2010 was 10,400 compared to 11,006 at December 31, 2009.

We experienced a decrease in the average net transaction-based sales per withdrawal of $0.04 to $0.66 in 2010 from $0.70 in 2009. This decrease was primarily due to the removal of units that contributed larger per unit margins and new contracts that were installed with higher commission structures. Net transaction-based sales were also impacted in 2010 due to lower interchange revenue as a result of networks increasing their fees per transaction. While a majority of these fees are being fully passed through to the ATM merchant/operator, the fee reduction directly reduces revenue on our full placement units. The network fees had less of an impact over the twelve-month period of 2010 because they were not implemented by the networks until the second quarter of 2010. We expect however, the most recent fee increases and any future network fee increases will impact margins on units on which the fees cannot be passed forward to the ATM merchant/operator.

We have completed the transition of our corporate name and brand to “Access to Money.” We believe this name and brand uniquely identify the products and services we offer and provides a simple, yet powerful, vision and connection to our clients, industry and consumers.

Results of Operations

The following table sets forth our Consolidated Statements of Operations information as percentages of sales. The percentages for commission and net transaction-based sales are calculated as a percentage of gross transaction-based sales. The percentages for ATM equipment and other sales are calculated as a percentage of net sales. The percentages for net sales are calculated as a percentage of the sum of gross transaction-based sales plus ATM equipment and other sales. The percentages for Cost of ATM operating sales are calculated as a percentage of net transaction-based sales. The percentages for Cost of ATM equipment and other sales are calculated as a percentage of ATM equipment and other sales. All other percentages are calculated as a percentage of net sales. Percentages may not add due to rounding.

	Twelve Months Ended December 30,
	2010	2009
Gross transaction-based sales	100.0%	100.0%
Commission	72.6	71.1
Net transaction-based sales	27.4	28.9
ATM equipment and other sales	22.3	17.3
Net sales	32.7	32.9
Cost of ATM operating sales	54.6	51.0
Cost of ATM equipment and other sales	64.6	43.1
Total cost of sales	56.9	49.7
Gross profit	43.1	50.3
Sales, general and administrative expenses	39.3	36.7
Operating income	3.9	13.6
Interest expense
Interest expense	9.9	10.6
Amortization – debt issuance	5.5	7.6
Total Interest Expense	15.4	18.2
Loss/(gain) on warrant value	(11.2)	17.9
Net loss	(4.7)%	(22.5)%

Comparison of Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

Sales

The following table sets forth selected information from our Condensed Consolidated Statements of Operations. The results are in thousands, except for percentages.

	Twelve Months Ended December 31,
	2010	2009	% Change
Gross transaction-based sales	$78,054	$84,252	(7.4)
Commissions	56,693	59,926	(5.4)
Net transaction-based sales	21,361	24,326	(12.2)
Service and other sales	2,570	2,868	(10.4)
ATM equipment sales	3,360	1,936	73.6
Branch build out	202	292	(30.9)
Net sales	$27,493	$29,422	(6.6)

Gross transaction-based sales were approximately $78.1 million during the twelve months ended December 31, 2010 compared to $84.3 million for the corresponding period of 2009. This $6.2 million, or 7.4%, decrease was primarily attributable to fewer transacting units in 2010.

Service and other sales decreased by $298,000, or 10.4%, to $2.6 million during the twelve-month period ended December 31, 2010 compared to $2.9 million in the corresponding period in 2009. The decrease was primarily due to fewer billable service calls as a result of the replacement of older ATMs with newer equipment.

Sales of ATM machines increased by $1.4 million, or 73.6%, to approximately $3.4 million during 2010 from $1.9 million during 2009. This increase was the result of hardware sales to several large customers in 2010 compared to 2009 when many customers waited for the economy to improve before spending capital on new equipment.

Commissions

Our merchants receive fees from transactions generated by the ATMs on their premises. These fees, or commissions, represent a share of transaction fees. The amount of the commission depends on a variety of factors, including the type of arrangement under which we place the ATM with the merchant and the number of transactions at the ATM.

Commissions decreased from $59.9 million during the twelve-month period ended December 31, 2009 to $56.7 million in the twelve-month period ended December 31, 2010. This decrease of approximately $3.2 million, or 5.4%, resulted primarily from fewer withdrawal transactions which decreased by 7.7%. As a percentage of gross transaction-based sales, commissions increased to 72.6% in 2010 from 71.1% during 2009. The average commission per withdrawal transaction increased to $1.78 for 2010 as compared to $1.73 for 2009. The higher commission per withdrawal is the result of new commission structures on recent ATM contracts compared to those for machines with lower commission structures that were taken out of service during 2009.

Cost of Sales

The following table sets forth selected costs of sales data from our Condensed Consolidated Statements of Operations. The results are in thousands, except for percentages.

	Twelve Months Ended December 31,
	2010	2009	% Change
Processing costs	$2,373	$2,539	(6.5)
Armored car service	2,257	2,457	(8.1)
Cost of cash	1,946	1,931	0.7
Service costs	3,104	3,534	(12.2)
Machine depreciation	989	862	14.7
Communication costs	809	901	(10.2)
Other costs	835	583	43.2
Total cost of sales (less machine cost)	$12,313	$12,807	(3.9)
Cost of machine sales	3,317	1,806	83.7
Total cost of sales (including machine cost)	$15,630	$14,613	7.0

Cost of sales from operations consist primarily of cost of vault cash, service costs, processing costs, armored car service costs, communication costs and machine depreciation. We also include the cost of machines we purchase for resale and have provided total cost of sales including and excluding this amount. Machine sale cost is directly related to machine sales and varies period to period based on sales volumes. Cost of sales excluding machine sale cost decreased by $494,000, or 3.9%, between the twelve months ended December 31, 2010 and 2009. This decrease is primarily associated with the reduction in our transaction volume. Cost of sales including machine cost increased approximately $1.0 million, or 7.0%, to $15.6 million during the twelve months ended December 31, 2010 compared to $14.6 million in the same period in 2009. This increase is mostly driven by the 83.7% increase in cost of machine sales.

Processing fees decreased $166,000, or 6.5%, to approximately $2.4 million, in the twelve months ended December 31, 2010 compared to $2.5 million in the same period of 2009. The decrease is due to fewer transactions in 2010 compared to 2009.

Armored car costs decreased $200,000, or 8.1%, to $2.3 million in the twelve months ended December 31, 2010 from $2.5 million in the same period of 2009. This decrease is attributable to a decrease in the number of ATMs for which we supply cash.

Our cost of vault cash increased by $15,000, or 0.7%, to $1.9 million during the twelve months ended December 31, 2010 from $1.9 million in the same period of 2009. While the cost year over year is relatively unchanged, we did experience a 60% increase in the insurance premium paid per machine per month assessed by our vault cash provider. The interest rate on our vault cash facility remained constant at 2.75% between December 31, 2009 and December 31, 2010.

Maintenance and third party service costs decreased $420,000, or 12.2%, to approximately $3.1 million during 2010 compared to $3.5 million during 2009. This reduction is the result of improvements in coordination with our third party service vendors combined with improved communication between our clients and our customer and technical services teams. The reduction is also attributable to not having to pay for the maintenance for 465 ATMs under a contract that did not get renewed.

Machine sale cost increased $1.5 million, or 83.7%, to $3.3 million in 2010 from $1.8 million in 2009 due to hardware sales to several large customers in 2010 compared to the same period in 2009 during which customers were hesitant to make large capital outlays due to economic conditions.

Gross Profit (in thousands, except for percentages)

	Twelve Months Ended December 31,
	2010	2009	% Change
Gross profit	$11,863	$14,809	(19.9)

During the twelve months ended December 31, 2010, gross profit was approximately $11.9 million compared to $14.8 million in the same period of 2009. The reasons for the decreases have been discussed above in sales and costs.

Selling, General, and Administrative Expenses (in thousands, except for percentages)

	Twelve Months Ended December 31,
	2010	2009	% Change
Selling, general and administrative	$10,793	$10,803	(0.1)

Selling, general and administrative expense remained relatively constant during the twelve months ended December 31, 2010 and 2009. Selling, general and administrative expense as a percent of net sales increased to 39.3% in 2010 from 36.7% in 2009.

In connection with the loss of income related to the non-renewal of a major customer contract, we have made staff reductions, reduced general and administrative cost and instituted company-wide salary reductions. Payroll related costs decreased by $418,000, or 8.0%, to $4.8 million for the twelve months ended December 31, 2010 compared to $5.2 million in the same period in 2009. This decrease is primarily attributable to reductions in bonus, commission, and headcount.

We have experienced decreases in repairs and maintenance, telephone, insurance, office related, bank fees, legal and outsourced services of approximately $539,000 in 2010 compared to 2009. These reductions have been offset by a combined increase of approximately $166,000 of costs related to rent, travel and entertainment and marketing in 2010 compared to the corresponding period of 2009.

Selling, general and administrative expense for 2010 also included $440,000 in non-recurring charges, comprised of $146,000 pertaining to a revalue of inventory, $74,000 related to the write-off of an old trademark, and $220,000 for the writedown of fixed assets related to the termination of a contract with a significant customer.

Operating Income (in thousands, except for percentages)

	Twelve Months Ended December 31,
	2010	2009	% Change
Operating income	$1,070	$4,006	(73.3)

During the twelve months ended December 31, 2010, operating income was $1.1 million, compared to $4.0 million earned in the corresponding period of 2009. The reasons for the decreases have been discussed above in sales and costs.

Depreciation and Amortization (in thousands, except for percentages)

	Twelve Months Ended December 31,
	2010	2009	% Change
Depreciation expense	$1,350	$1,201	12.4
Amortization expense	$2,224	$2,917	(23.8)

Depreciation is accounted for in both cost of sales and selling, general and administrative expense. Machine depreciation for ATMs that we own is included in cost of sales while all other depreciation related to furniture fixtures and equipment, computer related assets and automobiles is included in selling, general and administrative expense. Amortization listed above is related to intangible assets and debt issuance. Debt issuance amortization is accounted for below operating income and included in interest expense.

The increase in the depreciation between the twelve-month periods of 2009 and 2010 is primarily due to the addition of full placement ATMs and computer equipment acquired during 2010.

Interest Expense and Amortization of Debt Issuance Cost (in thousands except for percentages)

	Twelve Months Ended December 31,
	2010	2009	% Change
Interest expense	$2,715	$3,133	(13.3)
Amortization – debt issuance	1,505	2,233	(32.6)
Total interest related expense	$4,220	$5,366	(21.3)

Total interest related expense for the twelve months ended December 31, 2010 decreased by $1.2 million, or 21.3%, to $4.2 million from $5.4 million in the corresponding period of 2009. This decrease was based on accruals related to the terms of our new and amended loan agreements with our lenders. As a result of our new credit facility and restructuring of other long-term indebtedness, we expect interest expense to further decrease in 2011.

Loss on Debt Extinguishment (in thousands except for percentages)

	Twelve Months Ended December 31,,
	2010	2009	% Change
Loss on debt extinguishment	$995	$—	—

The $995,000 loss on debt extinguishment is the result of three components derived from the refinancing of our debt which included an exchange of warrants. The first component of the loss was $164,000 pertaining to the write-off of deferred financing costs associated with the 2008 Notes which released the lenders as the primary debtor, thus extinguishing the liability. The second component of the loss on debt extinguishment was approximately $1.2 million representing the remaining unamortized debt discount also associated with the 2008 Notes. The third component was $422,000 representing the gain in value between warrants exchanged and shares issued. See Note 9 — Shareholder’s Deficit in our Notes to Consolidated Financial Statements included in Part II Item 8 of this report for more detail related to the exchange of warrants.

Equipment Write-offs

During the normal course of business in 2010 we incurred a loss of $46,000 related to the disposal and sale of ATMs. Machines that come out of service are inspected by our technical services group to determine if they can be deployed to an alternative location. In some cases we determined that the unit was past its expected or useful life and was better utilized for its parts.

Provision (benefit) for Income Taxes

We have recorded no benefit from our losses for 2010 and 2009 because we are uncertain that we will be able to realize the benefit of our net operating loss carry forwards and future deductible amounts.

Change in Fair Value of Warrants

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

We have warrants outstanding which provide the holder to purchase up to an aggregate of 3.1 million shares of common stock upon exercise. The warrants expire November 2013 and have an exercise price of $0.28. The outstanding warrants are exercisable at any time and we have agreed to register the shares issuable upon the exercise of the warrants. We use a Black-Scholes valuation model to estimate the fair value of the outstanding warrants.

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of December 31, 2010 (in thousands).

Balance as of January 1, 2010	$6,747
Exchange of warrants	(3,081)
Decrease in fair value of warrants	3,079
Balance as of December 31, 2010	$587

We determined the fair value of our warrants using a Black-Scholes model. The significant assumptions considered by the model were the amount of outstanding warrants, the remaining term of each warrant, the per share stock price of $0.22, a risk free rate of 0.91%, and a historical volatility of 183.8%.

Due to the exchange of warrants which occurred in 2010, we expect that the change in fair value of our remaining warrants should not have any material impact to our financial statements in future quarters.

Net Loss (in thousands, except for percentages)

Our net losses in 2010 and 2009 have been materially impacted by the accounting associated with warrant valuations and a large charge in 2010 associated with the refinance of outstanding debt. The following table provides a reconciliation of net loss to adjusted net loss to show the impact of those items.

	Twelve Months Ended December 31,
	2010	2009	% Change
Net loss	$(1,305)	$(6,623)	(80.3)
Loss on debt redemption	995	—	—
Loss (gain) on warrant value	(3,078)	5,253	158.6
Net loss after adjustments	$(3,388)	$(1,370)	(147.3)

We recognized a net loss after adjustments of approximately $2.0 million, or 147.3%, to $3.4 million for the twelve months ended December 31, 2010 compared to an adjusted net loss of $1.4 million for the same period of 2009.

Liquidity and Capital Resources

Our principal ongoing funding requirements are for working capital to finance operations, make debt payments, and fund capital expenditures. We believe that our liquidity and capital resources are adequate for our currently anticipated needs over the next twelve months. We have satisfied our funding requirements through a combination of cash from operations and proceeds from credit facilities. Below is a description of our principal source of external funding.

On September 3, 2010 we obtained $5.5 million via a senior secured loan, (the “Senior Loan”), pursuant to a Loan and Security Agreement, (the “Senior Loan and Security Agreement”), by and among us, our subsidiaries, and Sovereign Bank. The Senior Loan is due September 3, 2015, accrues interest at the rate of 6.81% per annum, requires monthly payments of principal and interest amortizing over a five year period, and is secured by substantially all of our assets. We have the right to prepay the then outstanding balance, in whole or in part, at anytime. If we prepay 50.0% or more of the then outstanding balance, we are required to pay a fee initially equal to 5.0% of the amount prepaid which reduces ratably on an annual basis to 1% of the amount prepaid four years after funding. On October 21, 2010 we entered into a First Amendment to the Senior Loan and Security Agreement. The Senior Loan and Security Agreement, as amended, contains standard and customary covenants including, prohibitions on incurring additional indebtedness, making loans or investments, granting security interests in any of our property, or acquiring any business or assets without the consent of Sovereign Bank. Financial covenants require that we maintain minimum liquidity of $2.0 million on deposit with Sovereign Bank, a fixed charge coverage ratio of 1.25 to 1 as of the end of each fiscal quarter, a funded debt to EBITDA ratio of not more than 2 to 1 as of the end of each fiscal quarter, and a minimum cash balance of $3.25 million on deposit with Sovereign Bank after making any payment on subordinated indebtedness. As of December 31, 2010, we were in compliance with all financial covenants.

The proceeds of the Senior Loan, together with $2.0 million of cash on hand, were used to repay $7.5 million of principal due on our existing $11.0 million Senior Secured Notes payable to LC Capital Master Fund, Ltd. (“LC Capital”) and Cadence Special Holdings II, LLC (“Cadence”), (the “2008 Notes”). The 2008 Notes accrued interest at the rate of 13.0% per annum, were secured by substantially all of our assets, and were due and payable in full on April 18, 2011. In connection with the closing of the Senior Loan, we entered into an Amended and Restated Loan and Security Agreement, dated September 3, 2010, with LC Capital, Cadence and Lampe Conway & Co., LLC as administrative agent and collateral agent (the “Amended and Restated Lampe Loan and Security Agreement”), pursuant to which the 2008 Notes were amended and restated (the “2010 Secured Notes”). The 2010 Secured Notes have an aggregate principal amount of $3.5 million, are due October 3, 2015, are subordinated to the Senior Loan, accrue interest at the rate of 7.0% per annum if paid currently, or 10.0% if accrued, payable on March 3rd and September 3rd of each year, with each interest rate increasing .25% on the first anniversary of the closing, 1.0% on the second anniversary of the closing, 2.5% on the third anniversary of the closing, and 5.0% on the fourth anniversary of the closing, may be prepaid in whole or in part at anytime at our option, and are secured by substantially all of our assets, subject to the lien in favor of Sovereign Bank. Pursuant to the Amended and Restated Lampe Loan and Security Agreement and an Amendment, entered into October 21, 2010, (the “Lampe Amendment”), we are prohibited from paying interest on the 2010 Secured Notes unless we have a cash balance of $3.25 million after such payment. The Lampe facility, as amended, also contains financial covenants which require a minimum liquidity of $1.45 million on deposit with Sovereign Bank, a fixed charge coverage ratio of not less than 1.25 to 1 as of the end of each fiscal quarter, and a funded debt to EBITDA ratio of not more than 2.2 to 1 as of the end of each fiscal quarter. As of December 31, 2010, we were in compliance with all financial covenants.

Our note payable to Douglas B. Falcone, our Chief Operating Officer, in the principal amount of $9.75 million was also restructured. The initial note accrued interest at the rate of 13.0% per annum payable quarterly with the principal balance due April 18, 2015, was unsecured, and subordinated to the payment in full of the 2008 Notes. In connection with the foregoing transactions, we issued an Amended and Restated Subordinated Promissory Note to Mr. Falcone (the “Subordinated Note”). The Subordinated Note is due and payable in full October 3, 2015, is unsecured, and is subordinated in all respects to the Senior Loan and the 2010 Secured Notes. The Subordinated Note accrues interest and contains payment terms substantially similar to the 2010 Secured Notes. During 2010, we accrued $1.4 million related to our note payable to Douglas B. Falcone. On October 21, 2010, we executed a First Allonge to the Subordinated Note (the “Allonge”). The Allonge amends the dates in which interest shall be paid from April 18 and October 18 of each year to March 3 and September 3 of each year.

Net cash provided by operating activities during the year ended December 31, 2010 was $1.7 million compared to net cash provided by operating activities during the year ended December 31, 2009 of $4.4 million. During 2010 the principal adjustments to our operating loss were depreciation and amortization, the non-cash change in warrant value, a non-cash charge recorded as a loss on debt redemption associated with refinancing our debt facilities, and an increase in accounts payable — other primarily associated with interest accruals. The primary drivers of the $2.7 million difference in operating cash between December 31, 2010 and December 31, 2009 were a $1.0 million increase in restricted cash in 2009 compared to 2010 combined with lower net income in 2010 due to the non-renewal of a major customer and expense associated with the contract renewal of another customer in December 2010.

Net cash used in investing activities during the year ended December 31, 2010 was $1.5 million compared to $1.6 million in 2009. Cash used in 2010 consisted primarily of capital expenditures for ATMs and equipment. Cash used in 2009 was primarily for capital expenditures.

Net cash used in financing activities was $3.6 million during the year ended December 31, 2010 and consisted of repayment of term loans. Net cash used in financing during the year ended December 31, 2009 was $1.6 million for the payment of term loans.

We had cash and cash equivalents of approximately $2.4 million at December 31, 2010 compared to $5.8 million at December 31, 2009. At December 31, 2010, we had a net working capital deficit of $6.6 million compared to a net working capital deficit of $1.9 million at December 31, 2009. We believe that our cash balances are sufficient to operate the business for the foreseeable future, however, will be at levels lower than in the past. The decrease was due primarily to the use of $2.0 million to pay down debt, an increase in our net loss related to the loss of a customer, the renegotiation of another customer contract, and a $1.3 million increase in accrued expenses.

Other than cash needed for operating activities, during 2011 we only expect to use cash to purchase ATMs that will generate revenue.

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

TRM ATM Corporation, our wholly-owned subsidiary, entered into a series of Cash Provisioning Agreements with U.S. Bank National Association, doing business as Elan Financial Services (“Elan”), and various armored car carriers, dated October 31, 2008 (the “Cash Provisioning Agreements”). The Cash Provisioning Agreements provide that Elan will provide cash, through the use of armored car carriers, for our ATMs. The term of the Cash Provisioning Agreements is for a period of five years and automatically renews for additional one year periods unless either party gives the other party notice of its intent to terminate. We are responsible for the payment of fees related to the use of the cash based upon the amount of cash used and a rental rate tied to the prime rate. We provided Elan with a subordinated lien and security interest in the ATMs, subject to the security interest of Sovereign Bank, Lampe Conway & Co., LLC, and any third party providing direct financing of any ATM equipment and any refinancings of any of the foregoing. The Cash Provisioning Agreements also require us to maintain a positive demand account balance with Elan or, at our option, a letter of credit in favor of Elan in an amount not less than $600,000. Elan may draw on the account balance or letter of credit (i) in the event we materially default in the performance of any duties or obligations, which is not cured within 30 days notice; (ii) if we (A) terminate or suspend our business, (B) become subject to any bankruptcy or insolvency proceeding under federal or state statute, (C) become insolvent or become subject to direct control by a trustee, receiver or similar authority, (D) wind up or liquidate, or (E) are required to terminate our involvement in the activities covered by the Cash Provisioning Agreements by order of a court of competent jurisdiction or a regulatory agency which governs the activities of a party; and (iii) in order to obtain payment of any fees, charges or other obligations that have not been paid pursuant to the Cash Provisioning Agreements. The demand account balance or letter of credit must remain open and funded by us for a period of 90 days after the termination of the Cash Provisioning Agreements.

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

We determined the fair value of our reporting unit using a discounted cash flow approach and market approach. The discounted cash flow approach calculated the present value of projected future cash flows using appropriate discount and growth rates. The market approach we utilized was based on our comparison to seven companies providing similar services within the financial services industry. The fair values derived from these valuation methods were compared to the carrying value of the reporting unit to determine whether impairment exists. Based on the conclusions of our testing, it is our opinion that as of November 30, 2010 our Goodwill is not impaired.

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

As of December 31, 2010 and 2009, our assets include goodwill of $10.6 million, respectively, and other intangible assets with a net carrying amount of $1.4 million and $1.7 million, respectively.

Valuation of Long-Lived Assets.  In accordance with ASC 360-10, we test all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicated that possible impairment exists. Whenever events or changes in circumstances indicate that our merchant contracts or equipment may be impaired, we evaluate the recoverability of the asset. We periodically evaluate the estimated economic lives and related amortization expense for our finite-lived intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements and current and projected cash flows. Should the sum of the expected future net cash flows be less than the carrying values of the tangible or intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible or intangible assets exceeded their fair value.

Realization of Tax Assets.  We have established valuation allowances to reduce our deferred tax assets to the amount that we believe we will realize. Because we are uncertain that we will be able to realize the benefit of our net operating loss carry forwards and future deductible amounts, we have established valuation allowances that reduced the carrying value of our net deferred tax assets to zero as of December 31, 2009 and 2010. If we determine that we will realize deferred tax assets in the future, we will increase (decrease) net income (loss) in the period in which we make the determination.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K commencing on page 30.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Access to Money, Inc.:

We have audited the accompanying consolidated balance sheet of Access to Money, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access to Money, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey
March 28, 2011

Access to Money, Inc.

Consolidated Balance Sheets
(In thousands)

	December 31,
	2010	2009
Assets
Current assets:
Cash	$2,421	$5,770
Restricted cash	601	800
Accounts receivable, net	2,552	2,494
Leases receivable, net	163	109
Inventories	917	767
Prepaid expenses and other	440	289
Deferred financing costs	44	259
Total current assets	7,138	10,488
Property and equipment, net	2,445	3,220
Intangible assets, net	1,368	1,711
Goodwill	10,559	10,559
Deferred financing costs, long term	166	78
Other assets	473	319
Total assets	$22,149	$26,375
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$5,667	$5,639
Accrued expenses	6,940	5,691
Term loans	1,131	1,092
Total current liabilities	13,738	12,422
Long term liabilities:
Term loans and other debt	17,590	18,406
Warrants	587	6,747
Total liabilities	31,915	37,575
Shareholders’ deficit:
Common stock, $0.001 par value – 70,000,000 shares authorized; 33,205,318 and 22,085,624 shares issued as of December 31, 2010 and December 31, 2009, respectively, and 33,146,333 and 22,073,225 shares outstanding at December 31, 2010 and December 31, 2009, respectively	33	22
Preferred stock – 5,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	138,681	135,935
Treasury stock	(21)	(3)
Accumulated deficit	(148,459)	(147,154)
Total shareholders’ deficit	(9,766)	(11,200)
Total liabilities and shareholders’ deficit	$22,149	$26,375

See accompanying notes to consolidated financial statements.

Access to Money, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Fiscal Years ended December 31,
	2010	2009
Revenues:
Gross transaction-based sales	$78,054	$84,252
Commissions	56,693	59,926
Net transaction-based sales	21,361	24,326
ATM equipment and other sales	6,132	5,096
Net sales	27,493	29,422
Cost of sales:
Cost of ATM operating sales	11,666	12,415
Cost of ATM equipment and other sales	3,964	2,198
Total cost of sales	15,630	14,613
Gross profit	11,863	14,809
Selling, general and administrative expense	10,793	10,803
Operating income	1,070	4,006
Interest expense	2,715	3,133
Amortization of debt issuance costs	1,505	2,233
Loss on early extinguishment of debt	995	—
Other expense (income)	238	10
Change in fair value of warrants	(3,078)	5,253
Provision (benefit) for income taxes	—	—
Net loss	$(1,305)	$(6,623)
Net loss per common share – basic and diluted	$(0.05)	$(0.30)
Weighted average common shares outstanding – basic and diluted	25,720	21,731

See accompanying notes to consolidated financial statements.

Access to Money, Inc.

Consolidated Statement of Shareholders’ Deficit
Years ended December 31, 2010 and 2009
(In thousands)

	Common		Treasury		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders Deficit
	Shares	Amounts	Shares	Amounts
Balances, December 31, 2008	21,486	$22	—	$—	$135,935	$(139,175)	$(3,218)
Cumulative effect of accounting change for warrant valuation	—	—	—	—	—	(1,493)	(1,493)
Net loss	—	—	—	—	—	(6,623)	(6,623)
Share-based compensation	—	—	—	—	—	137	137
Shares issued	—	—	12	(3)	—	—	(3)
Restricted shares vested	600	—	—	—	$—	$—	—
Balances, December 31, 2009	22,086	$22	12	$(3)	$135,935	$(147,154)	$(11,200)
Net loss	—	—	—	—	—	(1,305)	(1,305)
Share-based compensation	—	—	—	—	98	—	98
Shares issued	11,119	11	47	(18)	2,648	—	2,641
Balances December 31, 2010	33,205	$33	59	$(21)	$138,681	$(148,459)	$(9,766)

See accompanying notes to consolidated financial statements.

Access to Money, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	For the Fiscal Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,305)	$(6,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charges	440	—
Depreciation	1,350	1,201
Amortization	2,224	2,917
Non-cash share-based compensation	98	138
Loss on disposal or retirement of equipment	46	122
Provision for doubtful accounts	133	146
Loss on debt extinguishment	995	—
Change in warrant value	(3,078)	5,254
Changes in assets and liabilities, net of acquisitions
Restricted cash	199	1,212
Accounts receivable	(191)	358
Leases receivable	(54)	852
Inventories	(294)	(262)
Prepaid expenses and other	(151)	19
Accounts payable	28	(1,212)
Accrued expenses	1,257	322
Cash provided by operating activities	1,697	4,444
Cash flows from investing activities:
Capital expenditures	(964)	(1,770)
Acquisition of intangible and other assets	(508)	118
Proceeds from sale of equipment	—	37
Cash used in investing activities	(1,472)	(1,615)
Cash flows from financing activities:
Proceeds from term loans	5,500	57
Payment on term loans	(8,849)	(1,651)
Debt financing costs	(225)	—
Cash used in financing activities	(3,574)	(1,594)
Net increase (decrease) in cash and cash equivalents	(3,349)	1,235
Beginning cash and cash equivalents	5,770	4,535
Ending cash and cash equivalents	$2,421	$5,770
Supplemental cash flow information:
Cash paid for interest	$1,444	$1,641
Cash paid for taxes	$4	$(4)

See accompanying notes to consolidated financial statements.

Access to Money, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are an IAD acting as the source for businesses to purchase, operate and service automated teller machines, or ATMs. We entered the ATM business in 1999 and expanded our ATM operations through internal growth and acquisitions. The Company has made two transformative acquisitions, the first occurring in November 2004 when we acquired 15,000 ATMs from eFunds Corporation (“eFunds”), and the second in April 2008 when we acquired approximately 4,200 ATMs from LJR Consulting Corp. d.b.a. Access To Money (“LJR”). Between 2005 and 2007, the Company encountered financial difficulties and had to sell assets in order to reduce debt. In June 2006, we sold our United Kingdom photocopy business. In January of 2007 we sold our United Kingdom, Canadian and German ATM businesses and our United States photocopy business. In June of 2007, we sold our Canadian photocopy business. The remaining business after the sale of the aforementioned companies and assets was the domestic ATM operations which is now our primary business.

Principles of Consolidation

The consolidated financial statements include the accounts of Access to Money, Inc. and its subsidiaries. Our subsidiaries at December 31, 2010 included TRM ATM Corporation, Access to Money ATM Corporation, Access to Money Acquisition Corporation, LJR Consulting Corp., and Access to Money-SL, Inc. All significant intercompany transactions and accounts are eliminated.

Financial Statement Reclassifications

Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no impact on shareholders’ deficit or previously reported net income or loss. Based on the Company maintaining treasury stock we have made a reclassification to identify the value of the treasury stock on the balance sheet and have adjusted common stock and additional paid-in capital to reflect their appropriate balances.

Use of Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, sales, costs and expenses, and the disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairments, depreciation, intangible assets, accounts receivable, inventories, and taxes. We base our estimates and judgments on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. The primary valuation model we use is the Black-Scholes model.

Financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments. Fair value approximates the carrying value of our borrowings under our variable-rate long-term debt, based upon interest rates available for the same or similar instruments. In 2010, the majority of our debt had fixed interest rates and the fair value was estimated at $22.7 million. This amount includes approximately $3.9 million of interest accounted for in accrued expense in addition to our term loans and other debt.

Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. The Company maintains cash on deposit with a bank that is pledged in support of a specific contract related to our vault cash provider. This balance is classified as restricted cash in current assets on the Consolidated Balance Sheets. As of December 31, 2010 and 2009, there were $600,000 and $800,000, respectively, of restricted cash.

Revenue Recognition and Presentation

We record and report revenue pertaining to the use and operation of ATMs including transaction based sales, service sales, and equipment sales, and net from those sales commissions, which is the amount owed to the merchant where the ATM resides. For revenue we generate from ATM transactions, we receive daily electronic transaction reports from processing companies pertaining to the ATMs we own and operate in addition to machines owned and operated by merchants who contract with us. On a monthly basis, we accumulate the daily transaction data and calculate the gross and net revenue amounts to record. We recognize ATM transaction-based sales upon receipt of transaction data reported by the processing companies which generally correlates with consummation of the transaction.

In addition to transaction sales, we earn revenue from the sale of ATMs and other related equipment and provide service to ATM owners who need repairs to their equipment. For equipment sales, we recognize revenue when the title and risk of loss transfers to the customer, which is typically when the related equipment is shipped. While we expect to derive a minimal profit on the sale of equipment, there are circumstances in which no profit or a loss may be recognized at the time of the sale.

We have contracts with regional and national merchants and numerous independent store operators. As of December 31, 2010 and 2009, we had one customer which accounted for approximately 22.0% and 18.6% of our transaction-based sales.

In situations in which our arrangements combine multiple elements, we allocate revenue to each element based on its fair value and we limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of services or future performance obligations.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account. The Company maintains allowances for doubtful accounts for estimated losses which may result from the failure of its clients to make required payments. During each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates appropriate changes based on historical experience, credit evaluations, specific client collection issues and the length of time a receivable has been past due. When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance. Accounts receivable are shown net of the allowance of $78,000 and $272,000 at December 31, 2010 and December 31, 2009, respectively.

Access to Money, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of ATMs and related parts and equipment. ATMs and parts available for sale are classified as inventory until such time they are sold or installed. Once the ATM or part is sold, it is relieved to cost of sales.

Inventories (in thousands)

	December 31,
	2010	2009
Machines	$753	$439
Parts	164	328
	$917	$767

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

Fixed Assets

Fixed assets are recorded at cost plus installation costs. Depreciation begins when assets are placed in service and is generally calculated using the straight-line method over the estimated remaining useful lives of the particular asset. Estimated useful lives are as follows:

ATMs	3 – 5 years
Computer equipment	2 – 5 years
Furniture and fixtures	5 – 7 years

Upon the sale or disposition of an asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in gain/(loss) on sale of assets.

During 2010, we took a non-recurring charge of $220,000 related to ATMs removed from service as the result of a lost customer. The ATMs taken out of service will not be redeployed due to their age and could potentially be sold for parts.

Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement reporting balances of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or reversed. There were no uncertain tax positions at December 31, 2010 or December 31, 2009, as the Company’s tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examination. The federal and state tax returns for the years ending December 31, 2007, 2008 and 2009 have been filed and are currently open and the tax returns for the year ended December 31, 2010 will be filed by September 15, 2011.

Access to Money, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Warrants

Effective January 1, 2009, we adopted new accounting guidance that can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price. Protection provisions reduce the exercise price of a warrant or convertible instrument if the issuer either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We have outstanding warrants that contain provisions to protect the holders from declines in stock price. As a result of the provisions, we recognize these warrants as liabilities at their respective fair values on each reporting date.

Net Loss Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds. All outstanding options and warrants were excluded from the calculation of diluted earnings per share for 2009 and 2010 because their inclusion would have been antidilutive.

2. FIXED ASSETS

Equipment (in thousands):

	December 31,
	2010	2009
ATMs	$5,000	$6,886
Computer equipment	6,029	5,803
Furniture and fixtures	636	697
Vehicles	115	115
Leasehold improvements	334	323
	12,114	13,824
Accumulated depreciation	(9,669)	(10,604)
	$2,445	$3,220

3. VAULT CASH

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

Access to Money, Inc.

Notes to Consolidated Financial Statements

3. VAULT CASH  – (continued)

We entered into a series of Cash Provisioning Agreements with U.S. Bank National Association, doing business as Elan Financial Services (“Elan”), and various armored car carriers, dated October 31, 2008 (the “Cash Provisioning Agreements”). The Cash Provisioning Agreements provide that Elan will provide cash, through the use of armored car carriers, for our ATMs. The term of the Cash Provisioning Agreements is for a period of five years and automatically renews for additional one year periods unless either party gives the other parties notice of its intent to terminate. We are responsible for the payment of fees related to the use of the cash based upon the amount of cash used and a rental rate tied to the prime rate. We provided Elan with a subordinated lien and security interest in the ATMs, subject to the security interest of Sovereign Bank, Lampe Conway & Co., LLC, and any third party providing the direct financing of any ATM equipment and any refinancings of any of the foregoing. The Cash Provisioning Agreements also require us to maintain a positive demand account balance with Elan or, at our option, a letter of credit in favor of Elan in an amount not less than $600,000. Elan may draw on the account balance or letter of credit (i) in the event we materially default in the performance of any duties or obligations, which is not cured within 30 days notice; (ii) if we (A) terminate or suspend our business, (B) become subject to any bankruptcy or insolvency proceeding under federal or state statute, (C) become insolvent or become subject to direct control by a trustee, receiver or similar authority, (D) wind up or liquidate, or (E) are required to terminate our involvement in the activities covered by the Cash Provisioning Agreements by order of a court of competent jurisdiction or a regulatory agency which governs the activities of a party; and (iii) in order to obtain payment of any fees, charges or other obligations that have not been paid pursuant to the Cash Provisioning Agreements. The demand account balance or letter of credit must remain open and funded by us for a period of 90 days after the termination of the Cash Provisioning Agreements.

During 2010 the rental rate pertaining to the use of vault cash was 2.75% and the average monthly amount of cash used to vault our ATMs was $38.8 million.

4. GOODWILL

Goodwill is tested for impairment at least annually and whenever a triggering event is identified that may indicate an impairment has occurred by applying a two-step approach. Potential impairment indicators include a significant decline in revenues or a decline in our capitalization below carrying value. Goodwill is tested by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value. If the carrying value exceeds the estimated fair value, the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the estimated fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess estimated fair value of the reporting unit over the estimated fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We perform an annual impairment test as of November 30 each fiscal year. Since December 31, 2010 there have been no indicators of impairment.

The following table summarizes goodwill (in thousands):

Total
Balance December 31, 2008	$10,657
Adjustment to goodwill	(98)
Balance December 31, 2009	$10,559
Changes to goodwill	—
Balance December 31, 2010	$10,559

Access to Money, Inc.

Notes to Consolidated Financial Statements

5. INTANGIBLE ASSETS

The following table summarizes Intangible assets (in thousands):

	December 31, 2010			December 31, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Subject to amortization
Non-compete agreement	$175	$(157)	$18	$175	$(99)	$76
Customer contracts	1,382	(793)	589	1,200	(480)	720
Distributor agreements	225	(101)	124	225	(63)	162
Non-contractual customer base	250	(113)	137	250	(71)	179
	2,032	(1,164)	868	1,850	(713)	1,137
Trademarks not subject to amortization	500	—	500	574	—	574
	$2,532	$(1,164)	$1,368	$2,424	$(713)	$1,711

Amortization of intangible and other assets, which is included in selling, general and administrative expense in operations was approximately $451,000 and $409,000 for 2010 and 2009, respectively. Estimated amortization expense for the next five years for intangible and other assets held at December 31, 2010 is approximately: 2011 — $475,000; 2012 — $280,000; 2013 — $125,000, 2014 — $39,000, and 2015 — $0. Customer contracts increased between 2009 and 2010 due to the acquisition of a small group of ATMs. In 2010 we took a $74,000 charge to writedown a trademark that was no longer in use.

6. ACCRUED AND OTHER EXPENSES

The following table summarizes accounts payable and accrued liabilities (in thousands):

	December 31,
	2010	2009
Accrued payroll expenses	$125	$339
Interest payable	3,946	2,675
ATM maintenance and other expenses	206	438
Other accrued expenses	2,663	2,239
	$6,940	$5,691

7. TERM LOANS PAYABLE AND OTHER DEBT

The following table summarizes term loans payable and other debt (in thousands):

	December 31,
	2010	2009
Sovereign Bank	$5,264	$—
Lampe Loan Facility	3,150	9,900
Cadence Special Holdings II, LLC	350	1,100
Note payable to former owner of LJR Consulting	9,755	9,755
Notemachine	—	324
Other debt	202	991
Debt discount	—	(2,572)
Total	$18,721	$19,498
Less: current portion	1,131	1,092
Total long-term debt, excluding current portion	$17,590	$18,406

Access to Money, Inc.

Notes to Consolidated Financial Statements

7. TERM LOANS PAYABLE AND OTHER DEBT  – (continued)

On September 3, 2010 we obtained $5.5 million via a senior secured loan, (the “Senior Loan”), pursuant to a Loan and Security Agreement, (the “Senior Loan and Security Agreement”), by and among us, our subsidiaries, and Sovereign Bank. The Senior Loan is due September 3, 2015, accrues interest at the rate of 6.81% per annum, requires monthly payments of principal and interest amortizing over a five year period, and is secured by substantially all of our assets. We have the right to prepay the then outstanding balance, in whole or in part, at anytime. If we prepay 50.0% or more of the then outstanding balance, we are required to pay a fee initially equal to 5.0% of the amount prepaid which reduces ratably on an annual basis to 1% of the amount prepaid four years after funding. On October 21, 2010 we entered into a First Amendment to the Senior Loan and Security Agreement. The Senior Loan and Security Agreement, as amended, contains standard and customary covenants including, prohibitions on incurring additional indebtedness, making loans or investments, granting security interests in any of our property, or acquiring any business or assets without the consent of Sovereign Bank. Financial covenants require that we maintain minimum liquidity of $2.0 million on deposit with Sovereign Bank, a fixed charge coverage ratio of 1.25 to 1 as of the end of each fiscal quarter, a funded debt to EBITDA ratio of not more than 2 to 1 as of the end of each fiscal quarter. As of December 31, 2010, we were in compliance with all financial covenants.

The proceeds of the Senior Loan, together with $2.0 million of cash on hand, were used to repay $7.5 million of principal due on our existing $11.0 million Senior Secured Notes payable to LC Capital Master Fund, Ltd. (“LC Capital”) and Cadence Special Holdings II, LLC (“Cadence”), (the “2008 Notes”). The 2008 Notes accrued interest at the rate of 13.0% per annum, were secured by substantially all of our assets, and were due and payable in full on April 18, 2011. In connection with the closing of the Senior Loan, we entered into an Amended and Restated Loan and Security Agreement, dated September 3, 2010, with LC Capital, Cadence and Lampe Conway & Co., LLC as administrative agent and collateral agent (the “Amended and Restated Lampe Loan and Security Agreement”), pursuant to which the 2008 Notes were amended and restated (the “2010 Secured Notes”). The 2010 Secured Notes have an aggregate principal amount of $3.5 million, are due October 3, 2015, are subordinated to the Senior Loan, accrue interest at the rate of 7.0% per annum if paid currently, or 10.0% if accrued, payable on March 3rd and September 3rd of each year, with each interest rate increasing .25% on the first anniversary of the closing, 1.0% on the second anniversary of the closing, 2.5% on the third anniversary of the closing, and 5.0% on the fourth anniversary of the closing, may be prepaid in whole or in part at anytime at our option, and are secured by substantially all of our assets, subject to the lien in favor of Sovereign Bank. Pursuant to the Amended and Restated Lampe Loan and Security Agreement and an Amendment, (the “Lampe Amendment”), entered into October 21, 2010, we are prohibited from paying interest on the 2010 Secured Notes unless we have a cash balance of $3.25 million after such payment. The Lampe facility, as amended, also contains financial covenants which require a minimum liquidity of $1.45 million on deposit with Sovereign Bank, a fixed charge coverage ratio of not less than 1.25 to 1 as of the end of each fiscal quarter, and a funded debt to EBITDA ratio of not more than 2.2 to 1 as of the end of each fiscal quarter. As of December 31, 2010, we were in compliance with all financial covenants.

Our existing note payable to Douglas B. Falcone, our Chief Operating Officer, in the principal amount of $9.75 million was also restructured. The initial note accrued interest at the rate of 13.0% per annum payable quarterly with the principal balance due April 18, 2015, was unsecured, and subordinated to the payment in full of the 2008 Notes. In connection with the foregoing transactions, we issued an Amended and Restated Subordinated Promissory Note to Mr. Falcone (the “Subordinated Note”). The Subordinated Note is due and payable in full October 3, 2015, is unsecured, and is subordinated in all respects to the Senior Loan and the 2010 Secured Notes. The Subordinated Note accrues interest and contains payment terms substantially similar to the 2010 Secured Notes. On October 21, 2010, we executed a First Allonge to the Subordinated Note (the “Allonge”). The Allonge amends the dates in which interest shall be paid from April 18 and October 18 of each year to March 3 and September 3 of each year. Mr. Falcone has deferred approximately $3.9 million of interest payments under the note since its inception. The accrued interest is represented in our Consolidated Balance Sheets under accrued expenses.

Access to Money, Inc.

Notes to Consolidated Financial Statements

7. TERM LOANS PAYABLE AND OTHER DEBT  – (continued)

In connection with an exchange of warrants, we had a $995,000 loss on debt extinguishment which consisted of $164,000 pertaining to the write-off of deferred financing costs associated with the 2008 Notes which released the lenders as the primary debtor thus extinguishing the liability; approximately $1.2 million which was the remaining unamortized debt discount also associated with the 2008 Notes; and $422,000 representing a gain in value between the warrants exchanged and shares issued. See Note 9 — Shareholders’ Deficit for more detail related to the exchange of warrants.

8. INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,
	2010	2009
Current:
Accounts receivable allowance	$32	$109
Unrealized exchange gains	—	85
Pantry Contract Discount	173	—
Valuation allowance	(205)	(194)
	$—	$—
Noncurrent:
Net operating losses	$31,749	$23,985
Depreciation and amortization	10	(942)
Goodwill	34,106	38,058
Intangible assets	764	3,265
Non-cash share-based compensation	41	76
Valuation allowance	(66,670)	(64,442)
	$—	$—

We have established a valuation allowance to reduce our deferred tax assets to the amount that we believe we will realize. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we determined, because of our history of losses, that we may not realize all or part of our net deferred tax assets in the future, and, accordingly, we have recorded a full valuation allowance against our net deferred tax assets. If we determine that we will realize deferred tax assets in the future, we will increase income in the period in which we make the determination.

The effective tax rate for income (loss) from operations differs from the federal statutory tax rate as follows (in thousands except percentage data):

	2010	2009
Statutory federal rate	34.0%	34.0%
Deferred tax asset valuation allowance	(34.0)	(34.0)%

As of December 31, 2010, we have net operating loss carry forwards of approximately $77.3 million available to offset future taxable income for United States federal income tax purposes which expire in the years 2020 through 2029. Utilization of our United States net operating loss carry forwards may be subject to certain limitations in the event of a change in control of our Company.

Accounting for Income Taxes.  ACS 740-10 clarifies the accounting and reporting of income taxes recognized in the financial statements and provides how tax benefits may be recognized. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized in subsequent

Access to Money, Inc.

Notes to Consolidated Financial Statements

8. INCOME TAXES  – (continued)

periods. Code also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2010 and 2009 we had no unrecognized tax benefits. We recognize interest and penalty accrued related to unrecognized tax benefits and penalties as income tax expense.

The federal and state tax returns for the years ending December 31, 2007, 2008 and 2009 have been filed and are currently open and the tax returns for the year ended December 31, 2010 will be filed by September 15, 2011.

9. SHAREHOLDERS’ DEFICIT

Common Stock Warrants

In connection with the Amended and Restated Lampe Loan Agreement, we entered into an Exchange Agreement with LC Capital (the “LC Capital Exchange Agreement”) and an Exchange Agreement with Cadence (the “Cadence Exchange Agreement”) and together with the LC Capital Exchange Agreement (the “Exchange Agreements”). Pursuant to the Exchange Agreements, the 2008 Notes and warrants to purchase an aggregate of 15.0 million shares of common stock issued in connection with the 2008 Notes were exchanged for the 2010 Secured Notes described above and an aggregate of 10,636,664 shares of common stock.

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of December 31, 2010 (in thousands).

Balance as of January 1, 2010	$6,747
Exchange of warrants	(3,081)
Decrease in fair value of warrants	3,079
Balance as of December 31, 2010	$587

Following the exchange agreements, we still have warrants outstanding which provide a holder to purchase up to an aggregate of 3.1 million shares of common stock upon exercise. The warrants expire November 2013 and have an exercise price of $0.28. The outstanding warrants are exercisable at any time and we have agreed to register the shares issuable upon the exercise of the warrants. Because these warrants contain provisions that protect the holder from declines in stock price, we recognize these warrants as liabilities at their respective fair value on each reporting date. We use a Black-Scholes valuation model to estimate the fair value of the outstanding warrants. The significant assumptions considered by the model were the amount of outstanding warrants, the remaining term of each warrant, the per share stock price of $0.22, a risk free rate of 0.91%, and a historical volatility of 183.8%.

Share-based Compensation

We have reserved 5,700,000 shares of common stock for use under our stock incentive plan of which 1,185,327 shares remain available for issuance as of December 31, 2010. Under our plan, we are authorized to issue incentive and nonqualified stock options and restricted shares of common stock. All grants terminate no more than ten years from the date of grant and vest over various schedules ranging up to five years.

We calculate the fair value of share-based instruments awarded to employees on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.

Access to Money, Inc.

Notes to Consolidated Financial Statements

9. SHAREHOLDERS’ DEFICIT  – (continued)

The following table summarizes the total share-based compensation expense amounts included in our Consolidated Statements of Operations for the fiscal years ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009
Option grants	$14	$25
Restricted shares	84	113
Total share-based compensation expense	$98	$138

The weighted average fair value of options granted during 2010 and 2009 is calculated using the Black-Scholes option pricing method. The assumptions used are shown in the following table.

	2010	2009
Expected volatility (based on historical data)	—	147.3%
Risk-free interest rate	—	1.86%
Expected life	—	5.0 years

Options:  The following table summarizes stock option activity during the fiscal years ended December 31, 2010 and 2009, as follows:

	Number of shares	Weighted average exercise price
Options Outstanding December 31, 2009	322,500	$1.13
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options Outstanding December 31, 2010	322,500	$1.13

As of December 31, 2010, options to acquire 322,500 shares at a weighted average exercise price of $1.13 per share were exercisable, with an aggregate intrinsic value of $11,250 and a weighted average remaining contractual term of 3.1 years with a range of exercise prices of $0.15 – $12.12.

	Options Outstanding		Options Exercisable
Exercise Prices	As of December 31, 2010	Weighted Average Contractual Life Remaining	As of December 31, 2010
$0.15	150,000	2.9 years	150,000
$0.29	75,000	3.9 years	75,000
$0.98	30,000	6.6 years	30,000
$1.80	2,500	1.7 years	2,500
$2.19	50,000	0.8 years	50,000
$11.75	10,000	1.7 years	10,000
$12.12	5,000	1.7 years	5,000
	322,500		322,500

Access to Money, Inc.

Notes to Consolidated Financial Statements

9. SHAREHOLDERS’ DEFICIT  – (continued)

The weighted average per share fair value price of options granted during 2010 and 2009 was $0 and $0.26, respectively. The total intrinsic value of options exercised during 2010 and 2009 was $0 and $0, respectively.

Restricted Stock.  We have issued shares of restricted stock to our directors and certain officers and employees. The restricted shares vest annually over periods of one to four years. The following table summarizes restricted stock activity during the fiscal years ended December 31, 2010 and 2009, as follows:

Shares
Restricted shares January 1, 2009	1,410,000
Granted	150,000
Vested	(600,005)
Forfeited	(125,000)
Restricted shares January 1, 2010	834,995
Granted	105,000
Vested	(483,330)
Forfeited	(103,332)
Restricted shares December 31, 2010	353,333

The weighted average fair market value of restricted shares vested and exercised during 2010 and 2009 was $184,441 and $121,468, respectively. The weighted average per share fair value price of restricted stock granted during 2010 and 2009 was $0.29 and $0.22, respectively.

As of December 31, 2010, there was approximately $47,000 of total unrecognized compensation cost related to share based compensation arrangements granted under our stock award plans that are expected to vest. We expect to recognize that cost over a weighted average period of 1.3 years.

10. Profit Sharing Retirement Plan

We have a profit sharing retirement plan for eligible employees. The plan has profit sharing and 401(k) components. Our contribution under the profit sharing portion of the plan is discretionary. Under the 401(k) part of the plan, each employee may contribute, on a pre-tax basis, up to the maximum allowed under the Internal Revenue Code.

No amounts were accrued or paid for profit sharing for 2009 and 2010. Under the 401(k) component of the Plan we paid matching contributions of approximately $68,000 and $51,000 to our defined contribution plans for the years ended December 31, 2010 and 2009, respectively.

11. Commitments and Contingent Liabilities

We have operating leases, primarily for office and warehouse space, with expiration dates through 2013. Minimum lease payments for our operating leases are: 2011 — $322,000; 2012 — $215,000; and 2013 — $107,000.

Rental expense included in operations for 2010 and 2009 was $347,000 and $304,000, respectively.

As of December 31, 2010, we had a letter of credit issued on our behalf by Wells Fargo Bank, N.A. in the amount of $600,000 in connection with our vault cash agreement. The letter of credit is supported by cash deposited with Wells Fargo Bank, N.A.

Access to Money, Inc.

Notes to Consolidated Financial Statements

12. Concentrations and Related Party Transactions

During 2010 we purchased $1.7 million and $1.2 million of ATMs from two suppliers, Hyosung and Hantle USA, respectively. We primarily used two companies, NCR and Solvport, to provide maintenance services for our company-owned installed ATMs and paid $1.5 million and $1.2 million, respectively, for those services in 2010.

In connection with the acquisition of LJR Consulting, we entered into a vault cash agreement with the owner, Douglas Falcone who is now our Chief Operating Officer. The agreement called for us to return vault cash, estimated at the date of closing, as it was replaced with vault cash supplied by our primary vault cash supplier. The vault cash was returned in full as of January 2010.

In connection with the acquisition of LJR Consulting, we entered into a $9.8 million principal amount promissory note payable to Douglas Falcone, the former owner of LJR Consulting who is now our Chief Operating Officer. In connection with the Company’s refinancing of its debt as of September 3, 2010, we issued an Amended and Restated Subordinated Promissory Note to Mr. Falcone (the “Subordinated Note”). The Subordinated Note is due and payable in full October 3, 2015, is unsecured, and is subordinated in all respects to the Senior Loan and the 2010 Secured Notes. The Subordinated Note accrues interest and contains payment terms substantially similar to the 2010 Secured Notes. On October 21, 2010, we executed a First Allonge to the Subordinated Note (the “Allonge”). The Allonge amends the dates in which interest shall be paid from April 18 and October 18 of each year to March 3 and September 3 of each year.

13. Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Sales	$22,203	$21,987	$21,153	$18,842
Net sales	7,631	7,088	6,945	5,829
Gross profit	3,313	3,693	2,983	1,874
Net income (loss) from operations	(716)	2,048	(729)	(1,908)
Basic loss per share	(.03)	.09	(.03)	(.06)
Diluted loss per share	(.03)	.07	(.03)	(.06)
2009:
Sales	$22,245	$23,130	$23,319	$20,654
Net sales	7,264	7,293	8,028	6,837
Gross profit	3,657	3,579	3,911	3,663
Net income (loss) from operations	(597)	(3,232)	(2,628)	(165)
Basic loss per share	(.03)	(.15)	(.12)	(.01)
Diluted loss per share	(.03)	(.15)	(.12)	(.01)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

This report does not include an attestation report of Friedman LLP, our registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of shareholders to be filed not later than 120 days after December 31, 2010 and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of shareholders to be filed not later than 120 days after December 31, 2010 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of shareholders to be filed not later than 120 days after December 31, 2010 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of shareholders to be filed not later than 120 days after December 31, 2010 and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of shareholders to be filed not later than 120 days after December 31, 2010 and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

1. Financial Statements

2. Exhibits:

(a) The exhibits listed below are filed as part of this report

Exhibit Number
2.1	Stock Purchase Agreement dated April 18, 2008 between TRM Corporation and Douglas Falcone (incorporated herein by reference to Exhibit 2.1 of Form 10-Q for the quarter ended March 31, 2008)
2.2	Agreement and Plan of Merger between TRM Corporation and Access to Money, Inc., a wholly-owned subsidiary of TRM Corporation (incorporated herein by reference to Appendix C of the Definitive Proxy Statement filed on April 30, 2009)
3.1	Certificate of Incorporation of Access to Money, Inc. (incorporated herein by reference to Appendix D of the Definitive Proxy Statement filed on April 30, 2009)
3.2	By-laws of Access to Money, Inc. (incorporated herein by reference to Appendix E of the Definitive Proxy Statement filed on April 30, 2009)
4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-3/A filed on August 25, 2004 [No. 333-116748])
4.2	Amended and Restated Warrant to GSO Credit Opportunities Fund (Helios), L.P., dated April 18, 2008 (incorporated by reference to Exhibit 4.5 of Form 10-Q for the quarter ended March 31, 2008)
4.3	Amended and Restated Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.6 of Form 10-Q for the quarter ended March 31, 2008)
4.4	Amended and Restated Warrant to GSO Special Situations Fund Ltd., dated April 18, 2008 (incorporated by reference to Exhibit 4.7 of Form 10-Q for the quarter ended March 31, 2008)
4.5	Amended and Restated Warrant to GSO Domestic Capital Funding Partners LP., dated April 18, 2008 (incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended March 31, 2008)
4.6	Warrant to GSO Credit Opportunities Fund (Helios), L.P. (incorporated herein by reference to Exhibit 4.1 of Form 8-K filed on November 22, 2006)
4.7	Warrant to GSO Special Situations Overseas Benefit Plan Fund Ltd. (incorporated herein by reference to Exhibit 4.2 of Form 8-K filed on November 22, 2006)
4.8	Warrant to GSO Special Situations Fund Ltd. (incorporated herein by reference to Exhibit 4.3 of Form 8-K filed on November 22, 2006)

Exhibit Number
4.9	Warrant to GSO Domestic Capital Funding Partners LP (incorporated herein by reference to Exhibit 4.4 of Form 8-K filed on November 22, 2006)
10.1	First Amendment to Loan and Security Agreement, dated as of October 21, 2010 and effective as of September 3, 2010, by and among the Company, certain of the Company’s subsidiaries, and Sovereign Bank (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on October 26, 2010).
10.2	First Amendment to Amended and Restated Loan and Security Agreement, dated as of October 21, 2010 and effective as of September 3, 2010, by and among the Company, certain of the Company’s subsidiaries, LC Capital Master Fund, LP, Cadence Special Holdings II, LLC, and Lampe Conway & Co., LLC, as administrative and collateral agent (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on October 26, 2010).
10.3	First Allonge to Amended and Restated Subordinated Promissory Note, dated October 21, 2010 and effective as of September 3, 2010, executed by the Company in favor of Douglas Falcone (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on October 26, 2010).
10.4	Loan and Security Agreement, dated September 3, 2010, by and among the Company, Sovereign Bank and the other signatories thereof (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on September 10, 2010).
10.5	$5,500,000 Note, dated September 3, 2010, executed by the Company in favor of Sovereign Bank (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on September 10, 2010).
10.6	Amended and Restated Loan and Security Agreement, dated September 3, 2010, by and among the Company, LC Capital Master Fund, LP, Cadence Special Holdings II, LLC, Lampe Conway & Co., LLC, as administrative and collateral agent, and the other signatories thereto (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on September 10, 2010).
10.7	$3,150,000 Note, dated September 3, 2010, executed by the Company in favor of LC Capital Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on September 10, 2010).
10.8	$350,000 Note, dated September 3, 2010, executed by the Company in favor of Cadence Special Holdings II, LLC (incorporated herein by reference to Exhibit 10.5 of Form 8-K filed on September 10, 2010).
10.9	Exchange Agreement, dated September 3, 2010, by and between the Company and LC Capital Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.6 of Form 8-K filed on September 10, 2010).
10.10	Exchange Agreement, dated September 3, 2010, by and between the Company and Cadence Special Holdings II, LLC (incorporated herein by reference to Exhibit 10.7 of Form 8-K filed on September 10, 2010).
10.11	$9,754,465 Amended and Restated Subordinated Promissory Note, executed by the Company in favor of Douglas Falcone (incorporated herein by reference to Exhibit 10.8 of Form 8-K filed on September 10, 2010).
10.12	a) Lease dated April 15, 2008 between Christian N. Peter and LJR Inc. T/A Access to Money (incorporated herein by reference to Exhibit 10.1(a) of Form 10-K for the fiscal year ended December 31, 2008)

b)

Lease dated January 9, 2008 between 1101 Associates, LP and TRM Corporation (for Registrant’s executive offices) incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008)

10.13	TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A of the Definitive Proxy Statement filed on April 30, 2009)

Exhibit Number
10.14	Amendment No. 2 to the TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix B of the Definitive Proxy Statement filed on April 30, 2009)
10.15	a) Form of Incentive Stock Option Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(a) of Form 10-Q for the period ended June 30, 2005
b) Form of Non Qualified Stock Option agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(b) of Form 10-Q for the period ended June 30, 2005)
c) Form of Award Agreement under TRM Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2(c) of Form 10-Q for the period ended June 30, 2005)
10.16	Employment Agreements:

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
10.17	ATM Vault Cash Purchase Agreement effective June 26, 2008 by and among Genpass Technologies, LLC doing business as Elan Financial Services, TRM Inventory Funding Trust, TRM ATM Corporation, and DZ Bank AG, Deutsche Zentral-Genossenschaftsbank Frankfurt am Main (incorporated herein by reference of Form 10-Q for the quarter ended June 30, 2008)
10.18	ATM Vault Cash Purchase Agreement, effective November 3, 2008, by and among U.S. Bank National Association, doing business as Elan Financial Services, TRM ATM Corporation, TRM Inventory Funding Trust and DZ Bank, AG, Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main (incorporated herein by reference of Form 10-Q for the quarter ended September 30, 2008)
10.19

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

Exhibit Number

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

10.24	Services Agreement dated November 3, 2008, by and among U.S. Bank National Association doing business as Elan Financial Services, TRM ATM Corporation, and eFunds Corporation (incorporated herein by reference to Exhibit 10.9 of Form 10-Q for the quarter ended September 30, 2008)
10.25	Irrevocable Letter of Credit dated October 31, 2008 from Wells Fargo Bank, N.A. in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.10 of Form 10-Q for the quarter ended September 30, 2008)
21.1	Subsidiaries of the Registrant
23.1	Consent of Friedman LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cherry Hill, New Jersey, on March 28, 2011.

ACCESS TO MONEY, INC.
By: /s/ Richard B. Stern Richard B. Stern President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2011:

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