Form 10-Q
period 2011-03-31
Access to Money, Inc.
filed 2011-05-16
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number                                0-19657

ACCESS TO MONEY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-0809419
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1101 Kings Highway N, Suite G100
Cherry Hill, New Jersey  08034

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
YES☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  33,294,348 shares of common stock outstanding at May 11, 2011.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

Access to Money, Inc.
Condensed Consolidated Balance Sheets
(In thousands, excluding share and per share amounts)

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$3,107	$2,421
Restricted cash	602	601
Accounts receivable, net	1,810	2,552
Leases receivable, net	172	163
Inventories	1,299	917
Prepaid expenses and other	350	440
Deferred financing costs	44	44
Total current assets	7,384	7,138

Property and equipment, net	2,323	2,445
Intangible assets, net	1,252	1,368
Goodwill	10,559	10,559
Deferred financing costs, long term	155	166
Other assets	474	473
Total assets	$22,147	$22,149

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,445	$5,667
Accrued expenses	7,091	6,940
Term loans - current portion, net	1,068	1,131
Total current liabilities	14,604	13,738

Long term liabilities:
Term loans and other debt - long term portion, net	17,332	17,590
Warrants	161	587
Total liabilities	32,097	31,915

Shareholders’ deficit:
Common stock, $0.001 par value - 70,000,000 shares authorized; 33,213,652 and 33,205,318 shares issued as of March 31, 2011 and December 31, 2010, respectively, and 33,153,811 and 33,146,333 shares outstanding at March 31, 2011 and December 31, 2010, respectively	33	33
Preferred stock - 5,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	138,720	138,681
Treasury stock	(21)	(21)
Accumulated deficit	(148,682)	(148,459)
Total shareholders’ deficit	(9,950)	(9,766)
Total liabilities and shareholders’ deficit	$22,147	$22,149

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2011	2010

Revenues:
Transaction-based revenues	$19,031	$20,600
ATM equipment and other revenues	599	1,603
Net revenues	19,630	22,203
Cost of revenues:
Cost of ATM operating revenues	16,944	17,355
Cost of ATM equipment and other revenues	411	1,535
Total cost of revenues	17,355	18,890
Gross profit	2,275	3,313
Selling, general and administrative expense	2,500	2,585
Operating (loss) income	(225)	728
Interest expense	491	757
Amortization of debt issuance costs	11	559
Other expense (income)	(79)	(11)
Change in fair value of warrants (income) expense	(426)	139
Net loss before income taxes	$(222)	$(716)
Provision (benefit) for income taxes	-	-
Net loss	$(222)	$(716)

Net loss per common share – basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding -basic and diluted	33,148	22,086

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(222)	$(716)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	267	322
Amortization	176	731
Non-cash share-based compensation	38	50
Loss on disposal or retirement of equipment	2	7
Provision for doubtful accounts	6	38
Change in warrant value	(426)	139
Changes in assets and liabilities, net of acquisitions
Restricted cash	(1)	-
Accounts receivable	736	(1,222)
Leases receivable	(9)	39
Inventories	(382)	(223)
Prepaid expenses and other	90	(64)
Accounts payable	779	1,545
Accrued expenses	153	414
Cash provided by operating activities	1,207	1,060

Cash flows from investing activities:
Capital expenditures	(149)	(92)
Acquisition of intangible and other assets	(50)	-
Cash used in investing activities	(199)	(92)

Cash flows from financing activities:
Payment on term loans	(322)	(869)
Cash used in financing activities	(322)	(869)

Net increase (decrease) in cash and cash equivalents	686	99
Beginning cash and cash equivalents	2,421	5,770
Ending cash and cash equivalents	$3,107	$5,869

Supplemental cash flow information:
Cash paid for interest	$90	$64
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

ACCESS TO MONEY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Access to Money, Inc. and its subsidiaries (collectively, the "Company," "we" or "us") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements, and reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.  These condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2011.

2.           DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of Business

We are an independent automated teller machine ("ATM") deployer, or "IAD", acting as the source for businesses to purchase, operate and service automated teller machines, or ATMs.  We entered the ATM business in 1999 and expanded our ATM operations through internal growth and acquisitions.  At March 31, 2011, we had approximately 10,359 ATMs under contract.

Principles of Consolidation

The consolidated financial statements include the accounts of Access to Money, Inc. and its subsidiaries.  At March 31, 2011, our subsidiaries consisted of Access to Money ATM Corporation, Access to Money Acquisition Corporation, LJR Consulting Corp., and Access to Money-SL, Inc.  All significant intercompany transactions and accounts are eliminated.

Financial Statement Reclassifications

Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. In 2011, we made a reclassification to include commissions paid to merchants as a cost of ATM operating revenues to classify them with other costs associated with transaction-based revenues. As a result of this change, net sales previously reported exclude commissions of approximately $14.2 million and $14.6 million for the three months ended March 31, 2011 and 2010, respectively, which are now included as a cost of ATM operating revenues. A detailed table of cost of ATM revenues is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Also in 2011 we made a reclassification of network revenue and other revenues into transaction related revenues from ATM equipment and other revenues in the amounts of $483,000 and $416,000 for the three-month periods ending March 31, 2011 and 2010, respectively. These changes had no impact on shareholders' deficit or previously reported gross profit, net income or loss.

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

Financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments.  Fair value approximates the carrying value of our borrowings under our variable-rate long-term debt, based upon interest rates available for the same or similar instruments.  At March 31, 2011, the majority of our debt had fixed interest rates and the fair value was estimated at $22.7 million.  This amount includes approximately $4.3 million of accured interest expense accounted for in accrued expenses in addition to our term loans and other debt.

Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts.  The Company maintains cash on deposit with a bank that is pledged in support of a specific contract related to our vault cash provider.  This balance is classified as restricted cash in current assets on the Consolidated Balance Sheets.  As of March 31, 2011 and December 31, 2010, there was $602,000 and $601,000, respectively, of restricted cash.

Revenue Recognition and Presentation

We record and report revenue pertaining to the use and operation of ATMs including transaction-based revenue, service revenue, and ATM equipment revenue.  For revenue we generate from ATM transactions, we receive daily electronic transaction reports from processing companies pertaining to the ATMs we own and operate in addition to machines owned and operated by merchants who contract with us.  During a month, we accumulate daily transaction data and record the transaction-based revenue related to those transactions.  We recognize ATM transaction-based revenue upon receipt of transaction data reported by the processing companies which generally correlates with consummation of the transaction.

In addition to transaction revenue, we earn revenue from the sale of ATMs and other related equipment and provide service to ATM owners who need repairs to their equipment.  For ATM equipment sales, we recognize revenue when the title and risk of loss transfers to the customer, which is typically when the related equipment is shipped.  While we expect to derive a minimal profit on the sale of equipment, there are circumstances in which no profit or a loss may be recognized at the time of the sale.

We have contracts with regional and national merchants and numerous independent store operators.  As of March 31, 2011 and December 31, 2010, we had one customer which accounted for approximately 25.1% and 22.0%, respectively, of our transaction-based revenue.

In situations in which our arrangements combine multiple elements, we allocate revenue to each element based on its fair value and we limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of services or future performance obligations.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews the accounts receivable on a regular basis to determine the collectability of each account.  The Company maintains allowances for doubtful accounts for estimated losses which may result from the failure of its clients to make required payments.  During each reporting period, the Company evaluates the adequacy of the allowance for doubtful accounts and calculates appropriate changes based on historical experience, credit evaluations, specific client collection issues and the length of time a receivable has been past due.  When the Company deems the receivable to be uncollectible, the Company charges the receivable against the allowance.  Accounts receivable are shown net of the allowance of $31,000 and $78,000 at March 31, 2011 and December 31, 2010, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs and related parts and equipment.  ATMs and parts available for sale are classified as inventory until such time they are sold or installed.  Once the ATM or part is sold, it is relieved to cost of sales.

The following table summarizes inventories (in thousands):

	March 31, 2011	December 31, 2010
Machines	$981	$753
Parts	318	164
	$1,299	$917

Fixed Assets

Fixed assets are recorded at cost plus installation costs.  Depreciation begins when assets are placed in service and is generally calculated using the straight-line method over the estimated remaining useful lives of the particular asset.  Estimated useful lives are as follows:

ATMs	3-5 years
Computer equipment	2-5 years
Furniture and fixtures	5-7 years

Upon the sale or disposition of an asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in gain/(loss) on sale of assets.

Goodwill

As of March 31, 2011 and December 31, 2010, our assets included goodwill of $10.6 million.  Goodwill is tested for impairment annually or whenever a triggering event is identified that may indicate an impairment has occurred.  Potential impairment indicators include a significant decline in revenues or a decline in our capitalization below carrying value.  Goodwill is tested by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value.

Intangible Assets

The following table summarizes Intangible assets (in thousands):

	March 31, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Subject to amortization
Non-compete agreement	$175	$(172)	$3	$175	$(157)	$18
Customer contracts	1,382	(874)	508	1,382	(793)	589
Distributor agreements	225	(111)	114	225	(101)	124
Non-contractual customer base	250	(123)	127	250	(113)	137
	2,032	(1,280)	752	2,032	(1,164)	868
Trademarks not subject to amortization	500	-	500	500	-	500
	$2,532	$(1,280)	$1,252	$2,532	$(1,164)	$1,368

Amortization of intangible and other assets, which is included in selling, general and administrative expense in operations was approximately $165,000 and $172,000 for the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement reporting balances of assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or reversed.  There were no uncertain tax positions at March 31, 2011 or December 31, 2010, as the Company's tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examination.

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

Warrants

Our warrants include provisions that protect the holders from changes in our stock price. These protection provisions reduce the exercise price of the warrants if an issuer either issues equity shares for a price that is lower than the exercise price of the warrants or issues new warrants or convertible instruments that have a lower exercise price. As a result of this determination we recognize these warrants as a liability at their respective fair values on each reporting date.

Net Loss Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds exercise price, less shares which we could have purchased with related proceeds.  All outstanding options and warrants were excluded from the calculation of diluted earnings per share for 2010 and 2011 because their inclusion would have been antidilutive.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

3.           ACCRUED AND OTHER EXPENSES

The following table summarizes accounts payable and accrued liabilities (in thousands):

	March 31, 2011	December 31, 2010
Accrued payroll expenses	$142	$125
Accrued interest expense	4,347	3,946
Accrued ATM maintenance and other expenses	165	206
Other accrued expenses	2,437	2,663
	$7,091	$6,940

4.         TERM LOANS AND OTHER DEBT:

The following table summarizes term loans and other debt (in thousands):

	March 31, 2011	December 31, 2010
Sovereign Bank	$5,027	$5,264
Lampe Loan Facility	3,150	3,150
Cadence Special Holdings II, LLC	350	350
Note payable to former owner of LJR Consulting	9,755	9,755
Other debt	118	202
Total	$18,400	$18,721
Less: current portion	1,068	1,131
Total long-term debt, excluding current portion	$17,332	$17,590

On September 3, 2010, we obtained $5.5 million via a senior secured loan, (the "Senior Loan"), pursuant to a Loan and Security Agreement (the "Senior Loan and Security Agreement"), by and among us, our subsidiaries, and Sovereign Bank.  The Senior Loan is due September 3, 2015, accrues interest at the rate of 6.81% per annum, requires monthly payments of principal and interest amortizing over a five year period, and is secured by substantially all of our assets.  We have the right to prepay the then outstanding balance, in whole or in part, at anytime.  If we prepay 50.0% or more of the then outstanding balance, we are required to pay a fee initially equal to 5.0% of the amount prepaid which reduces ratably on an annual basis to 1% of the amount prepaid four years after funding.  On October 21, 2010, we entered into a First Amendment to the Senior Loan and Security Agreement and on May 11, 2011, we entered into a Second Amendment to the Senior Loan and Security Agreement.  The Senior Loan and Security Agreement, as amended, contains standard and customary covenants including, prohibitions on incurring additional indebtedness, making loans or investments, granting security interests in any of our property, or acquiring any business or assets without the consent of Sovereign Bank.  The company did not meet the pre-amended covenant requirements as of March 31, 2011, however the violations were waived as of March 31, 2011 and through the effective date of the Second Amendment. The Second Amendment modified the financial covenants, starting in the quarter ended June 30, 2011, to require that we maintain (i) minimum liquidity of $1.0 million on deposit with Sovereign Bank, increasing to $1.5 million on December 31, 2011, (ii) a fixed charge coverage ratio of not less than .65 to 1 as of the quarter ending June 30, 2011, increasing to 1.25 to 1 for quarters ending on or after December 31, 2011, and (iii) a funded debt to EBITDA ratio of not more than 2.35 to 1 for the quarter ending June 30, 2011, decreasing to 2 to 1 for quarters ending on or after September 30, 2011.

The proceeds of the Senior Loan, together with $2.0 million of cash on hand, were used to repay $7.5 million of principal due on our existing $11.0 million Senior Secured Notes payable to  LC Capital Master Fund, Ltd. ("LC Capital") and Cadence Special Holdings II, LLC ("Cadence"), (the "2008 Notes").  The 2008 Notes accrued interest at the rate of 13.0% per annum, were secured by substantially all of our assets, and were due and payable in full on April 18, 2011.  In connection with the closing of the Senior Loan, we entered into an Amended and Restated Loan and Security Agreement, dated September 3, 2010, with LC Capital, Cadence and Lampe Conway & Co., LLC as administrative agent and collateral agent (the "Amended and Restated Lampe Loan and Security Agreement"), pursuant to which the 2008 Notes were amended and restated (the "2010 Secured Notes").  The 2010 Secured Notes in the aggregate principal amount of $3.5 million, are due October 3, 2015, are subordinated to the Senior Loan, accrue interest at the rate of 7.0% per annum if paid currently, or 10.0% if accrued, payable on March 3rd and September 3rd of each year, with each interest rate increasing .25% on the first anniversary of the closing, 1.0% on the second anniversary of the closing, 2.5% on the third anniversary of the closing, and 5.0% on the fourth anniversary of the closing, may be prepaid in whole or in part at anytime at our option, and are secured by substantially all of our assets, subject to the lien in favor of Sovereign Bank.  Pursuant to the Amended and Restated Lampe Loan and Security Agreement, as amended on October 21, 2010 and May 11, 2011, we are prohibited from paying interest on the 2010 Secured Notes unless we have a cash balance of $3.25 million after such payment.  The Company did not meet the pre-amended covenant requirements as of March 31, 2011, however the violations were waived as of March 31, 2011 and through the effective date of the Second Amendment. The Second Amendment modified the financial covenants, starting in the quarter ended June 30, 2011, to require that we maintain (i) a minimum liquidity of $800,000 on deposit with Sovereign Bank increasing to $1.2 million on December 31, 2011, (ii) a fixed charge coverage ratio of not less than .525 to 1 as of the quarter ending June 30, 2011, increasing to 1.125 to 1 for quarters ending on or after December 31, 2011, and (iii) a funded debt to EBITDA ratio of not more than 2.55 to 1 for the quarter ending June 30, 2011, decreasing to 2.2 to 1 for quarters ending on or after September 30, 2011.  As of December 31, 2010, we were in compliance with all financial covenants.

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

The following table summarizes future principal repayments of term loans and other debt (in thousands):

2011	$827
2012	1,051
2013	1,125
2014	1,196
2015	14,201
2016 and beyond	-
$18,400

5.           WARRANTS

Common Stock Warrants

In connection with the Amended and Restated Lampe Loan Agreement, we entered into an Exchange Agreement with LC Capital (the "LC Capital Exchange Agreement") and an Exchange Agreement with Cadence (the "Cadence Exchange Agreement") and together with the LC Capital Exchange Agreement (the "Exchange Agreements").  Pursuant to the Exchange Agreements, the 2008 Notes and warrants to purchase an aggregate of 15.0 million shares of common stock issued in connection with the 2008 Notes were exchanged for the 2010 Secured Notes described above and an aggregate of 10,636,664 shares of common stock.

Following the exchange agreements, we still have outstanding warrants to purchase up to an aggregate of 3.1 million shares of common stock upon exercise.  The warrants expire November 2013 and have an exercise price of $0.28.  The outstanding warrants are exercisable at any time and we have agreed to register the public resale of the shares issuable upon the exercise of the warrants.  Because these warrants contain provisions that protect the holder from declines in stock price, we recognize these warrants as liabilities at their respective fair value on each reporting date.  We use a Black-Scholes valuation model to estimate the fair value of the outstanding warrants.  The significant assumptions considered by the model were the amount of outstanding warrants, the remaining term of each warrant, the per share stock price of $0.22, a risk free rate of 0.91%, and a historical volatility of 183.8%.

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of March 31, 2011 (in thousands).

Balance as of January 1, 2011	$587
Decrease in fair value of warrants	426
Balance as of March 31, 2011	$161

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

During the three months ending March 31, 2011, the rental rate pertaining to the use of vault cash was 2.75% and the average monthly amount of cash used to vault our ATMs was $33.2 million.

7.         SHARE-BASED COMPENSATION

The Company calculates the fair value of stock-based instruments awarded to employees on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  The following table reflects the total share-based compensation expense included in selling, general and administrative expense of the Company’s Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months ended March 31,
	2011	2010
Option grants	$-	$14
Restricted shares	38	36
Total share-based compensation expense	$38	$50

Options:  The following table summarizes stock option activity during the three months ended March 31, 2011 and 2010, as follows:

	Number of shares	Weighted average exercise price
Options Outstanding December 31, 2010	322,500	$1.13
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options Outstanding March 31, 2011	322,500	$1.13

As of March 31, 2011, options to acquire 322,500 shares at a weighted average exercise price of $1.13 per share were exercisable.

The weighted average per share fair value price of options granted during the three months ended March 31, 2011 and 2010 was $0 and $0, respectively.  The total intrinsic value of options exercised the three months ended March 31, 2011 and 2010 was $0 and $0, respectively.

Restricted Stock.  The following table summarizes restricted stock activity during the three months ended March 31, 2011, as follows:

Shares
Restricted shares January 1, 2011	353,333
Granted	0
Vested	(8,334)
Forfeited	0
Restricted shares March 31, 2011	344,999

8.           PROVISION FOR INCOME TAXES

We have not recorded an income tax benefit for the three-month periods ending March 31, 2011 or 2010 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards.  As of March 31, 2011, we have net operating losses of approximately $80.1 million available to offset future taxable income for United States federal and state income tax purposes which expire in the years 2020 through 2028.  We have established a valuation allowance for all of our net deferred tax assets based on our review for expected utilization using the "more likely than not" approach in assessing the available positive and negative evidence surrounding their realization.

9.           CHANGES IN SHAREHOLDERS' DEFICIT

The following table provides the transactions for the three-month period ended March 31, 2011 concerning shareholders deficit (in thousands):

	Common		Treasury		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balances, December 31, 2010	33,146	$33	59	$(21)	$138,682	$(148,460)	$(9,766)
Net income	-	-	-	-	-	(222)	(222)
Share-based compensation	-	-	-	-	38	-	38
Shares issued	8	-	1	-	-	-	-
Balances March 31, 2011	33,154	$33	60	$(21)	$138,720	$(148,682)	$(9,950)

10.          SUBSEQUENT EVENTS

On May 11, 2011, we entered into the Second Amendment to the Loan and Security Agreement with Sovereign Bank and Second Amendment to the Loan and Security Agreement with Lampe.  Please see Note 4 - Term Loans and Other Debt for a more complete description.

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

We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: a decline in ATM transaction volume or fees, changes in technology standards, a failure by third parties to service our ATMs, regulatory changes, changes to interchange fees charged by electronic funds transfer networks, intense competition which could reduce net revenue per ATM or result in us deploying fewer ATMs, increases in interest rates, the inability to obtain cash for our ATMs, disruption of cash replenishment by armored car carriers to our ATMs, and statements of assumption underlying any of the foregoing, as well as other factors set forth in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010, in other reports filed with the Securities and Exchange Commission, and in "Item 2 - Management’s Discussions and Analysis of Financial Condition and Results of Operation" below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

We are an independent automated teller machine ("ATM") deployer, or "IAD" acting as the source for businesses to purchase and operate automated teller machines, or ATMs.  Since 1999, we have expanded our ATM sales, service and operations through internal growth and acquisitions.

As of March 31, 2011, we manage, own and operate 10,359 ATMs in the United States.  We locate our ATMs in high traffic retail environments through national merchants such as The Pantry, Inc., and through regional and locally-owned supermarkets, convenience and other stores.  In addition to providing our merchant customers with supplemental revenues from transaction fees, we believe that the presence of an ATM in a merchant’s store helps to promote higher foot traffic, increase impulse purchases and shopping times, and improve customer retention since the presence of an ATM will likely entice customers to make return visits to the retail site knowing they can obtain cash in the future.  We attempt to maximize ATM usefulness for our customers by participating in as many electronic funds transfer networks, or EFTNs, as practical, including NYCE, Visa, MasterCard, Cirrus, Plus, American Express, Discover/Novus, STAR, Allpoint, and Moneypass.

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

Financial Regulatory Reform in the United States  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act have yet to be finalized but are currently required to be finalized on or before July 31, 2011.  The Act, among other things, limits fees that financial institutions can charge retailers for use of debit cards.  Based on the interpretations of the current language contained within the Act, it appears that the regulation of interchange fees for electronic debit transactions will not apply to ATM cash withdrawal transactions.  While we do not believe that the regulations will have a material impact on our operations, if ATM cash withdrawals were to be considered a transaction that falls under the Act, interchange fees could be reduced from their current levels and negatively impact our future revenues and operating profits.  There is also language in the proposed regulations aimed at providing merchants with flexibility for point-of-sale transactions, for which cash would have to be paid versus payment by debit or credit cards.  Implementation of this change could result in increased use of cash and could positively impact our future revenues and operating profits (through increased transaction levels at our ATMs).  The Act also requires debit cards to be recognized (or authorized) over at least two non-affiliated networks and provides for rules that would allow merchants greater flexibility in routing transactions across networks which could be economical for the merchant.  The Federal Reserve requested comments as to whether these network and routing provisions should apply to ATM transactions.  If the final rules apply to ATM transactions and allow flexible routing, we and other ATM operators may be able to manage transactions so it is more economical for more parties.

Operational Metrics

Revenue Components

We derive most of our revenue from ATM transactions.  We also generate revenue from the sale of ATM equipment and service calls.  A description of these revenue sources is provided below.

Transaction-based revenue — sales we derive from withdrawal fees and interchange fees.

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

Service and other revenue — fees we charge for providing repair, maintenance, other services, parts and supplies to merchants who purchase or rent ATMs from us.

ATM equipment revenue — sales of ATM equipment to an independent operator or merchant.

Cost of Sales

Our cost of sales primarily consists of costs directly associated with transactions that occur on ATMs we and our merchants own and operate.  These costs include commissions to merchants, vault cash rental expense, service costs, armored car costs, communications expense, transaction processing costs, ATM equipment costs, and other direct operations expense.

Commissions.  The principal cost related to the operation of an ATM is the commission we pay to a merchant or the ATM owner.  The amount of the commission paid is dependent on a number of factors the most important of which is whether we provide cash for the machine.  Under our merchant-owned model, the merchant supplies the ATM with cash to operate the unit and retains the majority or all of the surcharge which is the primary component of commission.  For ATMs we deploy under our full placement model where we pay the costs to operate the unit, the merchant receives a smaller amount of commission than those in our merchant-owned model.  Full placement machines typically generate more income on a per unit basis compared to a merchant-owned unit.

Vault Cash Rental Expense.  We pay a fee to our vault cash provider for renting cash that is used in our full-placement ATMs.  See Note 6 – Vault Cash in our Notes to Consolidated Financial Statements included in Part I Item 1 of this report, for more detail related to our vault cash.

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

Transaction Processing.  We pay fees to third-party processors to conduct transactions to EFT networks for authorization by the cardholders’ financial institutions and to settle transactions.  We have contracts with Fidelity Information Services , WorldPay™ and First Data Retail ATM Services, L.P.

Cost of ATM Equipment. In connection with the sale of equipment to merchants, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses.

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

The following table sets forth information regarding these key measures for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Total transactions	9,220,744	10,186,904
Withdrawal transactions	7,353,244	8,194,709
Average number of transacting ATMs	10,339	10,983
Average withdrawals per ATM per month	237	249
Average gross transaction-based revenue per withdrawal	$2.59	$2.51
Average commission per withdrawal	$1.93	$1.78
Average net transaction-based revenue per withdrawal	$.66	$.73

The average number of transacting ATMs in our network during the three months ended March 31, 2011 decreased by 644 from 10,983 in the three months ended March 31, 2010 compared to 10,339 in 2011.  This decrease was primarily due to normal attrition and the removal of 465 ATMs due to the non-renewal of a customer contract which occurred in June 2010.  The decrease in the number of transacting machines contributed to an 841,465, or 10.3%, decrease in the number of withdrawal transactions between the first three months of 2011 and 2010.

The number of transacting ATMs in our network at March 31, 2011 was 10,359 compared to 11,029 at March 31, 2010.

We experienced a decrease in the average net transaction-based revenue per withdrawal of $0.07 to $0.66 in the three months ended March 31, 2011 from $0.73 in the three months ended March 31, 2010.  This decrease was primarily due to the removal of units that contributed larger per unit margins and new contracts that were installed with higher commission structures.  Net transaction-based revenues were also impacted in 2010 due to lower interchange revenue as a result of networks increasing their fees per transaction.  While a majority of these fees are being fully passed through to the ATM merchant/operator, the fee reduction directly reduces revenue on our full placement units.  We expect future network fee increases will impact margins on units on which the fees cannot be passed forward to the ATM merchant/operator.

Results of Operations

The following table sets forth our Consolidated Statements of Operations information as percentages.  The percentages for transaction-based revenue and ATM equipment and other revenue are calculated as a percentage of total revenues.  The percentages for cost of ATM operating revenue, cost of ATM equipment and other revenue, and total cost of revenue are a percentage of their corresponding revenue.  The percentages for gross profit, selling, general and administrative expenses, operating income, and net loss are calculated as a percentage of total revenues.  Percentages may not add due to rounding.

	Three Months March 31,
	2011	2010
	%	%
Revenues:
Transaction-based revenue	96.9	92.8
ATM equipment and other revenue	3.1	7.2
Total revenues	100.0	100.0

Cost of revenues:
Cost of ATM operating revenue	89.0	84.3
Cost of ATM equipment and other revenue	68.6	95.8
Total cost of revenue	88.4	85.1

Gross profit	11.6	14.9

Selling, general and administrative expenses	12.7	11.6

Operating income	(1.1)	3.3

Net loss	(1.1)	(3.2)

Comparison of Results of Operations for the Three-Month Period Ended March 31, 2011 to the Three-Month Period Ended March 31, 2010.

Sales

The following table sets forth selected information from our Condensed Consolidated Statements of Operations.  The results are in thousands, except for percentages.

	Three Months March 31,
	2011	2010	% Change

Revenues:
Transaction-based revenues	$19,031	$20,600	(7.6)

Service and other revenues	180	273	(34.1)

ATM equipment revenues	419	1,330	(68.5)

Net revenues	$19,630	$22,203	(11.6)

Transaction-based revenues were approximately $19.0 million during the three months ended March 31, 2011 compared to $20.6 million for the corresponding period of 2010.  This $1.6 million, or 7.6%, decrease was primarily attributable to fewer transacting units between the periods.

           Service and other revenues decreased by $93,000, or 34.1%, to $180,000 during the three-month period ended March 31, 2011 compared to $273,000 in the corresponding period in 2010.  The decrease was primarily due to fewer billable service calls as a result of the replacement of older ATMs with newer equipment and lower build out revenue associated with installations of ATMs and other related equipment at financial institution locations.

ATM equipment revenues decreased by $911,000, or 68.5%, to approximately $419,000 during the three months ended March 31, 2011 from $1.3 million during the corresponding period of 2010.  This decrease was the result of hardware sales to several large customers in 2010 that were not repeated in 2011.

Cost of Revenues

The following table sets forth selected costs of sales data from our Condensed Consolidated Statements of Operations.  The results are in thousands, except for percentages.

	Three Months Ended March 31,
	2011	2010	% Change

Cost of ATM operating revenues:
Commissions	$14,228	$14,572	(2.4)
Processing costs	745	449	65.9
Armored car service	515	475	8.4
Cost of cash	435	513	(15.2)
Service costs	697	858	(18.8)
Machine depreciation	172	231	(25.5)
Communication costs	116	228	(49.1)
Other costs	36	29	24.1
Total cost of ATM operating revenues	$16,944	$17,355	(2.4)

Cost ATM equipment and other revenues:
ATM equipment cost	329	1,394	(76.4)
Other revenue cost	82	141	(41.8)
Total cost of ATM equipment and other revenues	$411	$1,535	(73.2)

Total cost of revenues	$17,355	$18,890	(8.1)

Cost of ATM operating revenues consist primarily of commissions, cost of vault cash, service costs, processing costs, armored car service costs, communication costs and machine depreciation.  Cost of ATM equipment and other revenue is directly related to machine sales and varies period to period based on sales volumes.  Cost of ATM operating revenues decreased approximately $411,000, or 2.4%, to $16.9 million during the three months ended March 31, 2011 compared to $17.4 million in the same period in 2010.

Commissions decreased from $14.6 million during the three-month period ended March 31, 2010 to $14.2 million in the three-month period ended March 31, 2011.  This decrease of approximately $344,000, or 2.4%, resulted primarily from fewer withdrawal transactions due, in part, to the loss of a principal customer in June 2010.  As a percentage of transaction-based revenue, commissions increased to 74.8% in the three-month period ended March 31, 2011 from 70.7% during the corresponding period in 2010.  The average commission per withdrawal transaction increased to $1.93 for the three-month period ended March 31, 2011 as compared to $1.78 for the three-month period ended March 31, 2010.  The higher commission per withdrawal was the result of a higher percentage of transactions with higher commission rates.

Processing fees increased $296,000, or 65.9%, to approximately $745,000, in the three months ended March 31, 2011 compared to $449,000 in the corresponding period of 2010.  The increase is due to higher fees being charged by the networks which facilitate ATM transactions.  These charges are partially offset by a corresponding increase in network pass-thru fee revenue which represents the amount of the increased fees we pass along to the ATM operators under our merchant-owned program.

Armored car costs increased $40,000, or 8.4%, to $515,000 in the three months ended March 31, 2011 from $475,000 in the corresponding period of 2010.  This increase is attributable to an increase in the number of cash deliveries and costs related to changing armored car providers on selected units based on requests from our vault cash provider.

Our cost of vault cash decreased by $78,000, or 15.2%, to $435,000 during the three months ended March 31, 2011 from $513,000 in the same period of 2010.  This decrease is the result of using approximately 27.2%, or $12.4 million, less cash for ATMs we operated in the first three months of 2011.  This decrease was partially offset by an increase in the insurance premium paid per machine per month assessed by our vault cash provider commencing in the second quarter of 2010.  The interest rate on our vault cash facility remained constant at 2.75%.

Maintenance and third party service costs decreased $161,000, or 18.8%, to approximately $697,000 during the first quarter of 2011 compared to $858,000 in the first quarter of 2010.  The reduction is primarily attributable to the removal of 465 ATMs under a contract that was not renewed in June 2010.

ATM equipment revenue cost decreased $1.1 million, or 76.4%, to $329,000 in the first quarter of 2011 from approximately $1.4 million in the first quarter of 2010 due to equipment sales to several large customers in 2010.

Gross Profit (in thousands, except for percentages)

	Three Months Ended March 31,
	2011	2010	% Change

Gross profit	$2,275	$3,313	(31.3)

During the three months ended March 31, 2011, gross profit was approximately $2.3 million compared to $3.3 million in the same period of 2010.  The reasons for the decreases have been discussed above in sales and costs.

Selling, General, and Administrative Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2011	2010	% Change

Selling, general and administrative	$2,500	$2,585	(3.3)

Selling, general and administrative expense decreased by $85,000, or 3.3%, to $2.5 million for the three months ended March 31, 2011 from approximately $2.6 million for the three months ended March 31, 2010.  Selling, general and administrative expense as a percent of total revenues net sales increased to 12.7% in the first quarter of 2011 from 11.6% in the first quarter of 2010.

We experienced decreases in non-cash compensation, repairs and maintenance, license fees, office related, legal, accounting travel, marketing, and other expenses of approximately $225,000 in the first quarter of 2011 compared to the first quarter of 2010.  These reductions were partially offset by a combined increase of approximately $137,000 of costs related to payroll, rent and professional fees in the three months ended March 31, 2011 compared to the corresponding period of 2010.

Operating (Loss) Income (in thousands, except for percentages)

	Three Months Ended March 31,
	2011	2010	% Change

Operating (loss) income	$(225)	$728	(130.9)

During the three months ended March 31, 2011, we had an operating loss of $225,000, compared to operating income of $728,000 for the three months ended March 31, 2010.  The reasons for the decreases have been discussed above in sales and costs.

Depreciation and Amortization (in thousands, except for percentages)

	Three Months Ended March 31,
	2011	2010	% Change

Depreciation expense	$267	$322	(17.1)
Amortization expense	$176	$731	(75.9)

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

The decrease in depreciation between the three-month periods ended March 31, 2011 and 2010 was the result of a write-off of equipment and its corresponding depreciation in December 2010.  This write-off has lowered depreciation in the first quarter of 2011.  The decrease in amortization expense is directly related to the acceleration of debt issuance amortization as a result of our debt refinancing in September of 2010.

Interest Expense (in thousands except for percentages)

	Three Months Ended March 31,
	2011	2010	% Change

Interest expense	$491	$757	35.1
Amortization – debt issuance	11	559	98.0
Total interest related expense	$502	$1,316	61.9

Total interest related expense for the three months ended March 31, 2011 decreased by $814,000, or 61.9%, to $502,000 from $1.3 million in the corresponding period of 2010.  This decrease was the result of refinancing our credit facility and restructuring other long-term indebtedness in the third quarter of 2010.

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

We have outstanding warrants to purchase up to an aggregate of 3.1 million shares of common stock.  The warrants expire November 2013 and have an exercise price of $0.28.  The outstanding warrants are exercisable at any time and we have agreed to register the public resale of the shares issuable upon the exercise of the warrants.  We use a Black-Scholes valuation model to estimate the fair value of the outstanding warrants.

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of December 31, 2010 (in thousands).

Balance as of January 1, 2011	$587
Decrease in fair value of warrants	426
Balance as of March 31, 2010	$161

We determined the fair value of our warrants using a Black-Scholes model.  The significant assumptions considered by the model were the amount of outstanding warrants, the remaining term of each warrant, the per share stock price of $0.09 a risk free rate of 1.07%, and a historical volatility of 140.8%.

Net Loss (in thousands, except for percentages)

Our net losses in 2011 and 2010 were impacted by accounting associated with warrant valuations.  The following table provides a reconciliation of net loss to adjusted net loss to show the impact to the warrant valuation.

	Three Months Ended March 31,
	2011	2010	% Change

Net loss	$(222)	$(716)	(69.0)
(Loss) gain on warrant value	426	(139)	406.5
Net loss after adjustments	$(648)	$(577)	(12.5)

We recognized a net loss after adjustments of approximately $648,000 for the three months ended March 31, 2011 compared to an adjusted net loss after adjustments of $577,000 for the same period of 2010.

Provision for Income Taxes

We have recorded no benefit from our losses for the first quarters of 2011 and 2010 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards.

Liquidity and Capital Resources

Our principal ongoing funding requirements are for working capital to finance operations, make debt payments, and fund capital expenditures.  We believe that our cash resources are adequate for our currently anticipated needs over the next twelve months.

Net cash provided by operating activities during the quarter ended March 31, 2011 was $1.2 million compared to net cash provided by operating activities during the quarter ended March 31, 2010 of $1.0 million.  During the first quarter of 2011 the principal non-cash adjustments to our operating loss were depreciation and amortization, change in warrant value.  In addition, we experienced an increase in accounts payable.

Net cash used in investing activities during the quarter ended March 31, 2011 was $199,000 compared to $92,000 in the first quarter of 2010.  Cash used in both periods consisted primarily of capital expenditures for ATMs and equipment.

Net cash used in financing activities was $322,000 during the three months ended March 31, 2011 and consisted of repayment of term loans.  Net cash used in financing during the three months ended March 31, 2010 was $869,000 and consisted of the payment of term loans.

We had cash and cash equivalents of approximately $3.1 million at March 31, 2011 compared to $5.9 million at March 31, 2010.  At March 31, 2011, we had a net working capital deficit of $7.2 million compared to a net working capital deficit of $1.6 million at March 31, 2010.  We believe that our cash balances and cash generated from our operating activities will be sufficient to operate our business for the foreseeable future.

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

The following table summarizes future principal repayments of term loans and other debt (in thousands):

2011	$827
2012	1,051
2013	1,125
2014	1,196
2015	14,201
2016 and beyond	-
$18,400

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates as of March 31, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

           As of March 31, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under "Item 1.01- Entry into a Material Definitive Agreement" and "Item 2.03 - Creation of a Direct Financial Obligation or an Obligation" of  Form 8-K.

Amendment to Loan and Security Agreement

On May 11, 2011, we and certain of its subsidiaries entered into a Second Amendment to Loan and Security Agreement (the "Amendment") with Sovereign Bank (the "Bank").  The Amendment amends the Loan and Security Agreement dated September 3, 2010, as amended to date (the "Senior Loan and Security Agreement"), by and among us, our subsidiaries and the Bank.  The Amendment revises certain financial covenants to require that we maintain (i) minimum liquidity of $1.0 million on deposit with Sovereign Bank increasing to $1.5 million on December 31, 2011; (ii) a fixed charge coverage ratio of not less than .65 to 1 as of the quarter ending June 30, 2011, increasing to 1.25 to 1 for quarters ending on or after December 31, 2011; and (iii) a funded debt to EBITDA ratio of not more than 2.35 to 1 for the quarter ending June 30, 2011 decreasing to 2 to 1 for quarters ending on or after September 30, 2011.

Other than as revised by the Amendment, the terms and conditions set forth in the Senior Loan and Security Agreement remain in effect.

Amendment to Amended and Restated Loan and Security Agreement

On May 11, 2011, we and certain of our subsidiaries entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the "Lampe Amendment") with LC Capital Master Fund, Ltd. ("LC Capital"), Cadence Special Holdings II, LLC ("Cadence"), and Lampe Conway & Co., LLC, as administrative agent and collateral agent ("Lampe").  The Lampe Amendment amends the Amended and Restated Loan and Security Agreement dated September 3, 2010, as amended to date (the "Amended and Restated Loan and Security Agreement"), by and among us, our subsidiaries, LC Capital, Cadence and Lampe, as administrative and collateral agent.  The Lampe Amendment revises certain financial covenants to require that we maintain (i) the minimum liquidity of $800,000 on deposit with Sovereign Bank increasing to $1.2 million on December 31, 2011; (ii) a fixed charge coverage ratio of not less than .525 to 1 as of the quarter ending June 3, 2011, increasing to 1.125 to 1 for quarters ending on or after December 31, 2011; and (iii) a funded debt to EBITDA ratio of not more than 2.55 to 1 for the quarter ending June 30, 2011 decreasing to 2.2 to 1 as of the end of each fiscal quarter thereafter.

Other than as revised by the Lampe Amendment, the terms and conditions set forth in the Amended and Restated Loan and Security Agreement remain in effect.

The following is included for the purpose of providing information required to be disclosed during the fiscal quarter ended March 31, 2011 pursuant to Item 2.04 — Triggering Events that Accelerate or Increase a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement — of SEC Form 8-K

As of January 25, 2011, we were not in compliance with the minimum liquidity requirement included in our Loan and Security Agreement with Sovereign Bank (the "Loan Agreement").  In addition, as of the quarter ended March 31, 2011, we were not in compliance with the fixed charge coverage ratio or funded debt to EBITDA ratio required under the Loan Agreement.  Each of the foregoing constituted events of default under the Loan Agreement and were waived in connection with the execution of the Amendment described above.

As of the quarter ended March 31, 2011, we were not in compliance with the fixed charge coverage ratio or funded debt to EBITDA ratio required under our Loan and Security Agreement with LC Capital, Cadence and Lampe (the "Lampe Loan Agreement").  Each of the foregoing constituted an event of default under the Lampe Loan Agreement and were waived in connection with the execution of the Lampe Amendment described above.

ITEM 6.	EXHIBITS

10.1	Second Amendment to Loan and Security Agreement dated May 11, 2011 by and among the Company, certain of the Company’s subsidiaries, and Sovereign Bank.

10.2
Second Amendment to Loan and Security Agreement, dated May 11, 2011, by and among the Company, certain of the Company’s subsidiaries, LC Capital Master Fund, LP, Cadence Special Holdings II, LLC, and Lampe Conway & Co., LLC, as administrative and collateral agent.

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

ACCESS TO MONEY, INC.

Date:	May 16, 2011	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer