Form 10-Q
period 2011-06-30
Access to Money, Inc.
filed 2011-08-15
CIK 749254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☐   NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  33,294,348 shares of common stock outstanding at August 12, 2011.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

Access to Money, Inc.
Condensed Consolidated Balance Sheets
(In thousands, excluding share and per share amounts)

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$1,706	$2,421
Restricted cash	603	601
Accounts receivable, net	1,833	2,552
Leases receivable, net	155	163
Inventories	1,035	917
Prepaid expenses and other	257	440
Deferred financing costs	44	44
Total current assets	5,633	7,138

Property and equipment, net	3,434	2,445
Intangible assets, net	1,147	1,368
Goodwill	10,559	10,559
Deferred financing costs, long term	144	166
Other assets	563	473
Total assets	$21,480	$22,149

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$6,589	$5,667
Accrued expenses	7,231	6,940
Term loans – current portion, net	1,005	1,131
Total current liabilities	14,825	13,738

Long term liabilities:
Term loans and other debt – long term portion, net	17,070	17,590
Warrants	149	587
Total liabilities	32,044	31,915

Shareholders’ deficit:
Common stock, $0.001 par value - 70,000,000 shares authorized; 33,363,652 and 33,205,318 shares issued as of June 30, 2011 and December 31, 2010, respectively, and 33,294,348 and 33,146,333 shares outstanding at June 30, 2011 and December 31, 2010, respectively	33	33
Preferred stock, $0.001 par value 5,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	138,728	138,681
Treasury stock	(21)	(21)
Accumulated deficit	(149,304)	(148,459)
Total shareholders’ deficit	(10,564)	(9,766)
Total liabilities and shareholders’ deficit	$21,480	$22,149

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Transaction-based revenues	$18,836	$21,453	$37,867	$42,053
ATM equipment and other revenues	805	534	1,404	2,137
Net revenues	19,641	21,987	39,271	44,190
Cost of revenues:
Cost of ATM operating revenues	16,600	18,019	33,544	35,374
Cost of ATM equipment and other revenues	676	275	1,087	1,811
Total cost of revenues	17,276	18,294	34,631	37,185
Gross profit	2,365	3,693	4,640	7,005
Selling, general and administrative expense	2,516	2,816	5,016	5,401
Operating (loss) income	(151)	877	(376)	1,604
Interest expense	504	759	995	1,516
Amortization of debt issuance costs	11	560	22	1,119
Other expense (income)	(31)	(8)	(110)	(21)
Change in fair value of warrants (income) expense	(12)	(2,482)	(438)	(2,342)
Net income (loss) before income taxes	(623)	2,048	(845)	1,332
Provision (benefit) for income taxes	-	-	-	-
Net income (loss)	$(623)	$2,048	$(845)	$1,332

Net income (loss) per common share – basic	$(.02)	$.09	$(.03)	$.06
Net income (loss) per common share – diluted	$(.02)	$.07	$(.03)	$.05

Weighted average common shares outstanding:
Basic	33,267	22,252	33,207	22,163
Diluted	33,267	29,620	33,207	28,706

See accompanying notes to condensed consolidated financial statements.

Access to Money, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flows from operating activities:
Net income (loss)	$(845)	$1,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	553	633
Amortization	306	1,470
Non-cash share-based compensation	47	58
Loss on disposal or retirement of equipment	5	9
Provision for doubtful accounts	(2)	132
Change in warrant value	(438)	(2,342)
Changes in assets and liabilities, net of acquisitions:
Restricted cash	(2)	-
Accounts receivable	721	(68)
Lease receivable	8	36
Inventories	(119)	(517)
Prepaid expenses	183	(192)
Other assets	(151)	-
Accounts payable	922	694
Accrued expenses	291	276
Cash provided by operating activities	1,479	1,521

Cash flows from investing activities:
Capital expenditures	(1,548)	(630)
Acquisition of intangible assets	-	(339)
Cash (used in) investing activities	(1,548)	(969)

Cash flows from financing activities:
Payment of term loans	(646)	(950)
Cash (used in) financing activities	(646)	(950)

Net (decrease) increase in cash and cash equivalents	(715)	(398)
Beginning cash and cash equivalents	2,421	5,770
Ending cash and cash equivalents	$1,706	$5,372

Supplemental cash flow information:
Cash paid for interest	$176	$797

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

General Description of Business

We are an independent automated teller machine ("ATM") deployer, or "IAD", acting as the source for businesses to purchase, operate and service automated teller machines, or ATMs.  We entered the ATM business in 1999 and expanded our ATM operations through internal growth and acquisitions.  At June 30, 2011, we had approximately 10,382 ATMs under contract.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Access to Money, Inc. and its subsidiaries.  At June 30, 2011, our subsidiaries consisted of Access to Money ATM Corporation, Access to Money Acquisition Corporation, and Access to Money-SL, Inc.  All significant intercompany transactions and accounts are eliminated.

Financial Statement Reclassifications

Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation.  In 2011, we made a reclassification to include commissions paid to merchants as a cost of ATM operating revenues to classify them with other costs associated with transaction-based revenues.  As a result of this change, both net revenues and cost of revenues previously reported exclude commissions of approximately $14.9 million and $29.5 million for the three and six months ended June 30, 2010, respectively, and are now included as a cost of ATM operating revenues.  Also in 2011 we made a reclassification of network revenue and other ATM transaction related revenues into transaction related revenues from ATM equipment and Service and other revenues, in the amounts of $435,000 and $918,000 for the three and six months ending June 30, 2010, respectively.  These changes had no impact on shareholders' deficit or the previously reported gross profit and net income (loss).

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

Financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short maturity of these instruments.  Fair value approximates the carrying value of our borrowings under our variable-rate long-term debt, based upon interest rates available for the same or similar instruments.  At June 30, 2011, the majority of our debt had fixed interest rates and the fair value was estimated at $22.8 million.  This amount includes approximately $4.8 million of accrued interest expense accounted for in accrued expenses in addition to our term loans and other debt.

Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts.  We maintain cash on deposit with a bank that is pledged in support of a specific contract related to our vault cash provider.  This balance is classified as restricted cash in current assets on the Consolidated Balance Sheets.  As of June 30, 2011 and December 31, 2010, there was $603,000 and $601,000, respectively, of restricted cash.

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

We have contracts with regional and national merchants and numerous independent store operators.  We had one customer which accounted for approximately 25.8% and 22.8%, respectively, of our transaction-based revenue for the six-month period ending June 30, 2011 and 2010, respectively.

In situations in which our arrangements combine multiple elements, we allocate revenue to each element based on its fair value and we limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of services or future performance obligations.

Accounts Receivable and Allowance for Doubtful Accounts

We review our accounts receivable on a regular basis to determine the collectability of each account.  We maintain allowances for doubtful accounts for estimated losses which may result from the failure of its clients to make required payments.  During each reporting period, we evaluate the adequacy of the allowance for doubtful accounts and calculate appropriate changes based on historical experience, credit evaluations, specific client collection issues and the length of time a receivable has been past due.  When we deem the receivable to be uncollectible, we charge the receivable against the allowance.  Accounts receivable are shown net of the allowance of approximately $16,000 and $78,000 at June 30, 2011 and December 31, 2010, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  Inventory consists primarily of ATMs and related parts and equipment.  ATMs and parts available for sale are classified as inventory until such time they are sold or installed.  Once the ATM or part is sold, it is relieved to cost of sales.

The following table summarizes inventories (in thousands):

	June 30, 2011	December 31, 2010
Machines	$698	$753
Parts	337	164
	$1,035	$917

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

Goodwill

As of June 30, 2011 and December 31, 2010, our assets included goodwill of $10.6 million.  Goodwill is tested for impairment annually or whenever a triggering event is identified that may indicate an impairment has occurred.  Potential impairment indicators include a significant decline in revenues or a decline in our capitalization below carrying value.  Goodwill is tested by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value.

Intangible Assets

The following table summarizes Intangible assets (in thousands):

	June 30, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Subject to amortization
Non-compete agreement	$175	$(175)	$0	$175	$(157)	$18
Customer contracts	1,382	(957)	425	1,382	(793)	589
Distributor agreements	225	(120)	105	225	(101)	124
Non-contractual customer base	250	(133)	117	250	(113)	137
	2,032	(1,385)	647	2,032	(1,164)	868
Trademarks not subject to amortization	500	-	500	500	-	500
	$2,532	$(1,385)	$1,147	$2,532	$(1,164)	$1,368

Amortization of intangible and other assets, which is included in selling, general and administrative expense in operations was approximately $134,000 and $180,000 for the three months ended June 30, 2011 and 2010, respectively, and $300,000 and $352,000 for the six months ended June 30, 2011 and 2010, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement reporting balances of assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or reversed.  There were no uncertain tax positions at June 30, 2011 or December 31, 2010, as our tax positions for open years meet the recognition thresholds of more likely than not to be sustained upon examination.

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

Net Income (Loss) Per Share

The Company reports its earnings per share under both the basic and diluted methods.  When calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the assumed exercise or conversion of all dilutive securities, such as options, restricted shares and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is greater than the market price of the Company's stock.  For the three and six month periods ended June 30, 2011, the Company incurred net losses and the exercise price for outstanding warrants and options was greater than the average market price.  Accordingly, all were excluded from the calculation of diluted earning per share as their impact on the net loss available to common stockholders was anti-dilutive.  Dilutive securities consisting of 6.8 million warrants, 411,980 shares of restricted stock, and 128,333 stock options were included in the calculation of diluted income per share for the three months ended June 30, 2010 since the Company reported net income for this period.  Dilutive securities consisting of 6.0 million warrants, 397,479 shares of restricted stock, and 121,429 stock options were included in the calculation of diluted income per share for the six months ended June 30, 2010.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 was effective for the Company beginning January 1, 2011.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04 "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs".  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board's intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 shall be effective for public entities for interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  Early adoption is not permitted for public entities.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011, and should be applied prospectively.  Nonpublic entities may elect to apply the amendments early, but no earlier than interim periods beginning after December 15, 2011.  The Company does not expect that the adoption of ASU 2011-04 will have a material effect on its financial statements.

3.	ACCRUED AND OTHER EXPENSES

The following table summarizes accounts payable and accrued liabilities (in thousands):

	June 30, 2011	December 31, 2010
Accrued payroll expenses	$160	$125
Accrued interest expense	4,766	3,946
Accrued ATM maintenance and other expenses	175	206
Other accrued expenses	2,130	2,663
	$7,231	$6,940

4.	TERM LOANS AND OTHER DEBT:

The following table summarizes term loans and other debt (in thousands):

	June 30, 2011	December 31, 2010
Sovereign Bank	$4,786	$5,264
Lampe Loan Facility	3,150	3,150
Cadence Special Holdings II, LLC	350	350
Note payable to former owner of LJR Consulting	9,755	9,755
Other debt	34	202
Total	$18,075	$18,721
Less: current portion	1,005	1,131
Total long-term debt, excluding current portion	$17,070	$17,590

On September 3, 2010, we obtained $5.5 million via a senior secured loan, (the "Senior Loan"), pursuant to a Loan and Security Agreement (the "Senior Loan and Security Agreement"), by and among us, our subsidiaries, and Sovereign Bank.  The Senior Loan is due September 3, 2015, accrues interest at the rate of 6.81% per annum, requires monthly payments of principal and interest amortizing over a five year period, and is secured by substantially all of our assets.  We have the right to prepay the then outstanding balance, in whole or in part, at anytime.  If we prepay 50.0% or more of the then outstanding balance, we are required to pay a fee initially equal to 5.0% of the amount prepaid which reduces ratably on an annual basis to 1% of the amount prepaid four years after funding.  On October 21, 2010, we entered into a First Amendment to the Senior Loan and Security Agreement and on May 11, 2011, we entered into a Second Amendment to the Senior Loan and Security Agreement.  The Senior Loan and Security Agreement, as amended, contains standard and customary covenants including, prohibitions on incurring additional indebtedness, making loans or investments, granting security interests in any of our property, or acquiring any business or assets without the consent of Sovereign Bank.  The Second Amendment modified the financial covenants for the quarters ending on or after June 30, 2011, to require that we maintain (i) minimum liquidity of $1.0 million on deposit with Sovereign Bank, increasing to $1.5 million on December 31, 2011, (ii) a fixed charge coverage ratio of not less than .65 to 1 as of the quarter ending June 30, 2011, increasing to 1.25 to 1 for quarters ending on or after December 31, 2011, and (iii) a funded debt to EBITDA ratio of not more than 2.35 to 1 for the quarter ending June 30, 2011, decreasing to 2.0 to 1 for quarters ending on or after September 30, 2011.  We did not meet the fixed charge coverage ratio or the funded debt to EBITDA ratio for the quarter ending June 30, 2011, however the violations were waived by the lender.  We did meet the minimum liquidity covenant as of June 30, 2011.

The proceeds of the Senior Loan, together with $2.0 million of cash on hand, were used to repay $7.5 million of principal due on our existing $11.0 million Senior Secured Notes payable to  LC Capital Master Fund, Ltd. ("LC Capital") and Cadence Special Holdings II, LLC ("Cadence"), (the "2008 Notes").  The 2008 Notes accrued interest at the rate of 13.0% per annum, were secured by substantially all of our assets, and were due and payable in full on April 18, 2011.  In connection with the closing of the Senior Loan, we entered into an Amended and Restated Loan and Security Agreement, dated September 3, 2010, with LC Capital, Cadence and Lampe Conway & Co., LLC as administrative agent and collateral agent (the "Amended and Restated Lampe Loan and Security Agreement"), pursuant to which the 2008 Notes were amended and restated (the "2010 Secured Notes").  The 2010 Secured Notes in the aggregate principal amount of $3.5 million, are due October 3, 2015, are subordinated to the Senior Loan, accrue interest at the rate of 7.0% per annum if paid currently, or 10.0% if accrued, payable on March 3rd and September 3rd of each year, with each interest rate increasing .25% on the first anniversary of the closing, 1.0% on the second anniversary of the closing, 2.5% on the third anniversary of the closing, and 5.0% on the fourth anniversary of the closing, may be prepaid in whole or in part at anytime at our option, and are secured by substantially all of our assets, subject to the lien in favor of Sovereign Bank.  Pursuant to the Amended and Restated Lampe Loan and Security Agreement, as amended on October 21, 2010 and May 11, 2011, we are prohibited from paying interest on the 2010 Secured Notes unless we have a cash balance of $3.25 million after such payment.  The Second Amendment modified the financial covenants for the quarters ending on or after June 30, 2011, to require that we maintain (i) a minimum liquidity of $800,000 on deposit with Sovereign Bank increasing to $1.2 million on December 31, 2011, (ii) a fixed charge coverage ratio of not less than .525 to 1 as of the quarter ending June 30, 2011, increasing to 1.125 to 1 for quarters ending on or after December 31, 2011, and (iii) a funded debt to EBITDA ratio of not more than 2.55 to 1 for the quarter ending June 30, 2011, decreasing to 2.2 to 1 for quarters ending on or after September 30, 2011.  As of December 31, 2010, we were in compliance with all financial covenants.  We did not meet the fixed charge coverage ratio or the funded debt to EBITDA ratio for the quarter ending June 30, 2011, however the violations were waived by the lender.  We did meet the minimum liquidity covenant as of June 30, 2011.

Our existing note payable to Douglas B. Falcone, our Chief Operating Officer, in the principal amount of $9.75 million was also restructured.  The initial note accrued interest at the rate of 13.0% per annum payable quarterly with the principal balance due April 18, 2015, was unsecured, and subordinated to the payment in full of the 2008 Notes.  In connection with the foregoing transactions, we issued an Amended and Restated Subordinated Promissory Note to Mr. Falcone (the "Subordinated Note").  The Subordinated Note is due and payable in full October 3, 2015, is unsecured, and is subordinated in all respects to the Senior Loan and the 2010 Secured Notes.  The Subordinated Note accrues interest and contains payment terms substantially similar to the 2010 Secured Notes.  On October 21, 2010, we executed a First Allonge to the Subordinated Note (the "Allonge").  The Allonge amends the dates in which interest shall be paid from April 18 and October 18 of each year to March 3 and September 3 of each year.  Mr. Falcone has deferred approximately $4.8 million of interest payments under the note since its inception.  The accrued interest is represented in our Consolidated Balance Sheets under accrued expenses.

The following table summarizes future principal repayments of term loans and other debt (in thousands):

2011	$502
2012	1,051
2013	1,125
2014	1,196
2015	14,201
$18,075

5.	WARRANTS

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

Following the exchange agreements, we have outstanding warrants to purchase up to an aggregate of 3.1 million shares of common stock upon exercise.  The warrants expire November 2013 and have an exercise price of $0.28.  The outstanding warrants are exercisable at any time and we have agreed to register the public resale of the shares issuable upon the exercise of the warrants.  Because these warrants contain provisions that protect the holder from declines in stock price, we recognize these warrants as liabilities at their respective fair value on each reporting date.  We use a Black-Scholes valuation model to estimate the fair value of the outstanding warrants.  The significant assumptions considered by the model were the amount of outstanding warrants, the remaining term of each warrant, the per share stock price of $0.22, a risk free rate of 0.91%, and a historical volatility of 183.8%.

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of June 30, 2011 (in thousands).

Balance as of January 1, 2011	$587
Decrease in fair value of warrants	(438)
Balance as of June 30, 2011	$149

6.	VAULT CASH

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

During the six months ending June 30, 2011, the rental rate pertaining to the use of vault cash, for which the cost is recorded as a component of cost of revenue, was 2.75% and the average monthly amount of cash used to vault our ATMs was $38.3 million.

7.	SHARE-BASED COMPENSATION

We calculate the fair value of stock-based instruments awarded to employees on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  The following table reflects the total share-based compensation expense included in selling, general and administrative expense of our Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Options	$-	$-	$-	$14
Restricted shares	9	20	47	55
Total share-based compensation expense	$9	$20	$47	$69

Options:  The following table summarizes stock option activity during the three months ended June 30, 2011 and 2010, as follows:

	Number of shares	Weighted average exercise price
Options Outstanding December 31, 2010	322,500	$1.13
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options Outstanding June 30, 2011	322,500	$1.13

As of June 30, 2011, options to acquire 322,500 shares at a weighted average exercise price of $1.13 per share were exercisable.

The Company did not grant any options during the six months ended June 30, 2011 and 2010, respectively.

Restricted Stock.  The following table summarizes restricted stock activity during the six months ended June 30, 2011, as follows:

Shares
Restricted shares December 31, 2010	353,333
Granted	-
Vested	(158,334)
Forfeited	(16,666)
Restricted shares June 30, 2011	178,333

8.	PROVISION FOR INCOME TAXES

We have not recorded an income tax benefit for the three-month periods ended June 30, 2011 or 2010 because we are uncertain that we will be able to realize the benefit of our net operating loss carryforwards.  As of June 30, 2011, we have net operating losses of approximately $82.6 million available to offset future taxable income for United States federal and state income tax purposes which expire in the years 2020 through 2028.  We have established a valuation allowance for all of our net deferred tax assets based on our review for expected utilization using the "more likely than not" approach in assessing the available positive and negative evidence surrounding their realization.

9.	CHANGES IN SHAREHOLDERS' DEFICIT

The following table provides the transactions for the three-month period ended June 30, 2011 concerning shareholders deficit (in thousands):

	Common		Treasury		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balances December 31, 2010	33,205	$33	59	$(21)	$138,681	$(148,459)	$(9,766)
Net income	-	-	-	-	-	(845)	(845)
Share-based compensation	-	-	-	-	47	-	47
Shares issued	159	-	10	-	-	-	-
Balances June 30, 2011	33,364	$33	69	$(21)	$138,728	$(149,304)	$(10,564)

10.	SUBSEQUENT EVENTS

On August, 15, 2011 we announced that we entered into a definitive merger agreement with Cardtronics USA, Inc. ("Cardtronics"), a wholly-owned subsidiary of Cardtronics, Inc. Under the terms of the agreement, Cardtronics will acquire all of the Company's outstanding shares for a cash payment of $0.285 per share and the satisfaction of our total indebtedness of $22.8 million.  The total cash consideration at closing will be approximately $21.2 million.  The transaction is subject to approval by the Company's shareholders and the satisfaction of customary closing conditions.

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

As of June 30, 2011, we manage, own and operate 10,382 ATMs in the United States.  We locate our ATMs in high traffic retail environments through national merchants such as The Pantry, Inc., and through regional and locally-owned supermarkets, convenience and other stores.  In addition to providing our merchant customers with supplemental revenues from transaction fees, we believe that the presence of an ATM in a merchant’s store helps to promote higher foot traffic, increase impulse purchases and shopping times, and improve customer retention since the presence of an ATM will likely entice customers to make return visits to the retail site knowing they can obtain cash in the future.  We attempt to maximize ATM usefulness for our customers by participating in as many electronic funds transfer networks, or EFTNs, as practical, including NYCE, Visa, MasterCard, Cirrus, Plus, American Express, Discover/Novus, STAR, Allpoint, and Moneypass.

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

Strategic Outlook

During 2011, we will experience the full year impact of the loss of a major customer that occurred during the third quarter of 2010.  We believe our growth opportunities will be in the areas of:

•	Deployment of ATMs at nationwide franchise locations of a leading quick service restaurant (“QSR”) specializing in coffee and donuts;

•	Expansion of our surcharge free ATM solution at our full-placement locations with The Pantry;

•	The generation of alternative revenues by deploying content advertising; and

•	Placing fully outsourced ATMs in professional non-retail locations.

In addition to the activities listed above, we will continue to search for opportunities to:

•	Increase the number of deployed devices with existing as well as new merchant relationships;

•	Increase transaction levels at our existing locations; and

•	Acquire ATM portfolios that complement our installed base.

We continue to evaluate the profitability of our ATMs on a regular basis to maximize the value of each unit.

Recent Developments

On August, 15, 2011 we announced that we entered into a definitive merger agreement with Cardtronics USA, Inc. ("Cardtronics"), a wholly-owned subsidiary of Cardtronics, Inc. Under the terms of the agreement, Cardtronics will acquire all of the Company's outstanding shares for a cash payment of $0.285 per share and the satisfaction of our total indebtedness of $22.8 million.  The total cash consideration at closing will be approximately $21.2 million.  The transaction is subject to approval by the Company's shareholders and the satisfaction of customary closing conditions.

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

Financial Regulatory Reform in the United States  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act are or have recently been finalized.  The Act, among other things, limits fees that financial institutions can charge retailers for use of debit cards.  Based on the interpretations of the current language contained within the Act, it appears that the regulation of interchange fees for electronic debit transactions will not apply to ATM cash withdrawal transactions.  While we do not believe that the regulations will have a material impact on our operations, if ATM cash withdrawals were to be considered a transaction that falls under the Act, interchange fees could be reduced from their current levels and negatively impact our future revenues and operating profits.  There is also language in the proposed regulations aimed at providing merchants with flexibility for point-of-sale transactions, for which cash would have to be paid versus payment by debit or credit cards.  Implementation of this change could result in increased use of cash and could positively impact our future revenues and operating profits (through increased transaction levels at our ATMs).  The Act also requires debit cards to be recognized (or authorized) over at least two non-affiliated networks and provides for rules that would allow merchants greater flexibility in routing transactions across networks which could be economical for the merchant.  The Federal Reserve requested comments as to whether these network and routing provisions should apply to ATM transactions.  If the final rules apply to ATM transactions and allow flexible routing, we and other ATM operators may be able to manage transactions so it is more economical for more parties.

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

Armored Car Costs. We contract with armored courier services to transport and transfer the cash we use to fill our full-placement ATMs.  We use industry leading armored couriers such as Brinks, Garda and Pendum.  Per our agreements, the armored couriers pick up bulk cash and, using instructions received from our cash management team, prepare the cash for delivery to each ATM on the designated fill day.  Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by swapping out the remaining cash for a new fully loaded cassette, and then balance each machine and provide reporting to the vault cash provider who in turn provides us with information regarding the machine balances.

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

The following table sets forth information regarding these key measures for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total transactions	9,537,704	10,633,907	18,758,448	20,820,811
Withdrawal transactions	7,405,773	8,551,655	14,759,017	16,746,364
Average number of transacting ATMs	10,406	11,014	10,373	10,999
Average withdrawals per ATM per month	237	259	237	254
Average gross transaction-based revenue per withdrawal	$2.54	$2.51	$2.57	$2.51
Average commission per withdrawal	$1.92	$1.74	$1.92	$1.76
Average net transaction-based revenue per withdrawal	$.62	$.77	$.65	$.75

The average number of transacting ATMs in our network during the three months ended June 30, 2011 decreased by 608 from 11,014 in the three months ended June 30, 2010 compared to 10,406 in 2011.  This decrease was primarily due to normal attrition and the removal of 465 ATMs due to the non-renewal of a customer contract in June 2010.  The decrease in the number of transacting machines contributed to 1.1 million, or 13.4%, decrease in the number of withdrawal transactions between the first six months of 2011 and 2010.

The number of transacting ATMs in our network at June 30, 2011 was 10,382 compared to 11,000 at June 30, 2010.

We experienced a decrease in the average net transaction-based revenue per withdrawal of $0.15 to $0.62 in the three months ended June 30, 2011 from $0.77 in the three months ended June 30, 2010.  This decrease was primarily due to the removal of units that contributed larger per unit margins and new contracts that were installed with higher commission structures.  We experienced a decrease in the average net transaction-based revenue per withdrawal of $0.10 to $0.65 in the six months ended June 30, 2011 from $0.75 in the six months ended June 30, 2010.  This decrease was primarily due to the removal of units that contributed larger per unit margins and new contracts that were installed with higher commission structures.  Net transaction-based revenues were also impacted by lower interchange revenue as a result of networks increasing their fees per transaction.  While a majority of these fees are being fully passed through to the ATM merchant/operator, the fee reduction directly reduces revenue on our full placement units.  We expect future network fee increases will impact margins on units on which the fees cannot be passed forward to the ATM merchant/operator.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	%	%	%	%
Revenues:
Transaction-based revenue	95.9	97.6	96.4	95.2
ATM equipment and other revenue	4.1	2.4	3.6	4.8
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of ATM operating revenue	88.1	84.0	88.6	84.1
Cost of ATM equipment and other revenue	84.0	51.5	77.5	84.7
Total cost of revenue	88.0	83.2	88.2	84.1

Gross profit	12.0	16.8	11.8	15.9

Sales, general and administrative expenses	12.8	12.8	12.8	12.2

Operating income (loss)	(0.8)	4.0	(1.0)	3.6

Net income (loss)	(3.2)	9.3	(2.2)	3.0

Comparison of Results of Operations for the Three and Six Month Periods Ended June 30, 2011 to the Three and Six Month Periods Ended June 30, 2010.

Revenues

The following table sets forth selected information from our Condensed Consolidated Statements of Operations.  The results are in thousands, except for percentages.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Revenues:
Transaction-based revenues	$18,836	$21,452	(12.2)	$37,867	$42,053	(10.0)

Service and other revenues	153	287	(46.7)	333	560	(40.5)

ATM equipment revenues	652	248	162.9	1,071	1,577	(32.1)

Total revenues	$19,641	$21,987	(10.7)	$39,271	$44,190	(11.1)

Transaction-based revenues were approximately $18.8 million during the three months ended June 30, 2011 compared to $21.1 million for the corresponding period of 2010.  This $2.6 million, or 12.2%, decrease was primarily attributable to fewer transacting units between the periods.

Transaction-based revenues were approximately $37.9 million during the six months ended June 30, 2011 compared to $42.1 million for the corresponding period of 2010.  This $4.2 million, or 10.0%, decrease was primarily attributable to fewer transacting units between the periods.

Service and other revenues decreased by $134,000, or 46.7%, to $153,000 during the three-month period ended June 30, 2011 compared to $287,000 in the corresponding period in 2010.  The decrease was primarily due to fewer billable service calls as a result of the replacement of older ATMs with newer equipment and lower build out revenue associated with installations of ATMs and other related equipment at financial institution locations.

Service and other revenues decreased by $227,000, or 40.5%, to $333,000 during the six-month period ended June 30, 2011 compared to $560,000 in the corresponding period in 2010.  The decrease was primarily due to fewer billable service calls as a result of the replacement of older ATMs with newer equipment and lower build out revenue associated with installations of ATMs and other related equipment at financial institution locations.

ATM equipment revenues increased by $404,000, or 162.9%, to approximately $652,000 during the three months June 30, 2011 from $248,000 during the corresponding period of 2010.  This increase was the result of hardware sales to several large customers in 2011 that were not made in 2010.

ATM equipment revenues decreased by $506,000, or 32.1%, to approximately $1.1 million during the six months June 30, 2011 from $1.6 million during the corresponding period of 2010.  This decrease was the result of hardware sales to several large customers in 2010 that were not made in 2011.

Cost of Revenues

The following table sets forth selected costs of sales data from our Condensed Consolidated Statements of Operations.  The results are in thousands, except for percentages.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Cost of ATM operating revenues:
Commissions	$14,187	$14,899	(4.8)	$28,415	$29,471	(3.6)
Processing costs	727	647	12.4	1,472	1,096	34.3
Armored car service	338	727	(53.5)	853	1,203	(29.1)
Cost of cash	505	517	(2.3)	940	1,030	(8.7)
Service costs	538	805	(33.2)	1,235	1,663	(25.7)
Machine depreciation	193	219	(11.9)	365	450	(18.9)
Communication costs	79	168	(53.0)	195	396	(50.8)
Other costs	33	37	(10.8)	69	65	6.2
Total cost of ATM operating revenues	$16,600	$18,019	(7.9)	$33,544	$35,374	(5.2)

Cost of ATM equipment and other revenues:
ATM equipment cost	558	127	339.4	887	1,522	(41.7)
Other revenue cost	118	148	(20.3)	200	289	(30.8)
Total cost of ATM equipment and other revenues	$676	$275	145.8	$1,087	$1,811	(40.0)

Total cost of revenues	$17,276	$18,294	(5.6)	$34,631	$37,185	(6.9)

Cost of ATM operating revenues consist primarily of commissions, cost of vault cash, service costs, processing costs, armored car service costs, communication costs and machine depreciation.  Cost of ATM equipment and other revenue is directly related to machine sales and varies period to period based on sales volumes.  Cost of ATM operating revenues decreased approximately $1.4 million, or 7.9%, to $16.6 million during the three months ended June 30, 2011 compared to $18.0 million in the same period in 2010.  Costs of ATM operating revenues decreased approximately $1.8 million, or 5.2%, to $33.5 million during the first six months of 2011 as compared to $35.4 million in the first six months of 2010.  The reasons for the changes between the three and six month periods ended June 30, 2011 and June 30, 2010 are described below.

Commissions decreased from $14.9 million during the three-month period ended June 30, 2010 to $14.2 million in the three-month period ended June 30, 2011.  This decrease of approximately $712,000, or 4.8%, resulted primarily from fewer withdrawal transactions due, in part, to the loss of a principal customer in June 2010.  Commissions decreased from $29.5 million during the six-month period ended June 30, 2010, to $28.4 million in the six-month period ended June 30, 2011.  This decrease of approximately $1.1 million, or 3.6%, resulted primarily from fewer withdrawal transactions due, in part, to the loss of a principal customer in June 2010.  Commissions as a percentage of transaction based sales were 75.3% and 69.4% for the three month periods ended June 30, 2011 and 2010, respectively, and 75.0% and 70.1% for the six month periods ended June 30, 2011 and 2010, respectively.

Processing fees increased $80,000, or 12.4%, to approximately $727,000, in the three months ended June 30, 2011 compared to $647,000 in the corresponding period of 2010.  The increase is due to higher fees being charged by the networks which facilitate ATM transactions.  Processing fees increased $376,000, or 34.3%, to approximately $1.5 million, in the six months ended June 30, 2011 compared to $1.1 million in the corresponding period of 2010.  These charges are partially offset by corresponding increases in network pass-thru fee revenue of $166,000 between the three months ended June 30, 2011 and 2010, and $295,000 between the six months ended June 30, 2011 and 2010, which represents the amount of the increased fees we pass along to the ATM operators under our merchant-owned program.

Armored car costs decreased $389,000, or 53.5%, to $338,000 in the three months ended June 30, 2011 from $727,000 in the corresponding period of 2010.  This decrease is attributable to the removal of approximately 465 ATMs from service in 2010 for which there is no corresponding cost in 2011.  Armored car costs decreased $350,000, or 29.1%, to $853,000 in the six months ended June 30, 2011 from $1.2 million in the corresponding period of 2010.  This decrease is attributable to the removal of approximately 460 ATMs from service in 2010 for which there is no corresponding cost in 2011.

Our cost of vault cash decreased by $12,000, or 2.3%, to $505,000 during the three months ended June 30, 2011 from $517,000 in the same period of 2010.  This decrease consisted of a $281,000 decrease associated with the reduction of units during 2010 which was offset by an increase in the cost of vault cash insurance and the addition of costs for new units that were added to replace the units which came out of service.  Our cost of vault cash decreased by $90,000, or 8.7%, to approximately $940,000 million during the first six months of 2011 from approximately $1.0 million in the first six months of 2010.  The reason for the decrease in this period is similar to that of the second quarter.  The average amount of vault cash we utilized for ATMs we supply cash to decreased by $8.2 million, or 18.6%, to $35.8 million for the first six months of 2011 from $44.0 million for the first six months of 2010.  The interest rate on our vault cash facility remained constant at 2.75%.

Maintenance and third party service costs decreased $267,000, or 33.2%, to approximately $538,000 during the second quarter of 2011 compared to $805,000 in the second quarter of 2010.  The reduction is primarily attributable to the removal of 465 ATMs under a contract that was not renewed in June 2010.  Maintenance and third party service costs decreased $428,000, or 25.7%, to approximately $1.2 million in the first six months of 2011 compared to $1.6 million in the first six months of 2010.  The reduction in this period is similar to that of the second quarter.

ATM equipment cost of revenue increased $431,000, or 339.4%, to $558,000 in the second quarter of 2011 from approximately $127,000 in the second quarter of 2010 due to equipment sales to several large customers in 2011 which did not occur in 2010.  ATM equipment revenue cost decreased $635,000, or 41.7%, to $887,000 in the first six months of 2011 from approximately $1.5 million in the first six months of 2010 due to equipment sales to several large customers in 2010 that were not repeated in 2011.

Gross Profit (in thousands, except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Gross profit	$2,365	$3,693	(36.0)	$4,640	$7,005	(33.8)

During the three months ended June 30, 2011, gross profit was approximately $2.4 million compared to $3.6 million in the same period of 2010.

During the six months ended June 30, 2011, gross profit was approximately $4.7 million compared to $7.0 million in the same period of 2010.

The reasons for the decrease in gross profit between the three and six month periods of June 30, 2011 and 2010, are identified in the revenues and cost of revenues explanations previously discussed in this report.

Selling, General, and Administrative Expenses (in thousands, except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Selling, general and administrative	$2,516	$2,816	(10.7)	$5,016	$5,401	(7.1)

Selling, general and administrative expense decreased by $300,000, or 10.7%, to $2.5 million for the three months ended June 30, 2011 from approximately $2.8 million for the three months ended June 30, 2010.  The primary reduction in selling, general and administrative expense was related to lower legal, accounting, and other expenses of approximately $223,000 for the three months ended June 30, 2011.  Selling, general and administrative expense as a percent of total revenues for the second quarters of 2011 and 2010 was 12.8%, respectively.

Selling, general and administrative expense decreased by $385,000, or 7.1%, to approximately $5.0 million in the first six months of 2011 from approximately $5.4 million in the first six months of 2010.  The primary reduction in selling, general and administrative expense was related to lower legal, accounting, and other expenses of approximately $343,000 in the first six months of 2011 compared to the first six months of 2010.  Selling, general and administrative expense as a percent of total revenues increased to 12.8% in the first six months of 2011 from 12.2% in the first six months of 2010.

Operating Income (Loss) (in thousands, except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Operating income (loss)	$(151)	$877	(117.2)	$(376)	$1,604	(123.4)

During the three months ended June 30, 2011, we had an operating loss of $151,000, compared to operating income of $877,000 for the three months ended June 30, 2010.  The reasons for the decreases have been discussed above in sales and costs.  During the first six months of 2011, we had an operating loss of $376,000 compared to operating income of $1.6 million.

Depreciation and Amortization (in thousands, except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Depreciation expense	$286	$311	(8.0)	$553	$633	(12.6)
Amortization expense	129	739	(82.5)	306	1,470	(79.2)

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

The decrease in depreciation between the three and six month periods ended June 30, 2011 and 2010 reflects additional depreciation for new equipment and lower depreciation as the result of equipment that was written off during 2010.

The decrease in amortization expense is the result of the acceleration of debt issuance amortization as a result of our debt refinancing in September of 2010.

Interest Expense (in thousands except for percentages)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Interest expense	$504	$759	(33.6)	$995	$1,516	(34.4)
Amortization – debt issuance	11	560	(98.0)	22	1,119	(98.0)
Total interest related expense	$515	$1,319	(61.0)	$1,017	$2,635	(61.4)

Interest expense for the three months ended June 30, 2011 decreased by $255,000, or 33.6%, to $504,000 from $759,000 in the corresponding period of 2010.  Interest expense for the six months ended June 30, 2011 decreased by $521,000, or 34.4%, to $995,000 from $1.5 million in the corresponding period of 2010.  This decrease was the result of refinancing our credit facility and restructuring other long-term indebtedness in the third quarter of 2010.

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

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and increase in fair value using significant unobservable inputs (Level 3) as of June 30, 2011 (in thousands).

Balance as of January 1, 2011	$587
Decrease in fair value of warrants	438
Balance as of June 30, 2011	$149

We determined the fair value of our warrants using a Black-Scholes model.  The significant assumptions considered by the model were the amount of outstanding warrants, the remaining term of each warrant, the per share stock price of $0.09 a risk free rate of 0.43%, and a historical volatility of 138.4%.

Net Income (Loss) (in thousands, except for percentages)

We experienced a decrease in Net income (loss) between the three and six month periods ended June 30, 2011 and 2010 of approximately $2.7 million and $2.2 million.

To supplement the GAAP presentation of net income (loss), the table below provides a reconciliation of GAAP net income (loss) to adjusted net income (loss).  The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.  In addition, the Non-GAAP financial measure included below may be different from, and, therefore, not comparable to, similar measures used by other companies.  The Company's Non-GAAP measure of net income (loss) is adjusted for the change in warrant valuation.  We believe this Non-GAAP financial measure provides meaningful supplemental information regarding our performance by excluding the impact of the warrant valuation as it may be counter indicative to our core business operating results.  We also believe investors could benefit from referring to this Non-GAAP financial measure when assessing performance, planning, forecasting and analyzing future periods.  This Non-GAAP financial measure also allows management alternative comparisons to historical performance and its competitors' operating results in addition to providing greater transparency with respect to supplemental information used by management in its financial and operational decision making.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Net income (loss)	$(623)	$2,048	(130.4)	$(845)	$1,332	(163.4)
Change in warrant value	(12)	(2,482)	(99.5)	(438)	2,342)	(81.3)
Adjusted net loss	$(635)	$(434)	46.3	$(1,283)	$(1,010)	27.0

We recognized an adjusted net loss after adjustments of approximately $635,000 for the three months ended June 30, 2011 compared to an adjusted net loss after adjustments of $434,000 for the corresponding period of 2010.

We recognized an adjusted net loss after adjustments of approximately $1.3 million for the six months ended June 30, 2011 compared to an adjusted net loss after adjustments of $1.0 million for the corresponding period of 2010.

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

Net cash provided by operating activities during the six months ended June 30, 2011 and 2010 was approximately $1.5 million.

Net cash used in investing activities during the six months ended June 30, 2011 was approximately $1.5 million compared to $969,000 in the six months ended June 30, 2010.  Cash used in both periods consisted primarily of capital expenditures for ATMs and equipment.

Net cash used in financing activities was $646,000 during the six months ended June 30, 2011 and consisted of repayment of term loans.  Net cash used in financing during the six months ended June 30, 2010 was $950,000 and consisted of repayment of term loans.

We had cash and cash equivalents of approximately $1.7 million at June 30, 2011 compared to $5.4 million at June 30, 2010.  At June 30, 2011, we had a net working capital deficit of approximately $9.0 million compared to a net working capital deficit of $6.6 million at December 31, 2010.

On August, 15, 2011 we entered into a definitive merger agreement with Cardtronics USA, Inc. ("Cardtronics"), a wholly-owned subsidiary of Cardtronics, Inc., a Houston, Texas, based provider of automated teller machine services.

Under the terms of the agreement, Cardtronics will acquire all of the outstanding shares of the Company for a cash payment of $0.285 per share and satisfy the Company's total indebtedness of $22.8 million.  The total cash consideration at closing will be approximately $21.2 million.  The companies expect an early fourth quarter completion date for the transaction.

On September 3, 2010, we obtained $5.5 million via a senior secured loan, (the "Senior Loan"), pursuant to a Loan and Security Agreement (the "Senior Loan and Security Agreement"), by and among us, our subsidiaries, and Sovereign Bank.  The Senior Loan is due September 3, 2015, accrues interest at the rate of 6.81% per annum, requires monthly payments of principal and interest amortizing over a five year period, and is secured by substantially all of our assets.  We have the right to prepay the then outstanding balance, in whole or in part, at anytime.  If we prepay 50.0% or more of the then outstanding balance, we are required to pay a fee initially equal to 5.0% of the amount prepaid which reduces ratably on an annual basis to 1% of the amount prepaid four years after funding.  On October 21, 2010, we entered into a First Amendment to the Senior Loan and Security Agreement and on May 11, 2011, we entered into a Second Amendment to the Senior Loan and Security Agreement.  The Senior Loan and Security Agreement, as amended, contains standard and customary covenants including, prohibitions on incurring additional indebtedness, making loans or investments, granting security interests in any of our property, or acquiring any business or assets without the consent of Sovereign Bank.  The Second Amendment modified the financial covenants starting for the quarters ending on or after June 30, 2011, to require that we maintain (i) minimum liquidity of $1.0 million on deposit with Sovereign Bank, increasing to $1.5 million on December 31, 2011, (ii) a fixed charge coverage ratio of not less than .65 to 1 as of the quarter ending June 30, 2011, increasing to 1.25 to 1 for quarters ending on or after December 31, 2011, and (iii) a funded debt to EBITDA ratio of not more than 2.35 to 1 for the quarter ending June 30, 2011, decreasing to 2.0 to 1 for quarters ending on or after September 30, 2011.  We did not meet the fixed charge coverage ratio or the funded debt to EBITDA ratio for the quarter ending June 30, 2011, however the violations were waived by the lender.  We did meet the minimum liquidity covenant as of June 30, 2011.

           The proceeds of the Senior Loan, together with $2.0 million of cash on hand, were used to repay $7.5 million of principal due on our existing $11.0 million Senior Secured Notes payable to  LC Capital Master Fund, Ltd. ("LC Capital") and Cadence Special Holdings II, LLC ("Cadence"), (the "2008 Notes").  The 2008 Notes accrued interest at the rate of 13.0% per annum, were secured by substantially all of our assets, and were due and payable in full on April 18, 2011.  In connection with the closing of the Senior Loan, we entered into an Amended and Restated Loan and Security Agreement, dated September 3, 2010, with LC Capital, Cadence and Lampe Conway & Co., LLC as administrative agent and collateral agent (the "Amended and Restated Lampe Loan and Security Agreement"), pursuant to which the 2008 Notes were amended and restated (the "2010 Secured Notes").  The 2010 Secured Notes in the aggregate principal amount of $3.5 million, are due October 3, 2015, are subordinated to the Senior Loan, accrue interest at the rate of 7.0% per annum if paid currently, or 10.0% if accrued, payable on March 3rd and September 3rd of each year, with each interest rate increasing .25% on the first anniversary of the closing, 1.0% on the second anniversary of the closing, 2.5% on the third anniversary of the closing, and 5.0% on the fourth anniversary of the closing, may be prepaid in whole or in part at anytime at our option, and are secured by substantially all of our assets, subject to the lien in favor of Sovereign Bank.  Pursuant to the Amended and Restated Lampe Loan and Security Agreement, as amended on October 21, 2010 and May 11, 2011, we are prohibited from paying interest on the 2010 Secured Notes unless we have a cash balance of $3.25 million after such payment.  The Second Amendment modified the financial covenants starting for the quarters ending on or after June 30, 2011, to require that we maintain (i) a minimum liquidity of $800,000 on deposit with Sovereign Bank increasing to $1.2 million on December 31, 2011, (ii) a fixed charge coverage ratio of not less than .525 to 1 as of the quarter ending June 30, 2011, increasing to 1.125 to 1 for quarters ending on or after December 31, 2011, and (iii) a funded debt to EBITDA ratio of not more than 2.55 to 1 for the quarter ending June 30, 2011, decreasing to 2.2 to 1 for quarters ending on or after September 30, 2011.  As of December 31, 2010, we were in compliance with all financial covenants.  We did not meet the fixed charge coverage ratio or the funded debt to EBITDA ratio for the quarter ending June 30, 2011, however the violations were waived by the lender.  We did meet the minimum liquidity covenant as of June 30, 2011.

Our existing note payable to Douglas B. Falcone, our Chief Operating Officer, in the principal amount of $9.75 million was also restructured.  The initial note accrued interest at the rate of 13.0% per annum payable quarterly with the principal balance due April 18, 2015, was unsecured, and subordinated to the payment in full of the 2008 Notes.  In connection with the foregoing transactions, we issued an Amended and Restated Subordinated Promissory Note to Mr. Falcone (the "Subordinated Note").  The Subordinated Note is due and payable in full October 3, 2015, is unsecured, and is subordinated in all respects to the Senior Loan and the 2010 Secured Notes.  The Subordinated Note accrues interest and contains payment terms substantially similar to the 2010 Secured Notes.  On October 21, 2010, we executed a First Allonge to the Subordinated Note (the "Allonge").  The Allonge amends the dates in which interest shall be paid from April 18 and October 18 of each year to March 3 and September 3 of each year.  Mr. Falcone has deferred approximately $4.8 million of interest payments under the note since its inception.  The accrued interest is represented in our Consolidated Balance Sheets under accrued expenses.

The following table summarizes future principal repayments of term loans and other debt (in thousands):

2011	$502
2012	1,051
2013	1,125
2014	1,196
2015	14,201
$18,075

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates as of June 30, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACCESS TO MONEY, INC.

Date: August 15, 2011	By:	/s/ Michael J. Dolan
Michael J. Dolan
Chief Financial Officer